Form 10-Q
period 2017-03-31
UNITED SECURITY BANCSHARES
filed 2017-05-04
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2017: 16,875,190

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2017 and December 31, 2016

(in thousands except shares)	March 31, 2017	December 31, 2016
Assets
Cash and non-interest bearing deposits in other banks	$18,707	$25,781
Cash and due from Federal Reserve Bank	114,425	87,251
Cash and cash equivalents	133,132	113,032
Interest-bearing deposits in other banks	651	650
Investment securities available for sale (at fair value)	55,351	57,491
Loans	546,841	569,759
Unearned fees and unamortized loan origination costs, net	907	1,075
Allowance for credit losses	(8,948)	(8,902)
Net loans	538,800	561,932
Accrued interest receivable	4,445	3,895
Premises and equipment – net	10,799	10,445
Other real estate owned	6,471	6,471
Goodwill	4,488	4,488
Cash surrender value of life insurance	19,178	19,047
Investment in limited partnerships	1,247	757
Deferred tax assets - net	3,395	3,298
Other assets	6,141	6,466
Total assets	$784,098	$787,972

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$279,668	$262,697
Interest bearing	390,873	413,932
Total deposits	670,541	676,629

Accrued interest payable	52	76
Accounts payable and other liabilities	5,836	5,781
Junior subordinated debentures (at fair value)	9,171	8,832
Total liabilities	685,600	691,318

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 16,874,890 issued and outstanding at March 31, 2017, and 16,705,294 at December 31, 2016	57,790	56,557
Retained earnings	41,252	40,701
Accumulated other comprehensive loss	(544)	(604)
Total shareholders' equity	98,498	96,654
Total liabilities and shareholders' equity	$784,098	$787,972

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2017	2016
Interest Income:
Loans, including fees	$7,225	$6,631
Investment securities – AFS – taxable	224	189
Interest on deposits in FRB	183	124
Interest on deposits in other banks	1	2
Total interest income	7,633	6,946
Interest Expense:
Interest on deposits	336	277
Interest on other borrowings	69	58
Total interest expense	405	335
Net Interest Income	7,228	6,611
Provision (Recovery of Provision) for Credit Losses	21	(22)
Net Interest Income after Provision (Recovery of Provision) for Credit Losses	7,207	6,633
Noninterest Income:
Customer service fees	941	926
Increase in cash surrender value of bank-owned life insurance	132	131
(Loss) gain on fair value of financial liability	(336)	358
Other	172	146
Total noninterest income	909	1,561
Noninterest Expense:
Salaries and employee benefits	2,985	2,590
Occupancy expense	1,015	1,097
Data processing	27	59
Professional fees	255	489
Regulatory assessments	136	256
Director fees	68	70
Correspondent bank service charges	18	20
Loss on California tax credit partnership	108	37
Net cost on operation of OREO	32	116
Other	546	566
Total noninterest expense	5,190	5,300
Income Before Provision for Taxes	2,926	2,894
Provision for Taxes on Income	1,155	1,125
Net Income	$1,771	$1,769

Net Income per common share
Basic	$0.10	$0.10
Diluted	$0.10	$0.10
Shares on which net income per common shares were based
Basic	16,874,778	16,869,813
Diluted	16,888,573	16,872,871

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net Income	$1,771	$1,769

Unrealized holdings gain on securities	87	59
Unrealized gains on unrecognized post-retirement costs	13	12
Other comprehensive income, before tax	100	71
Tax expense related to securities	(35)	(24)
Tax expense related to unrecognized post-retirement costs	(5)	(5)
Total other comprehensive income	60	42
Comprehensive income	$1,831	$1,811

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2015*	16,051,406	$52,572	$37,265	$(202)	$89,635
*Excludes 14,870 unvested restricted shares

Other comprehensive income				42	42
Common stock dividends	160,492	786	(786)		—
Stock-based compensation expense		8			8
Net income			1,769		1,769
Balance March 31, 2016*	16,211,898	$53,366	$38,248	$(160)	$91,454
*Excludes 15,019 unvested restricted shares

Other comprehensive loss				(444)	(444)
Common stock dividends	490,933	3,163	(3,163)		—
Common stock issuance	2,463	6			6
Stock-based compensation expense		22			22
Net income			5,616		5,616
Balance December 31, 2016*	16,705,294	$56,557	$40,701	$(604)	$96,654
*Excludes 11,896 unvested restricted shares

Other comprehensive income				60	60
Common stock dividends	167,082	1,220	(1,220)		—
Stock options exercised	2,514	6			6
Stock-based compensation expense		7			7
Net income			1,771		1,771
Balance March 31, 2017*	16,874,890	$57,790	$41,252	$(544)	$98,498
*Excludes 12,015 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2017	2016
Cash Flows From Operating Activities:
Net Income	$1,771	$1,769
Adjustments to reconcile net income:to cash provided by operating activities:
Provision (recovery of provision) for credit losses	21	(22)
Depreciation and amortization	324	363
Amortization of investment securities	143	82
Accretion of investment securities	(2)	(10)
Increase in accrued interest receivable	(550)	(521)
(Decrease) increase in accrued interest payable	(24)	4
Decrease in accounts payable and accrued liabilities	(718)	(843)
Decrease (increase) in unearned fees and unamortized loan origination costs, net	168	(553)
Decrease in income taxes receivable	1,293	768
Stock-based compensation expense	7	8
(Benefit) provision for deferred income taxes	(138)	147
Increase in cash surrender value of bank-owned life insurance	(137)	(131)
Loss (gain) on fair value option of financial liabilities	336	(358)
Loss on tax credit limited partnership interest	108	37
Net increase in other assets	(172)	(979)
Net cash provided by (used in) operating activities	2,430	(239)

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(1)	(2)
Purchase of correspondent bank stock	(1)	(1)
Purchases of available-for-sale securities	—	(14,940)
Principal payments of available-for-sale securities	2,087	1,426
Net decrease (increase) in loans	22,943	(2,491)
Cash proceeds from sales of other real estate owned	—	824
Investment in limited partnership	(598)	(132)
Capital expenditures of premises and equipment	(678)	(229)
Net cash provided by (used in) investing activities	23,752	(15,545)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	14,450	11,561
Net (decrease) increase in time deposits	(20,538)	3,961
Proceeds from exercise of stock options	6	—
Net cash (used in) provided by financing activities	(6,082)	15,522

Net increase (decrease) in cash and cash equivalents	20,100	(262)
Cash and cash equivalents at beginning of period	113,032	125,751
Cash and cash equivalents at end of period	$133,132	$125,489

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2016 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

As of January 1, 2017, the Company adopted the Financial Accounting Standards Board's (FASB) Accounting Standard Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, seeks to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As required by ASU 2016-09, all adjustments are reflected as of the beginning of the fiscal year, January 1, 2016. By applying this ASU, the Company no longer adjusts common stock for the tax impact of shares released, instead the tax impact is recognized as tax expense in the period the shares are released. This simplifies the tracking of the excess tax benefits and deficiencies, but could cause volatility in tax expense for the periods presented. The statement of cash flows has been adjusted to reflect the provisions of this ASU. The application of this ASU did not have a material impact on the financial statements.

In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The FASB is issuing this Update to eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. This ASU will be effective for public business entities for annual periods beginning after December 15, 2019 (i.e. calendar periods beginning on January 1, 2020, and interim periods therein. The Company does not expect any impact on the Company's consolidated financial statements resulting from the adoption of this update.

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2017 and December 31, 2016:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
March 31, 2017
Securities available for sale:
U.S. Government agencies	$22,128	$265	$(62)	$22,331
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	29,504	94	(326)	29,272
Mutual Funds	4,000	—	(252)	3,748
Total securities available for sale	$55,632	$359	$(640)	$55,351

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2016
Securities available for sale:
U.S. Government agencies	$22,992	$280	$(69)	$23,203
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,867	107	(402)	30,572
Mutual Funds	4,000	—	(284)	3,716
Total securities available for sale	$57,859	$387	$(755)	$57,491

The amortized cost and fair value of securities available for sale at March 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	March 31, 2017
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$4,000	$3,748
Due after one year through five years	—	—
Due after five years through ten years	825	839
Due after ten years	21,304	21,493
Collateralized mortgage obligations	29,503	29,271
	$55,632	$55,351

There were no realized gains or losses on sales of available-for-sale securities for the three month periods ended March 31, 2017 and March 31, 2016. There were no other-than-temporary impairment losses for the three month periods ended March 31, 2017 and March 31, 2016.

At March 31, 2017, available-for-sale securities with an amortized cost of approximately $18,823,987 (fair value of $18,965,297) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at March 31, 2017 or December 31, 2016.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$7,403	$(62)	—	—	$7,403	$(62)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	24,794	(326)	—	—	24,794	(326)
Mutual Funds	—	—	3,748	(252)	3,748	(252)
Total impaired securities	$32,197	$(388)	$3,748	$(252)	$35,945	$(640)

December 31, 2016
Securities available for sale:
U.S. Government agencies	$12,281	$(69)	$—	$—	$12,281	$(69)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,904	(402)	—	—	25,904	(402)
Mutual Funds	—	—	3,716	(284)	3,716	(284)
Total impaired securities	$38,185	$(471)	$3,716	$(284)	$41,901	$(755)

Temporarily impaired securities at March 31, 2017, were comprised of one mutual fund, eleven U.S. government agency securities, and three U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At March 31, 2017, the decline in fair value of the impaired mutual fund, the eleven U.S. government agency securities, and the three U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

3.	Loans

Loans are comprised of the following:

(in 000's)	March 31, 2017	December 31, 2016
Commercial and Business Loans	$45,514	$46,741
Government Program Loans	1,777	1,541
Total Commercial and Industrial	47,291	48,282
Real Estate – Mortgage:
Commercial Real Estate	199,348	200,661
Residential Mortgages	79,233	87,450
Home Improvement and Home Equity loans	585	230
Total Real Estate Mortgage	279,166	288,341
Real Estate Construction and Development	121,397	131,327
Agricultural	52,452	56,878
Installment	46,535	44,931
Total Loans	$546,841	$569,759

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 8.6% of total loans at March 31, 2017 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 51.1% of total loans at March 31, 2017, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 22.2% of total loans at March 31, 2017, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 9.6% of total loans at March 31, 2017 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 8.5% of total loans at March 31, 2017 and generally consist of student loans, loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items. Included in installment loans are $39,684,000 in student loans made to medical and pharmacy school students. Repayment on student loans is deferred until 6 months after graduation. Accrued interest on loans that have not entered repayment status totaled $2,493,000 at March 31, 2017.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2017 and December 31, 2016, these financial instruments include commitments to extend credit of $113,880,000 and $120,485,000, respectively, and standby letters of credit of $1,208,000 and $1,201,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at March 31, 2017 (in 000's):

March 31, 2017	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$428	$275	$703	$44,811	$45,514	$—
Government Program Loans	39	—	283	322	1,455	1,777	—
Total Commercial and Industrial	39	428	558	1,025	46,266	47,291	—
Commercial Real Estate Loans	—	—	—	—	199,348	199,348	—
Residential Mortgages	—	—	—	—	79,233	79,233	—
Home Improvement and Home Equity Loans	—	—	—	—	585	585	—
Total Real Estate Mortgage	—	—	—	—	279,166	279,166	—

Real Estate Construction and Development Loans	—	—	—	—	121,397	121,397	—
Agricultural Loans	—	—	—	—	52,452	52,452	—
Consumer Loans	—	—	965	965	45,232	46,197	—
Overdraft Protection Lines	—	—	—	—	46	46	—
Overdrafts	—	—	—	—	292	292	—
Total Installment	—	—	965	965	45,570	46,535	—
Total Loans	$39	$428	$1,523	$1,990	$544,851	$546,841	$—

The following is a summary of delinquent loans at December 31, 2016 (in 000's):

December 31, 2016	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$432	$—	$432	$48,009	$48,441	$—
Government Program Loans	—	—	290	290	1,251	1,541	—
Total Commercial and Industrial	—	432	290	722	49,260	49,982	—
Commercial Real Estate Loans	—	—	—	—	199,810	199,810	—
Residential Mortgages	—	—	—	—	87,388	87,388	—
Home Improvement and Home Equity Loans	—	—	—	—	599	599	—
Total Real Estate Mortgage	—	—	—	—	287,797	287,797	—
Real Estate Construction and Development Loans	166	—	1,250	1,416	128,697	130,113	1,250
Agricultural Loans	—	—	—	—	56,918	56,918	—
Consumer Loans	—	—	965	965	43,785	44,750	—
Overdraft Protection Lines	—	—	—	—	48	48	—
Overdrafts	—	—	—	—	151	151	—
Total Installment	—	—	965	965	43,984	44,949	—
Total Loans	$166	$432	$2,505	$3,103	$566,656	$569,759	$1,250

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

Nonaccrual loans totaled $7,176,000 and $7,264,000 at March 31, 2017 and December 31, 2016, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2017 or December 31, 2016.

The following is a summary of nonaccrual loan balances at March 31, 2017 and December 31, 2016 (in 000's).

	March 31, 2017	December 31, 2016
Commercial and Business Loans	$275	$275
Government Program Loans	282	290
Total Commercial and Industrial	557	565

Commercial Real Estate Loans	1,091	1,126
Residential Mortgages	—	—
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	1,091	1,126

Real Estate Construction and Development Loans	4,563	4,608
Agricultural Loans	—	—

Consumer Loans	965	965
Overdraft Protection Lines	—	—
Overdrafts	—	—
Total Installment	965	965
Total Loans	$7,176	$7,264

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

The following is a summary of impaired loans at March 31, 2017 (in 000's).

March 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,324	$738	$3,604	$4,342	$767	$4,497	$63
Government Program Loans	345	345	—	345	—	351	1
Total Commercial and Industrial	4,669	1,083	3,604	4,687	767	4,848	64

Commercial Real Estate Loans	1,091	—	1,091	1,091	404	1,273	22
Residential Mortgages	2,448	520	1,937	2,457	148	2,466	34
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	3,539	520	3,028	3,548	552	3,739	56

Real Estate Construction and Development Loans	6,960	6,975	—	6,975	—	6,624	90
Agricultural Loans	1,550	704	860	1,564	533	782	13

Consumer Loans	965	965	—	965	—	965	—
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	965	965	—	965	—	965	—
Total Impaired Loans	$17,683	$10,247	$7,492	$17,739	$1,852	$16,958	$223

(1) The recorded investment in loans includes accrued interest receivable of $56,000.
(2) Information is based on the three month period ended March 31, 2017.

The following is a summary of impaired loans at December 31, 2016 (in 000's).

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,635	$495	$4,158	$4,653	$757	$5,050	$302
Government Program Loans	356	356	—	356	—	372	20
Total Commercial and Industrial	4,991	851	4,158	5,009	757	5,422	322

Commercial Real Estate Loans	1,454	—	1,456	1,456	450	1,503	89
Residential Mortgages	2,467	526	1,949	2,475	153	2,874	138
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	3,921	526	3,405	3,931	603	4,377	227

Real Estate Construction and Development Loans	6,267	6,274	—	6,274	—	8,794	361
Agricultural Loans	—	—	—	—	—	5	8

Consumer Loans	965	965	—	965	—	968	35
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	965	965	—	965	—	968	35
Total Impaired Loans	$16,144	$8,616	$7,563	$16,179	$1,360	$19,566	$953

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

The average recorded investment in impaired loans for the three months ended March 31, 2017 and 2016 was $16,958,000 and $23,483,000, respectively. Interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016 was approximately $223,000 and $363,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $79,000 and $149,000 for the three months ended March 31, 2017 and 2016, respectively.

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

The following tables illustrates TDR activity for the periods indicated:

	Three Months Ended March 31, 2017
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$69	$69	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	1	790	790	—	—
Agricultural Loans	1	850	850	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	3	$1,709	$1,709	—	$—

Three Months Ended March 31, 2016
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	3	$626	$523	—	$—
Government Program Loans	1	100	100	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	4	$726	$623	—	$—

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2017, the Company had 31 restructured loans totaling $13,429,000 as compared to 28 restructured loans totaling $12,410,000 at December 31, 2016.

The following tables summarize TDR activity by loan category for the three months ended March 31, 2017 and March 31, 2016 (in 000's).

Three Months Ended March 31, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,356	$1,454	$2,368	$—	$6,267	$—	$965	$12,410

Defaults	—	—	—	—	—	—	—	—
Additions	69	—	—	—	790	850	—	1,709

Principal reductions	(213)	(363)	(17)	—	(97)	—	—	(690)

Ending balance	$1,212	$1,091	$2,351	$—	$6,960	$850	$965	$13,429

Allowance for loan loss	$54	$321	$148	$—	$—	$180	$—	$703

Three Months Ended March 31, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$898	$1,243	$3,533	$—	$12,168	$16	$650	$18,508

Defaults	—	—	—	—	—	—	—	—
Additions	623	—	—	—	—	—	—	623

Principal additions (reductions)	214	314	(853)	—	(536)	(6)	327	(540)

Ending balance	$1,735	$1,557	$2,680	$—	$11,632	$10	$977	$18,591

Allowance for loan loss	$700	$485	$114	$—	$—	$—	$596	$1,895

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

The Company did not carry any loans graded as loss at March 31, 2017 or December 31, 2016.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2017 and December 31, 2016:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
March 31, 2017
(in 000's)
Grades 1 and 2	$315	$—	$—	$—	$315
Grade 3	3,506	5,718	—	—	9,224
Grades 4 and 5 – pass	35,879	191,922	100,831	50,902	379,534
Grade 6 – special mention	3,339	617	1,894	—	5,850
Grade 7 – substandard	4,252	1,091	18,672	1,550	25,565
Grade 8 – doubtful	—	—	—	—	—
Total	$47,291	$199,348	$121,397	$52,452	$420,488

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2016
(in 000's)
Grades 1 and 2	$340	$—	$—	$75	$415
Grade 3	4,823	5,767	—	—	10,590
Grades 4 and 5 – pass	34,921	192,699	110,992	56,843	395,455
Grade 6 – special mention	4,416	621	928	—	5,965
Grade 7 – substandard	4,505	1,126	18,767	—	24,398
Grade 8 – doubtful	—	—	—	—	—
Total	$49,005	$200,213	$130,687	$56,918	$436,823

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(in 000's)
Not graded	$61,531	$560	$43,425	$105,516	$69,955	$573	$41,855	$112,383
Pass	15,951	25	2,137	18,113	15,669	26	2,120	17,815
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,751	—	8	1,759	1,764	—	9	1,773
Doubtful	—	—	965	965	—	—	965	965
Total	$79,233	$585	$46,535	$126,353	$87,388	$599	$44,949	$132,936

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

Residential mortgages – This segment is considered to have low risk factors both from the Company and peer statistics. These loans are secured by first deeds of trust. The losses experienced over the past sixteen quarters are isolated to approximately nine loans and are generally the result of short sales.

Home improvement and home equity loans – Because of their junior lien position, these loans have an inherently higher risk level. Because residential real estate has been severely distressed in the recent past, the anticipated risk for this loan segment has increased.

Real estate construction and development loans –This segment of loans is considered to have a higher risk profile due to construction and market value issues in conjunction with normal credit risks.

Agricultural loans – This segment is considered to have risks associated with weather, insects, and marketing issues. In addition, concentrations in certain crops or certain agricultural areas can increase risk.

Installment loans (Includes consumer loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured.

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2017 and 2016 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
March 31, 2017
Beginning balance	$1,843	$1,430	$3,378	$666	$888	$697	$8,902
Provision (recovery of provision) for credit losses	(65)	(150)	(282)	410	(41)	149	21

Charge-offs	(7)	(1)	—	—	—	(5)	(13)
Recoveries	10	6	—	21	1	—	38
Net recoveries	3	5	—	21	1	(5)	25

Ending balance	$1,781	$1,285	$3,096	$1,097	$848	$841	$8,948
Period-end amount allocated to:
Loans individually evaluated for impairment	767	552	—	533	—	—	1,852
Loans collectively evaluated for impairment	1,014	733	3,096	564	848	841	7,096
Ending balance	$1,781	$1,285	$3,096	$1,097	$848	$841	$8,948

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
March 31, 2016
Beginning balance	$1,652	$1,449	$4,629	$655	$1,258	$70	$9,713
Provision (recovery of provision) for credit losses	645	25	(1,387)	(110)	(23)	828	(22)

Charge-offs	(3)	(22)	—	—	—	(7)	(32)
Recoveries	19	7	31	—	2	—	59
Net charge-offs	16	(15)	31	—	2	(7)	27

Ending balance	$2,313	$1,459	$3,273	$545	$1,237	$891	$9,718
Period-end amount allocated to:
Loans individually evaluated for impairment	1,193	599	—	—	596	—	2,388
Loans collectively evaluated for impairment	1,120	860	3,273	545	641	891	7,330
Ending balance	$2,313	$1,459	$3,273	$545	$1,237	$891	$9,718

The following summarizes information with respect to the loan balances at March 31, 2017 and 2016.

	March 31, 2017			March 31, 2016
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and Business Loans	$4,342	$41,172	$45,514	$5,490	$51,522	$57,012
Government Program Loans	345	1,432	1,777	408	1,639	2,047
Total Commercial and Industrial	4,687	42,604	47,291	5,898	53,161	59,059

Commercial Real Estate Loans	1,091	198,257	199,348	1,559	176,763	178,322
Residential Mortgage Loans	2,457	76,776	79,233	3,181	75,707	78,888
Home Improvement and Home Equity Loans	—	585	585	—	778	778
Total Real Estate Mortgage	3,548	275,618	279,166	4,740	253,248	257,988

Real Estate Construction and Development Loans	6,975	114,422	121,397	11,661	117,621	129,282

Agricultural Loans	1,564	50,888	52,452	11	44,756	44,767

Installment Loans	965	45,570	46,535	977	22,605	23,582

Total Loans	$17,739	$529,102	$546,841	$23,287	$491,391	$514,678

4.	Deposits

Deposits include the following:

(in 000's)	March 31, 2017	December 31, 2016
Noninterest-bearing deposits	$279,668	$262,697
Interest-bearing deposits:
NOW and money market accounts	231,825	235,873
Savings accounts	76,595	75,068
Time deposits:
Under $250,000	71,531	87,419
$250,000 and over	10,922	15,572
Total interest-bearing deposits	390,873	413,932
Total deposits	$670,541	$676,629

Total brokered deposits included in time deposits above	$22,324	$28,132

5.	Short-term Borrowings/Other Borrowings

At  March 31, 2017, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $330,144,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $1,881,000. At March 31, 2017, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of March 31, 2017, $1,851,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $473,892,000 in secured and unsecured loans were pledged at March 31, 2017, as collateral for borrowing lines with the Federal Reserve Bank totaling $330,144,000. At March 31, 2017, the Company had no outstanding borrowings.

At December 31, 2016, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $323,162,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $2,037,000. At December 31, 2016, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000 and a Fed Funds line of $20,000,000 with Zions First National Bank. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2016, $2,152,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $471,737,000 in secured and unsecured loans were pledged at December 31, 2016, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $323,162,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At December 31, 2016, the Company had no outstanding borrowings.

6.	Supplemental Cash Flow Disclosures

	Three months ended March 31,
(in 000's)	2017	2016
Cash paid during the period for:
Interest	$429	$331
Income taxes	$—	$210
Noncash investing activities:
Loans transferred to foreclosed assets	$—	$158
Unrealized gain on securities	$87	$59
Stock dividends issued	$1,220	$787

7.	Common Stock Dividend

On March 28, 2017, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of April 7, 2017, 167,082 additional shares were issued to shareholders on April 17, 2017. Because the stock dividend was considered a “small stock dividend,” approximately $1,219,759 was transferred from retained earnings to common stock based upon the $7.38 closing price of the Company’s common stock on the declaration date of March 28, 2017. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended March 31,
	2017	2016
Net income (000's, except per share amounts)	$1,771	$1,769

Weighted average shares issued	16,874,778	16,869,813
Add: dilutive effect of stock options	13,795	3,058
Weighted average shares outstanding adjusted for potential dilution	16,888,573	16,872,871

Basic earnings per share	$0.10	$0.10
Diluted earnings per share	$0.10	$0.10
Anti-dilutive stock options excluded from earnings per share calculation	—	21,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2017 and December 31, 2016, the Company had no recorded valuation allowance.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its California state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust. The amended returns for 2009, 2010, and 2011 were filed in 2014, 2015, and 2016 respectively. The amended return for 2012 was filed during 2016. During the third quarter of 2016, the IRS notified the Company it would be conducting an examination of the Company's 2014 federal return. As of March 31, 2017, the Company is unaware of any change in tax positions as a result of the IRS examination.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended March 31, 2017 and 2016 were insignificant.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of March 31, 2017.

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

At March 31, 2017 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 6.33% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At March 31, 2017, the total cumulative gain recorded on the debt is $3,360,000.

The fair value calculation performed at March 31, 2017 resulted in a pretax loss adjustment of $336,000 ($298,000, net of tax) for the three months ended March 31, 2017, compared to a pretax gain adjustment of $358,000 ($211,000, net of tax) for the three months ended March 31, 2016. Fair value gains and losses are reflected as a component of noninterest income on the consolidated statements of income.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

March 31, 2017
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$133,132	$133,132	$133,132	$—	$—
Interest-bearing deposits	651	651	—	651	—
Investment securities	55,351	55,351	3,748	51,603	—
Loans	538,800	535,568	—	—	535,568
Accrued interest receivable	4,445	4,445	—	4,445	—
Financial Liabilities:
Deposits:
Noninterest-bearing	279,668	279,668	279,668	—	—
NOW and money market	231,825	231,825	231,825	—	—
Savings	76,595	76,595	76,595	—	—
Time deposits	82,453	82,139	—	—	82,139
Total deposits	670,541	670,227	588,088		82,139
Junior subordinated debt	9,171	9,171	—	—	9,171
Accrued interest payable	52	52	—	52	—

December 31, 2016
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$113,032	$113,032	$113,032	$—	$—
Interest-bearing deposits	650	650	—	650	—
Investment securities	57,491	57,491	3,716	53,775	—
Loans	561,932	557,914	—	—	557,914
Accrued interest receivable	3,895	3,895	—	3,895	—
Financial Liabilities:
Deposits:
Noninterest-bearing	262,697	262,697	262,697	—	—
NOW and money market	235,873	235,873	235,873	—	—
Savings	75,068	75,068	75,068	—	—
Time deposits	102,991	102,743	—	—	102,743
Total deposits	676,629	676,381	573,638	—	102,743
Junior subordinated debt	8,832	8,832	—	—	8,832
Accrued interest payable	76	76	—	76	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2017.

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

Investment Securities – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data is not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level 2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale.

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

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated fair value of commitments to extend credit at March 31, 2017 and December 31, 2016.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheets and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017				December 31, 2016
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.33%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.46%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2017 (in 000’s):

Description of Assets	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$22,331	$—	$22,331	$—
U.S. Government collateralized mortgage obligations	29,272	—	29,272	—
Mutual Funds	3,748	3,748	—	—
Total AFS securities	$55,351	$3,748	$51,603	$—
Impaired loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$—	$—	$—	$—
Other real estate owned (1)	—	—	—	—
Total	$55,351	$3,748	$51,603	$—

Description of Liabilities	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$9,171	—	—	$9,171
Total	$9,171	—	—	$9,171

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2016 (in 000’s):

Description of Assets	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$23,203	$—	$23,203	$—
U.S. Government collateralized mortgage obligations	30,572	—	30,572	—
Mutual Funds	3,716	3,716	—	—
Total AFS securities	57,491	3,716	53,775	$—
Impaired Loans (1):
Commercial and industrial	301	—	—	301
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$301	$—	$—	$301
Other real estate owned (1)	—	—	—	—
Total	$57,792	$3,716	$53,775	$301

Description of Liabilities	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$8,832	$—	$—	$8,832
Total	$8,832	$—	$—	$8,832

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the three months ended March 31, 2017 or the year ended December 31, 2016.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2016 (in 000's). There were no assets measured at fair value on a non-recurring basis as of March 31, 2017.

December 31, 2016
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Impaired Loans:
Commercial and industrial	$301	Sales Comparison Approach	Adjustment for difference between comparable sales	7% - 29%, 19.1%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and three months ended March 31, 2017 and 2016 (in 000’s):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$8,832	$8,300
Total (losses) gains included in earnings	(336)	358
Transfers in and/or (out) of Level 3	675	(710)
Ending balance	$9,171	$7,948
The amount of total (loss) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(336)	$358

12.	Goodwill and Intangible Assets

At March 31, 2017, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2016. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at March 31, 2017.

13.	Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and have identified one subsequent event requiring disclosure.
Effective April 12, 2017, the Federal Reserve Bank of San Francisco (the "FRB") terminated the informal supervisory agreement entered into by and between United Security Bancshares, a California corporation, its wholly-owned bank subsidiary, United Security Bank, a California state-chartered bank, and the Federal Reserve Bank of San Francisco, dated November 19, 2014.

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) expected cost savings from recent acquisitions are not realized, vii) potential impairment of goodwill and other intangible assets, and viii) technology implementation problems and information security breaches. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

On March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions (the “DFI”) in June 2009. That examination found significant increases in nonperforming assets, both classified loans and OREO, during 2008 and 2009, and heightened concerns about the Bank’s use of brokered and other wholesale funding sources to fund loan growth, which created increased risk to equity capital and potential volatility in earnings. Under the terms of the Agreement, the Company and the Bank agreed, among other things: to maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; to improve the management of the Bank's liquidity position and funds management policies; to maintain sufficient capital at the Company and Bank level; and to improve the Bank’s earnings and overall condition. The Company and Bank also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve. The Company generates no revenue of its own and, as such, relies on dividends from the Bank to pay its operating expenses and interest payments on the Company’s junior subordinated debt. Effective November 19, 2014, the Federal Reserve terminated the Agreement with the Bank and the Company and replaced it with an informal supervisory agreement that requires, among other things, obtaining written approval from the Federal Reserve prior to the payment of dividends from the Bank to the Company or the payment of dividends by the Company or interest on the Company’s junior subordinated debt. Effective April 12, 2017, the Federal Reserve terminated the MOU as the Bank had fulfilled the provisions of the MOU.

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

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. While the prolonged drought has been alleviated during the past year due to significant amounts of precipitation, the state of California recently experienced the worst drought in recorded history. It is not possible to quantify the drought's impact on businesses and consumers located in the Company's market areas or to predict adverse economic impacts related to future droughts.

The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued into the first quarter of 2017. The severe declines in residential construction and home prices that began in 2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, it will also maintain its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $1,771,000 or $0.10 per share ($0.10 diluted) for the three months ended March 31, 2017, as compared to $1,769,000 or $0.10 per share ($0.10 diluted) for the same period in 2016. The Company’s return on average assets was 0.92% for the three months ended March 31, 2017, as compared to 0.98% for the three months ended March 31, 2016. The Company’s return on average equity was 7.34% for the three months ended March 31, 2017, as compared to 7.82% for the three months ended March 31, 2016.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2017 and 2015.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2017 and 2016

		2017			2016
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$566,075	$7,225	5.18%	$502,576	$6,631	5.31%
Investment Securities – taxable (3)	56,589	224	1.61%	38,664	189	1.97%
Interest-bearing deposits in other banks	651	1	0.62%	1,529	2	0.53%
Interest-bearing deposits in FRB	91,692	183	0.81%	102,320	124	0.49%
Total interest-earning assets	715,007	$7,633	4.33%	645,089	$6,946	4.33%
Allowance for credit losses	(8,924)			(9,694)
Noninterest-earning assets:
Cash and due from banks	20,916			22,842
Premises and equipment, net	10,655			10,780
Accrued interest receivable	3,583			1,922
Other real estate owned	6,471			12,920
Other assets	36,013			37,497
Total average assets	$783,721			$721,356
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$87,343	$28	0.13%	$82,813	$25	0.12%
Money market accounts	148,081	138	0.38%	146,030	139	0.38%
Savings accounts	75,202	43	0.23%	65,888	37	0.23%
Time deposits	94,819	127	0.54%	71,162	76	0.43%
Junior subordinated debentures	8,797	69	3.18%	8,268	58	2.82%
Total interest-bearing liabilities	414,242	$405	0.40%	374,161	$335	0.36%
Noninterest-bearing liabilities:
Noninterest-bearing checking	263,923			249,855
Accrued interest payable	118			74
Other liabilities	7,644			6,577
Total Liabilities	685,927			630,667

Total shareholders' equity	97,794			90,689
Total average liabilities and shareholders' equity	$783,721			$721,356
Interest income as a percentage of average earning assets			4.33%			4.33%
Interest expense as a percentage of average earning assets			0.23%			0.21%
Net interest margin			4.10%			4.12%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $223,000 for the quarter ended March 31, 2017 and loan fees of $49,000 for the quarter ended March 31, 2016.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate was raised from 3.50% to 3.75% in December 2016, then raised to 4.00% in March 2017,and is expected to see further increases throughout 2017. These increases will affect rates for both loans and customer deposits, both of which are likely to increase as the prime rate increases.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended March 31, 2017 compared to March 31, 2016
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$594	$(161)	$755
Investment securities available for sale	35	(39)	74
Interest-bearing deposits in other banks	(1)	1	(2)
Interest-bearing deposits in FRB	59	82	(23)
Total interest income	687	(117)	804
Increase (decrease) in interest expense:
Interest-bearing demand accounts	2	(1)	3
Savings and money market accounts	6	1	5
Time deposits	51	23	28
Subordinated debentures	11	7	4
Total interest expense	70	30	40
Increase in net interest income	$617	$(147)	$764

For the three months ended March 31, 2017, total interest income increased approximately $687,000, or 9.89%, as compared to the three months ended March 31, 2016. Earning asset volumes for loans and leases increased $63,499,000 on average. Available for sale investment securities increased $17,925,000 and overnight investments with the FRB decreased $10,628,000 between the two periods. The average yield on loans decreased 13 basis points between the two periods, and the average yield on investment securities decreased approximately 36 basis points during the three months ended March 31, 2017 as compared to the same period of 2016.

The overall average yield on the loan portfolio was 5.18% for the three months ended March 31, 2017, as compared to 5.31% for the three months ended March 31, 2016 due to pricing competition on new loans and repricing of loans at lower market rates of interest. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At March 31, 2017, 44.3% of the Company's loan portfolio consisted of floating rate instruments, as compared to 45.3% of the portfolio at December 31, 2016, with the majority of those tied to the prime rate. Approximately 26.0% or $63,057,000 of the floating rate loans had rate floors at March 31, 2017, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. None of the loans with floors have floor spreads of 100 basis points or more.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin decreased to 4.10% for the three months ended March 31, 2017, when compared to 4.12% for the three months ended March 31, 2016. The net interest margin has declined due to declines in the the loan portfolio yield in addition to growth in overnight balances with the Federal Reserve Bank, which is a lower yielding asset. The Company’s average cost of funds increased to 0.40% for the three months ended March 31, 2017, as compared to 0.36% for the three months ended March 31, 2016. The Company utilizes brokered deposits as an additional source of funding. Currently, the Company holds CDARs reciprocal deposits, which are preferred by some depositors, and brokered certificates of deposits.

These comprise $22,324,000 of the balance of certificates of deposits at March 31, 2017. For the three months ended March 31, 2017, total interest expense increased approximately $70,000, or 20.90%, as compared to the three months ended March 31, 2016. Between those two periods, average interest-bearing liabilities increased by $40,081,000.

Net interest income has increased between the three months ended March 31, 2017 and 2016, totaling $7,228,000 for the three months ended March 31, 2017 as compared to $6,611,000 for the three months ended March 31, 2016. The increase in net interest income between 2016 and 2017 was primarily the result of reinvestment of low yielding overnight investments into the loan and investment portfolios and growth in total interest-earning assets.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 3/31/2017	YTD Average 12/31/16	YTD Average 3/31/2016
Loans	79.17%	79.26%	77.91%
Investment securities available for sale	7.91%	7.27%	5.99%
Interest-bearing deposits in other banks	0.09%	0.22%	0.24%
Interest-bearing deposits in FRB	12.83%	13.25%	15.86%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	21.09%	22.25%	22.13%
Money market accounts	35.75%	38.82%	39.03%
Savings accounts	18.15%	17.62%	17.61%
Time deposits	22.89%	19.21%	19.02%
Subordinated debentures	2.12%	2.10%	2.21%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Table 3. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2017 and 2016:

(in 000's)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Amount of Change	Percent Change
Customer service fees	$941	$926	$15	1.62%
Increase in cash surrender value of BOLI/COLI	132	131	1	0.76%
(Loss) gain on fair value of financial liability	(336)	358	(694)	(193.85)%
Other	172	146	26	17.81%
Total noninterest income	$909	$1,561	$(652)	(41.77)%

Noninterest income for the three months ended March 31, 2017 decreased $652,000, or 41.77%, when compared to the same period of 2016. Customer service fees, the primary component of noninterest income, increased $15,000, or 1.62%, between the two periods presented. The decrease in noninterest income of $652,000 between the two periods is primarily the result of a $336,000 loss recorded on the fair value of a financial liability for the three months ended March 31, 2017 as compared to a $358,000 gain on the fair value of a financial liability recorded for the same period in 2016. The change in the fair value of financial liability was primarily caused by fluctuations in the LIBOR yield curve.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first quarter of 2017. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 2.68% at March 31, 2017, as compared to 1.93% at March 31, 2016. Pursuant to fair value accounting guidance, the Company has recorded $336,000 in pretax fair value loss on its junior subordinated debt during the three months ended March 31, 2017, bringing the total cumulative gain recorded on the debt to $3,360,000 at March 31, 2017.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2017 and 2016:

Table 4. Changes in Noninterest Expense

(in 000's)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Amount of Change	Percent Change
Salaries and employee benefits	$2,985	$2,590	$395	15.25%
Occupancy expense	1,015	1,097	(82)	(7.47)%
Data processing	27	59	(32)	(54.24)%
Professional fees	255	489	(234)	(47.85)%
FDIC/DFI insurance assessments	136	256	(120)	(46.88)%
Director fees	68	70	(2)	(2.86)%
Correspondent bank service charges	18	20	(2)	(10.00)%
Loss on California tax credit partnership	108	37	71	191.89%
Net cost on operation of OREO	32	116	(84)	(72.41)%
Other	546	566	(20)	(3.53)%
Total expense	$5,190	$5,300	$(110)	(2.08)%

Noninterest expense decreased approximately $110,000 or 2.08% between the three months ended March 31, 2016 and March 31, 2017. The decrease experienced during the three months ended March 31, 2017, was primarily the result of decreases of $234,000 in professional fees, $120,000 in regulatory assessments, $84,000 in net cost of OREO, and $82,000 in occupancy expense, partially offset by an increase of $395,000 in employee salary and benefit expenses. The increase in employee salary and benefit expenses is driven by increases in group insurance and higher employee incentives, compared to the three months ended March 31, 2016.

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

The Company has reviewed all of its tax positions as of March 31, 2017, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets decreased $3,874,000, or 0.49%, to a balance of $784,098,000 at March 31, 2017, from the balance of $787,972,000 at December 31, 2016, and increased $42,307,000, or 5.70%, from the balance of $741,791,000 at March 31, 2016. Total deposits of $670,541,000 at March 31, 2017, decreased $6,088,000, or 0.90%, from the balance reported at December 31, 2016, and increased $33,214,000, or 5.21%, from the balance of $637,327,000 reported at March 31, 2016. Cash and cash equivalents increased $20,100,000, or 17.78%, between December 31, 2016 and March 31, 2017; net loans decreased $23,132,000, or 4.12%, to a balance of $538,800,000; and investment securities decreased $2,140,000, or 3.72%, during the first quarter of 2017.

Earning assets averaged approximately $715,007,000 during the three months ended March 31, 2017, as compared to $645,089,000 for the same period in 2016. Average interest-bearing liabilities increased to $414,242,000 for the three months ended March 31, 2017, from $374,161,000 reported for the comparative period of 2016.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $546,841,000 at March 31, 2017, a decrease of $22,918,000, or 4.02%, when compared to the balance of $569,759,000 at December 31, 2016, and an increase of $29,163,000, or 5.63%, when compared to the balance of $517,678,000 reported at March 31, 2016. Loans on average increased $63,499,000, or 12.63%, between the three months ended March 31, 2016 and March 31, 2017, with loans averaging $566,075,000 for the three months ended March 31, 2017, as compared to $502,576,000 for the same period of 2016.

While the Company experienced significant increases in the loan portfolio during 2016, loan balances declined between December 31, 2016 and March 31, 2017. During the three months ended March 31, 2017, the Company experienced increases in commercial real estate, agriculture, and consumer loans compared to the same period ended March 31, 2016. Loans decreased $22,918,000 between December 31, 2016 and March 31, 2017, and increased $29,163,000 between March 31, 2016 and March 31, 2017. Commercial and industrial loans decreased $991,000 between December 31, 2016 and March 31, 2017 and decreased $11,524,000 between March 31, 2016 and March 31, 2017. Installment loans increased $1,604,000 during the same period due to growth in the student loan portfolio Included in installment loans are $39,684,000 in student loans made to medical and pharmacy school students. Repayment on student loans is deferred until 6 months after graduation. Accrued interest on loans that have not entered repayment status totaled $2,493,000 at March 31, 2017. Real estate mortgage loans decreased $9,175,000, or 3.18%, between December 31, 2016 and March 31, 2017, and increased $21,134,000 between March 31, 2016 and March 31, 2017. Agricultural loans decreased $4,426,000, or 7.78%, between December 31, 2016 and March 31, 2017 and increased $7,685,000 between March 31, 2016 and March 31, 2017.  Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 36.45%, 35.22%, and 34.46%, of the total loan portfolio at March 31, 2017, December 31, 2016, and March 31, 2016, respectively. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $79,233,000, or 14.49%, of the portfolio at March 31, 2017, $87,450,000, or 15.35% of the portfolio at December 31, 2016, and $79,005,000 or 15.26% of the portfolio at March 31, 2016. The Company held no loan participation purchases at March 31, 2016, December 31, 2016 or March 31, 2017. Loan participations sold decreased from $5,623,000, or 1.09%, of the portfolio at March 31, 2016, to $7,548,000, or 1.3% of the portfolio, at December 31, 2016, and decreased to $7,507,000, or 1.4% of the portfolio, at March 31, 2017.

The following table sets forth the amounts of loans outstanding by category at March 31, 2017 and December 31, 2016, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2017		December 31, 2016
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$47,291	8.6%	$48,282	8.5%	$(991)	(2.05)%
Real estate – mortgage	279,166	51.1%	288,341	50.6%	(9,175)	(3.18)%
RE construction & development	121,397	22.2%	131,327	23.0%	(9,930)	-7.56%
Agricultural	52,452	9.6%	56,878	10.0%	(4,426)	-7.78%
Installment/other	46,535	8.5%	44,931	7.9%	1,604	3.57%
Total Gross Loans	$546,841	100.0%	$569,759	100.0%	$(22,918)	-4.02%

Deposits

Total deposits were $670,541,000 at March 31, 2017, representing a decrease of $6,088,000, or 0.90%, from the balance of $676,629,000 reported at December 31, 2016, and an increase of $33,214,000, or 5.21%, from the balance of $637,327,000 reported at March 31, 2016.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2017 and December 31, 2016, and the net change between the two periods presented.

Table 6. Deposits

(in 000's)	March 31, 2017	December 31, 2016	Net Change	Percentage Change
Noninterest bearing deposits	$279,668	$262,697	$16,971	6.46%
Interest bearing deposits:
NOW and money market accounts	231,825	235,873	(4,048)	-1.72%
Savings accounts	76,595	75,068	1,527	2.03%
Time deposits:
Under $250,000	71,531	87,419	(15,888)	-18.17%
$250,000 and over	10,922	15,572	(4,650)	-29.86%
Total interest bearing deposits	390,873	413,932	(23,059)	-5.57%
Total deposits	$670,541	$676,629	$(6,088)	-0.90%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $279,668,000 and $390,873,000 at March 31, 2017, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits decreased $23,059,000, or 5.57%, between December 31, 2016 and March 31, 2017, and noninterest bearing deposits increased $16,971,000, or 6.46%, between the same two periods presented. Included in the decrease of $23,059,000 in interest bearing deposits during the three months ended March 31, 2017, are decreases of $20,538,000 in time deposits and $4,048,000 in NOW and money market accounts, offset by increases of $1,527,000 in savings accounts. The decrease in time deposits is partially attributed to the maturities of $5,867,000 in brokered deposits and 14,237,000 in non-relationship deposits, which the Company has chosen not to renew. Also included in time deposits at March 31, 2017 are $4,224,000 in non-relationship time deposits.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 95.67% and 96.10% of the total deposit portfolio at March 31, 2017 and December 31, 2016, respectively. Brokered deposits totaled $22,324,000 at March 31, 2017, as compared to $28,132,000 at December 31, 2016, and $12,146,000 at March 31, 2016. Brokered deposits were 3.33% and 4.16% of total deposits at March 31, 2017 and December 31, 2016, respectively.

On a year-to-date average, the Company experienced an increase of $53,620,000, or 8.71%, in total deposits between the three months ended March 31, 2017 and March 31, 2016. Between these two periods, average interest bearing deposits increased $39,552,000, or 10.81%, and total noninterest-bearing deposits increased $14,068,000, or 5.63%, on a year-to-date average basis.

Short-Term Borrowings

At March 31, 2017, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $330,144,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $1,881,000. At March 31, 2017, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB"), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2017 and March 31, 2016, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $323,162,000, collateralized FHLB lines of credit totaling $2,037,000, an uncollateralized line of credit with PCBB of $10,000,000, and an uncollateralized line of credit with Zions Bank of $20,000,000 at December 31, 2016.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At March 31, 2017, impaired and classified loans totaled $31,434,000, or 5.7%, of gross loans as compared to $29,838,000, or 5.2%, of gross loans at December 31, 2016.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2017 and December 31, 2016, as well as classified loans at those period-ends.

(in 000's)	March 31, 2017	December 31, 2016
Specific allowance – impaired loans	$1,852	$1,360
Formula allowance – classified loans not impaired	1,206	1,226
Formula allowance – special mention loans	206	248
Total allowance for special mention and classified loans	3,264	2,834

Formula allowance for pass loans	4,843	5,371
Unallocated allowance	841	697
Total allowance for loan losses	$8,948	$8,902

Impaired loans	17,739	16,179
Classified loans not considered impaired	13,695	13,659
Total classified loans / impaired loans	$31,434	$29,838
Special mention loans not considered impaired	$5,063	$5,515

Impaired loans increased $1,561,000 between December 31, 2016 and March 31, 2017 and the specific allowance related to impaired loans increased $492,000 between December 31, 2016 and March 31, 2017. The increase in impaired loans is primarily due to an increase in troubled debt restructures. The formula allowance related to classified and special mention unimpaired loans decreased by $62,000 between December 31, 2016 and March 31, 2017. The unallocated allowance increased from $697,000 at December 31, 2016 to $841,000 at March 31, 2017. The increase in unallocated allowance is the result of declining historical loss factors, offset by a decrease in the outstanding loan portfolio. While economic conditions have improved and there has been a corresponding reduction in required loss reserves, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans that is not reflected in the Company's ALLL methodology is reasonable and appropriate. Further, the level of unallocated reserve is within the Company's policy limits. The level of “pass” loans decreased approximately $23,956,000 between December 31, 2016 and March 31, 2017. The related formula allowance decreased $528,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to March 31, 2017, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005, as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At March 31, 2017, included in impaired loans, were troubled debt restructures totaling $13,429,000. Nonaccrual loans, totaling $7,176,000, were included in that balance. The remaining troubled debt restructures, totaling $6,253,000, were current with regards to payments, and were performing according to their modified contractual terms.

The largest category of impaired loans at March 31, 2017 was real estate construction and development loans, which represented approximately 39.32% of total impaired loans. Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 26.42% and 20.00% of total impaired loan balances at March 31, 2017. Of the $4,687,000 in commercial and industrial impaired loans reported at March 31, 2017, two loans, with a total recorded investment of $435,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2017, approximately $11,941,000, or 67.3%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2017 and December 31, 2016.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	March 31, 2017	March 31, 2017	December 31, 2016	December 31, 2016
Commercial and industrial	$4,687	$767	$5,009	$757
Real estate – mortgage	3,548	552	3,931	603
RE construction & development	6,975	—	6,274	—
Agricultural	1,564	533	—	—
Installment/other	965	—	965	—
Total Impaired Loans	$17,739	$1,852	$16,179	$1,360

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2017, approximately $3,442,000 of the total $13,429,000 in TDRs was comprised of real estate mortgages. An additional $6,960,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans and impaired installment loans at December 31, 2016 and March 31, 2017, due to the Company securing collateral on those loans.

Total troubled debt restructurings increased 8.21% between March 31, 2017 and December 31, 2016. Nonaccrual TDRs decreased by 1.21% while accruing TDRs increased by 21.51% over the same period. Total residential mortgages and real estate construction TDRs increased slightly to 3.10%. Many of these credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2017 and December 31, 2016.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	March 31, 2017	March 31, 2017	March 31, 2017
Commercial and industrial	$1,212	$557	$655
Real estate - mortgage:
Commercial real estate	1,091	1,091	—
Residential mortgages	2,351	—	2,351
Home equity loans	—	—	—
Total real estate mortgage	3,442	1,091	2,351
RE construction & development	6,960	4,563	2,397
Agricultural	850	—	850
Installment/other	965	965	—
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$13,429	$7,176	$6,253

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2016	December 31, 2016	December 31, 2016
Commercial and industrial	$1,356	$565	$791
Real estate - mortgage:
Commercial real estate	1,454	1,126	328
Residential mortgages	2,368	—	2,368
Home equity loans	—	—	—
Total real estate mortgage	3,822	1,126	2,696
RE construction & development	6,267	4,608	1,659
Agricultural	—	—	—
Installment/other	965	965	—
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$12,410	$7,264	$5,146

Of the $13,429,000 in total TDRs at March 31, 2017, $7,176,000 were on nonaccrual status at period-end. Of the $12,410,000 in total TDRs at December 31, 2016, $7,264,000 were on nonaccrual status at period-end. As of March 31, 2017, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 7. Nonperforming Assets

(in 000's)	March 31, 2017	December 31, 2016
Nonaccrual Loans (1)	$7,176	$7,264
Restructured Loans	6,253	5,146
Total nonperforming loans	13,429	12,410
Other real estate owned	6,471	6,471
Total nonperforming assets	$19,900	$18,881

Nonperforming loans to total gross loans	2.46%	2.18%
Nonperforming assets to total assets	2.54%	2.40%
Allowance for loan losses to nonperforming loans	66.63%	71.73%

(1)	Included in nonaccrual loans at March 31, 2017 and December 31, 2016 are restructured loans totaling $7,176,000 and $7,264,000, respectively.

Non-performing loans increased $1,019,000 between December 31, 2016 and March 31, 2017. The increase in restructured loans is primarily due to a newly restructured agriculture loan. Nonaccrual loans decreased $88,000 between December 31, 2016 and March 31, 2017, with real estate mortgage and real estate construction loans comprising approximately 78.79% of total nonaccrual loans at March 31, 2017. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans decreased from 71.73% at December 31, 2016 to 66.63% at March 31, 2017.

(in 000's)	Balance	Balance	Change from
Nonaccrual Loans:	March 31, 2017	December 31, 2016	December 31, 2016
Commercial and industrial	$557	$565	$(8)
Real estate - mortgage	1,091	1,126	(35)
RE construction & development	4,563	4,608	(45)
Installment/other	965	965	—
Total Nonaccrual Loans	$7,176	$7,264	$(88)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2017 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained relatively high compared to peers during the three months ended March 31, 2017, increasing $1,019,000 from a balance of $18,881,000 at December 31, 2016 to a balance of $19,900,000 at March 31, 2017. Nonaccrual loans, totaling $7,176,000 at March 31, 2017, decreased $88,000 from the balance of $7,264,000 reported at December 31, 2016. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans increased $1,561,000 during the three months ended March 31, 2017 to a balance of $17,740,000 at March 31, 2017. Other real estate owned through foreclosure remained at $6,471,000 for the periods ended March 31, 2017 and December 31, 2016. Nonperforming assets as a percentage of total assets increased from 2.40% at December 31, 2016 to 2.54% at March 31, 2017.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	March 31, 2017	December 31, 2016	March 31, 2016
Provision (recovery of provision) for credit losses during period	$21	$(21)	$(22)
Allowance as % of nonperforming loans	66.63%	71.73%	51.20%

Nonperforming loans as % total loans	2.46%	2.18%	3.67%
Restructured loans as % total loans	2.46%	2.18%	3.59%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loan balances are comprised of 31 loans totaling $13,429,000 at March 31, 2017, compared to 28 loans totaling $12,410,000 at December 31, 2016.

The following table summarizes special mention loans by type at March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
Commercial and industrial	$3,339	$4,416
Real estate - mortgage:
Commercial real estate	617	621
Residential mortgages	—	—
Home equity loans	—	—
Total real estate mortgage	617	621
RE construction & development	1,894	928
Agricultural	—	—
Installment/other	—	—
Commercial lease financing	—	—
Total Special Mention Loans	$5,850	$5,965

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which creates pressure on loan pricing. Low interest rates and a weak economy continue to dominate, even though real estate prices show signs of stabilization and interest rates have begun to rise. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. While business and consumer spending show improvement in recent quarters, current GDP remains anemic. It is difficult to forecast what impact Federal Reserve actions to hold rates low will have on the economy. Local unemployment rates in the San Joaquin Valley have improved, but remain elevated compared with other regions and historically are higher as a result of the area's agricultural dynamics. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the three months ended March 31, 2017 and March 31, 2016.

Table 8. Allowance for Credit Losses - Summary of Activity

(in 000's)	March 31, 2017	March 31, 2016
Total loans outstanding at end of period before deducting allowances for credit losses	$547,748	$518,289
Average loans outstanding during period	566,075	502,576

Balance of allowance at beginning of period	8,902	9,713
Loans charged off:
Real estate	(1)	(22)
Commercial and industrial	(7)	(3)
Installment and other	(5)	(7)
Total loans charged off	(13)	(32)
Recoveries of loans previously charged off:
Real estate	6	38
Commercial and industrial	31	19
Installment and other	1	2
Total loan recoveries	38	59
Net loans recovered	25	27

Provision (recovery of provision) charged to operating expense	21	(22)
Balance of allowance for credit losses at end of period	$8,948	$9,718

Net loan recoveries to total average loans (annualized)	(0.02)%	(0.02)%
Net loan recoveries to loans at end of period (annualized)	(0.02)%	(0.01)%
Allowance for credit losses to total loans at end of period	1.64%	1.88%
Net loan recoveries to allowance for credit losses (annualized)	(1.12)%	(1.11)%
Provision for credit losses to net recoveries (annualized)	336.00%	(325.93)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ended March 31, 2017, the provision for the allowance for credit losses was $21,000 as compared to a recovery of provision of $22,000 for the three months ended March 31, 2016.

Net recoveries during the three months ended March 31, 2017 totaled $25,000 as compared to net recoveries of $27,000 for the three months ended March 31, 2016. The Company charged-off, or had partial charge-offs on, 3 loans during the three months ended March 31, 2017, as compared to 5 loans during the same period ended March 31, 2016, and 13 loans during the year ended December 31, 2016. The annualized percentage net recoveries to average loans were 0.02% for the three months ended March 31, 2017 and 0.15% for the year ended December 31, 2016, as compared to net recoveries of 0.02% for the three months ended March 31, 2016. The Company's net loans increased from $518,289,000 at March 31, 2016 to $547,748,000 at March 31, 2017.

The allowance at March 31, 2017 was 1.64% of outstanding loan balances at March 31, 2017, as compared to 1.56% at December 31, 2016, and 1.88% at March 31, 2016. The increase in the allowance as a percentage of outstanding loan balances between December 31, 2016 and March 31, 2017 is primarily attributed to increases in specific reserves due to newly impaired loans.

At March 31, 2017 and March 31, 2016, $318,000 and $322,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 1.64% credit loss allowance at March 31, 2017 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At March 31, 2017, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2017, the loan portfolio totaled 69.86% of total assets and the loan to deposit ratio was 81.55%, compared to 72.44% and 84.21%, respectively, at December 31, 2016. Liquid assets at March 31, 2017, included cash and cash equivalents totaling $133,132,000 as compared to $113,032,000 at December 31, 2016. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $332,025,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at March 31, 2017.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank has been limited in its ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Beginning the quarter ended March 31, 2009, the Bank was precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. Since the second quarter of 2014, the Bank has received quarterly approval from the Federal Reserve Bank to upstream dividends to the parent company for the purpose of payment of interest on the Company's junior subordinated debt and the Company's operating expenses.  During the three months ended March 31, 2017, the Company received $117,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2015	$125,751
March 31, 2016	$125,489
December 31, 2016	$113,032
March 31, 2017	$133,132

Cash and cash equivalents increased $20,100,000 during the three months ended March 31, 2017, compared to a decrease of $262,000 during the three months ended March 31, 2016.

The Company had a net cash inflow from operating activities of $2,430,000 for the three months ended March 31, 2017 and a cash outflow from operations totaling $239,000 for the period ended March 31, 2016. The Company experienced net cash inflows from investing activities of $23,752,000 related to the decrease of $22,943,000 in loan balances during the three months ended March 31, 2017. For the three months ended March 31, 2016, the Company experienced net cash outflows from investing activities of $15,545,000 due to the purchase of available for sale securities.

During the three months ended March 31, 2017, the Company experienced net cash outflows from financing activities totaling $6,082,000, primarily as the result of decreases of $20,538,000 in time deposits and purchased brokered deposits, offset by increases of $16,971,000 in demand depositss. For the three months ended March 31, 2016, the Company experienced net cash inflows of $15,522,000 from financing activities due to increases in demand deposit accounts, savings accounts, and certificates of deposit.

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

Effective April 12, 2017, the Federal Reserve terminated the MOU as the Bank had fulfilled the provisions of the MOU.

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

 The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.1% and 13.2% at March 31, 2017 and 2016, respectively.

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2017, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Ratio at March 31, 2017	Ratio at December 31, 2016	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	18.41%	17.26%	8.00%	N/A
Bank	18.26%	17.19%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	17.16%	16.01%	6.00%	N/A
Bank	17.01%	15.94%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	15.71%	14.68%	4.50%	N/A
Bank	17.01%	15.94%	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	13.16%	12.97%	4.00%	N/A
Bank	13.15%	12.99%	4.00%	5.00%

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
The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. TThe final rules also require a Common Equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. The capital buffer requirement will be phased in over three years beginning in 2016, and will effectively raise the minimum required Common Equity Tier 1 RBC Ratio to 7.0%, the Tier 1 RBC Ratio to 8.5%, and the Total RBC Ratio to 10.5% on a fully phased-in basis. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to executive management. The rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk-weighted assets.
As of March 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an informal agreement with the Federal Reserve Bank and Department of Business Oversight that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company.  In addition, under the agreement with the Federal Reserve Bank, the Company had been prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. The MOU with the Federal Reserve Bank was terminated effective April 12, 2017. During the year ended March 31, 2017, the Bank’s cash dividends of $117,000 paid to the Company were approved by the Federal Reserve. These dividends partially funded the Company’s operating costs and payments of interest on its junior subordinated debentures

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in California state banking law and administered by the Commissioner of the California Department of Business Oversight (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At March 31, 2017, the Bank was not subject to a reserve requirement.

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

As of March 31, 2017, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2017.

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

United Security Bancshares

Date:	May 4, 2017	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer