Form 10-Q
period 2017-06-30
UNITED SECURITY BANCSHARES
filed 2017-08-03
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2017: 16,875,190

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2017 and December 31, 2016

(in thousands except shares)	June 30, 2017	December 31, 2016
Assets
Cash and non-interest bearing deposits in other banks	$21,016	$25,781
Cash and due from Federal Reserve Bank	88,492	87,251
Cash and cash equivalents	109,508	113,032
Interest-bearing deposits in other banks	652	650
Investment securities available for sale (at fair value)	53,461	57,491
Loans	567,240	569,759
Unearned fees and unamortized loan origination costs, net	923	1,075
Allowance for credit losses	(9,007)	(8,902)
Net loans	559,156	561,932
Accrued interest receivable	5,086	3,895
Premises and equipment – net	10,710	10,445
Other real estate owned	5,745	6,471
Goodwill	4,488	4,488
Cash surrender value of life insurance	19,313	19,047
Investment in limited partnerships	1,666	757
Deferred tax assets - net	3,392	3,298
Other assets	8,389	6,466
Total assets	$781,566	$787,972

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$287,003	$262,697
Interest bearing	379,308	413,932
Total deposits	666,311	676,629

Accrued interest payable	33	76
Accounts payable and other liabilities	6,260	5,781
Junior subordinated debentures (at fair value)	9,441	8,832
Total liabilities	682,045	691,318

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 16,875,190 issued and outstanding at June 30, 2017, and 16,705,594 at December 31, 2016	57,844	56,557
Retained earnings	42,053	40,701
Accumulated other comprehensive loss	(376)	(604)
Total shareholders' equity	99,521	96,654
Total liabilities and shareholders' equity	$781,566	$787,972

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2017	2016	2017	2016
Interest Income:
Loans, including fees	$7,579	$6,658	$14,804	$13,288
Investment securities – AFS – taxable	229	185	453	374
Interest on deposits in FRB	301	151	484	276
Interest on deposits in other banks	1	2	2	4
Total interest income	8,110	6,996	15,743	13,942
Interest Expense:
Interest on deposits	364	272	700	549
Interest on other borrowings	74	58	143	116
Total interest expense	438	330	843	665
Net Interest Income	7,672	6,666	14,900	13,277
(Recovery of Provision) Provision for Credit Losses	(52)	12	(31)	(10)
Net Interest Income after (Recovery of Provision) Provision for Credit Losses	7,724	6,654	14,931	13,287
Noninterest Income:
Customer service fees	997	1,017	1,938	1,943
Increase in cash surrender value of bank-owned life insurance	134	132	266	264
(Loss) gain on fair value of financial liability	(264)	113	(601)	471
Other	199	165	372	310
Total noninterest income	1,066	1,427	1,975	2,988
Noninterest Expense:
Salaries and employee benefits	2,586	2,469	5,571	5,058
Occupancy expense	1,043	1,018	2,058	2,115
Data processing	25	26	52	85
Professional fees	345	301	600	790
Regulatory assessments	133	246	269	501
Director fees	75	73	143	143
Correspondent bank service charges	19	19	37	39
Loss on California tax credit partnership	10	37	119	73
Net (gain) cost on operation and sale of OREO	(309)	60	(277)	177
Other	680	575	1,226	1,143
Total noninterest expense	4,607	4,824	9,798	10,124
Income Before Provision for Taxes	4,183	3,257	7,108	6,151
Provision for Taxes on Income	1,691	1,236	2,845	2,361
Net Income	$2,492	$2,021	$4,263	$3,790

Net Income per common share
Basic	$0.15	$0.12	$0.25	$0.22
Diluted	$0.15	$0.12	$0.25	$0.22
Shares on which net income per common shares were based
Basic	16,875,190	16,870,113	16,875,134	16,870,113
Diluted	16,894,227	16,875,339	16,891,784	16,874,260

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net Income	$2,492	$2,021	$4,263	$3,790

Unrealized holdings gain on securities	267	249	355	308
Unrealized gains on unrecognized post-retirement costs	13	12	26	24
Other comprehensive income, before tax	280	261	381	332
Tax expense related to securities	(107)	(99)	(142)	(123)
Tax expense related to unrecognized post-retirement costs	(6)	(5)	(11)	(10)
Total other comprehensive income	167	157	228	199
Comprehensive income	$2,659	$2,178	$4,491	$3,989

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2015*	16,051,406	$52,572	$37,265	$(202)	$89,635
*Excludes 15,019 unvested restricted shares

Other comprehensive income				199	199
Common stock dividends	322,590	1,673	(1,673)		—
Stock-based compensation expense		14			14
Net income			3,790		3,790
Balance June 30, 2016*	16,373,996	$54,259	$39,382	$(3)	$93,638
*Excludes 12,015 unvested restricted shares

Other comprehensive loss				(601)	(601)
Common stock dividends	329,135	2,276	(2,276)		—
Common stock issuance	2,463	6			6
Stock-based compensation expense		16			16
Net income			3,595		3,595
Balance December 31, 2016*	16,705,594	$56,557	$40,701	$(604)	$96,654
*Excludes 12,015 unvested restricted shares

Other comprehensive income				228	228
Cash dividends on common stock ($0.10 per share)			(1,690)		(1,690)
Common stock dividends	167,082	1,221	(1,221)		—
Stock options exercised	2,514	6			6
Stock-based compensation expense		60			60
Net income			4,263		4,263
Balance June 30, 2017*	16,875,190	$57,844	$42,053	$(376)	$99,521
*Excludes 9,011 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2017	2016
Cash Flows From Operating Activities:
Net Income	$4,263	$3,790
Adjustments to reconcile net income:to cash provided by operating activities:
Recovery of provision for credit losses	(31)	(10)
Depreciation and amortization	654	731
Amortization of investment securities	278	194
Accretion of investment securities	(4)	(19)
Increase in accrued interest receivable	(1,191)	(918)
Decrease in accrued interest payable	(43)	(1)
Decrease in accounts payable and accrued liabilities	(398)	(729)
Decrease (increase) in unearned fees and unamortized loan origination costs, net	152	(1,401)
(Increase) decrease in income taxes receivable	(1,319)	1,956
Stock-based compensation expense	60	14
(Benefit) provision for deferred income taxes	(247)	194
Gain on sale of other real estate owned	(336)	(53)
Increase in cash surrender value of bank-owned life insurance	(266)	(264)
Loss (gain) on fair value option of financial liabilities	601	(471)
Loss on tax credit limited partnership interest	119	73
Net increase in other assets	(42)	(77)
Net cash provided by operating activities	2,250	3,009

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(2)	(4)
Purchase of correspondent bank stock	(495)	(101)
Purchases of available-for-sale securities	—	(14,940)
Principal payments of available-for-sale securities	4,112	3,330
Net decrease (increase) in loans	2,654	(38,919)
Cash proceeds from sales of other real estate owned	1,062	2,410
Payoff of senior liens on other real estate owned	—	(705)
Investment in limited partnership	(1,028)	(66)
Capital expenditures of premises and equipment	(919)	(345)
Net cash provided by (used in) investing activities	5,384	(49,340)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	24,885	16,964
Net decrease in time deposits	(35,203)	(1,820)
Proceeds from exercise of stock options	6	—
Dividends on common stock ($0.05 per share)	(846)	—
Net cash (used in) provided by financing activities	(11,158)	15,144

Net decrease in cash and cash equivalents	(3,524)	(31,187)
Cash and cash equivalents at beginning of period	113,032	125,751
Cash and cash equivalents at end of period	$109,508	$94,564

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

In March 2017, FASB issued ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The provisions of the update require premiums recognized upon the purchase of callable debt securities to be amortized to the earliest call date in order to avoid losses recognized upon call. For public business entities that are SEC filers the amendments of the update will become effective in fiscal years beginning after December 15, 2018. The Company does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2017 and December 31, 2016:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2017
Securities available for sale:
U.S. Government agencies	$21,344	$322	$(7)	$21,659
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	28,130	80	(188)	28,022
Mutual Funds	4,000	—	(220)	3,780
Total securities available for sale	$53,474	$402	$(415)	$53,461

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2016
Securities available for sale:
U.S. Government agencies	$22,992	$280	$(69)	$23,203
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,867	107	(402)	30,572
Mutual Funds	4,000	—	(284)	3,716
Total securities available for sale	$57,859	$387	$(755)	$57,491

The amortized cost and fair value of securities available for sale at June 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	June 30, 2017
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$4,000	$3,780
Due after one year through five years	—	—
Due after five years through ten years	792	808
Due after ten years	20,552	20,851
Collateralized mortgage obligations	28,130	28,022
	$53,474	$53,461

There were no realized gains or losses on sales of available-for-sale securities for the three and six month periods ended June 30, 2017 and June 30, 2016. There were no other-than-temporary impairment losses for the three and six month periods ended June 30, 2017 and June 30, 2016.

At June 30, 2017, available-for-sale securities with an amortized cost of approximately $18,005,228 (fair value of $18,196,687) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at June 30, 2017 or December 31, 2016.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$3,874	$—	3,509	(7)	$7,383	$(7)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	17,175	(115)	7,359	(73)	24,534	(188)
Mutual Funds	—	—	3,780	(220)	3,780	(220)
Total impaired securities	$21,049	$(115)	$14,648	$(300)	$35,697	$(415)

December 31, 2016
Securities available for sale:
U.S. Government agencies	$12,281	$(69)	$—	$—	$12,281	$(69)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,904	(402)	—	—	25,904	(402)
Mutual Funds	—	—	3,716	(284)	3,716	(284)
Total impaired securities	$38,185	$(471)	$3,716	$(284)	$41,901	$(755)

Temporarily impaired securities at June 30, 2017, were comprised of one mutual fund, two U.S. government agency securities, and twelve U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At June 30, 2017, the decline in fair value of the impaired mutual fund, the two U.S. government agency securities, and the twelve U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

3.	Loans

Loans are comprised of the following:

(in 000's)	June 30, 2017	December 31, 2016
Commercial and Business Loans	$51,078	$47,464
Government Program Loans	1,393	1,541
Total Commercial and Industrial	52,471	49,005
Real Estate – Mortgage:
Commercial Real Estate	202,364	200,213
Residential Mortgages	79,319	87,388
Home Improvement and Home Equity loans	572	599
Total Real Estate Mortgage	282,255	288,200
Real Estate Construction and Development	124,749	130,687
Agricultural	58,432	56,918
Installment	49,333	44,949
Total Loans	$567,240	$569,759

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 9.3% of total loans at June 30, 2017 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 49.8% of total loans at June 30, 2017, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 22.0% of total loans at June 30, 2017, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 10.3% of total loans at June 30, 2017 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 8.7% of total loans at June 30, 2017 and generally consist of student loans, loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items. Included in installment loans are $42,983,000 in student loans made to medical and pharmacy school students. Repayment on student loans is deferred until 6 months after graduation. Accrued interest on loans that have not entered repayment status totaled $3,131,000 at June 30, 2017.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2017 and December 31, 2016, these financial instruments include commitments to extend credit of $102,616,000 and $120,485,000, respectively, and standby letters of credit of $1,630,000 and $1,201,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at June 30, 2017 (in 000's):

June 30, 2017	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$422	$22	$87	$531	$50,547	$51,078	$87
Government Program Loans	—	—	280	280	1,113	1,393	—
Total Commercial and Industrial	422	22	367	811	51,660	52,471	87
Commercial Real Estate Loans	—	—	—	—	202,364	202,364	—
Residential Mortgages	—	—	—	—	79,319	79,319	—
Home Improvement and Home Equity Loans	—	—	—	—	572	572	—
Total Real Estate Mortgage	—	—	—	—	282,255	282,255	—

Real Estate Construction and Development Loans	—	—	—	—	124,749	124,749	—
Agricultural Loans	—	—	—	—	58,432	58,432	—
Consumer Loans	—	—	—	—	49,146	49,146	—
Overdraft Protection Lines	—	—	—	—	46	46	—
Overdrafts	—	—	—	—	141	141	—
Total Installment	—	—	—	—	49,333	49,333	—
Total Loans	$422	$22	$367	$811	$566,429	$567,240	$87

The following is a summary of delinquent loans at December 31, 2016 (in 000's):

December 31, 2016	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$432	$—	$432	$47,032	$47,464	$—
Government Program Loans	—	—	290	290	1,251	1,541	—
Total Commercial and Industrial	—	432	290	722	48,283	49,005	—
Commercial Real Estate Loans	—	—	—	—	200,213	200,213	—
Residential Mortgages	—	—	—	—	87,388	87,388	—
Home Improvement and Home Equity Loans	—	—	—	—	599	599	—
Total Real Estate Mortgage	—	—	—	—	288,200	288,200	—
Real Estate Construction and Development Loans	166	—	1,250	1,416	129,271	130,687	1,250
Agricultural Loans	—	—	—	—	56,918	56,918	—
Consumer Loans	—	—	965	965	43,785	44,750	—
Overdraft Protection Lines	—	—	—	—	48	48	—
Overdrafts	—	—	—	—	151	151	—
Total Installment	—	—	965	965	43,984	44,949	—
Total Loans	$166	$432	$2,505	$3,103	$566,656	$569,759	$1,250

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

Nonaccrual loans totaled $5,508,000 and $7,264,000 at June 30, 2017 and December 31, 2016, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2017 or December 31, 2016.

The following is a summary of nonaccrual loan balances at June 30, 2017 and December 31, 2016 (in 000's).

	June 30, 2017	December 31, 2016
Commercial and Business Loans	$281	$275
Government Program Loans	280	290
Total Commercial and Industrial	561	565

Commercial Real Estate Loans	473	1,126
Residential Mortgages	—	—
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	473	1,126

Real Estate Construction and Development Loans	4,474	4,608
Agricultural Loans	—	—

Consumer Loans	—	965
Overdraft Protection Lines	—	—
Overdrafts	—	—
Total Installment	—	965
Total Loans	$5,508	$7,264

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

The following is a summary of impaired loans at June 30, 2017 (in 000's).

June 30, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$3,934	$595	$3,355	$3,950	$693	$4,315	$132
Government Program Loans	395	337	59	396	18	366	12
Total Commercial and Industrial	4,329	932	3,414	4,346	711	4,681	144

Commercial Real Estate Loans	1,062	—	1,066	1,066	216	1,204	44
Residential Mortgages	2,668	515	2,163	2,678	225	2,357	73
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	3,730	515	3,229	3,744	441	3,561	117

Real Estate Construction and Development Loans	6,868	6,878	—	6,878	—	6,709	231
Agricultural Loans	1,050	—	1,056	1,056	793	874	54

Consumer Loans	—	—	—	—	—	643	—
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	—	—	—	—	—	643	—
Total Impaired Loans	$15,977	$8,325	$7,699	$16,024	$1,945	$16,468	$546

(1) The recorded investment in loans includes accrued interest receivable of $47,000.
(2) Information is based on the six month period ended June 30, 2017.

The following is a summary of impaired loans at December 31, 2016 (in 000's).

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,635	$495	$4,158	$4,653	$757	$5,050	$302
Government Program Loans	356	356	—	356	—	372	20
Total Commercial and Industrial	4,991	851	4,158	5,009	757	5,422	322

Commercial Real Estate Loans	1,454	—	1,456	1,456	450	1,503	89
Residential Mortgages	2,467	526	1,949	2,475	153	2,874	138
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	3,921	526	3,405	3,931	603	4,377	227

Real Estate Construction and Development Loans	6,267	6,274	—	6,274	—	8,794	361
Agricultural Loans	—	—	—	—	—	5	8

Consumer Loans	965	965	—	965	—	968	35
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	965	965	—	965	—	968	35
Total Impaired Loans	$16,144	$8,616	$7,563	$16,179	$1,360	$19,566	$953

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

The average recorded investment in impaired loans for the quarters ended June 30, 2017 and 2016 was $16,881,000 and $23,163,000, respectively. Interest income recognized on impaired loans for the quarters ended June 30, 2017 and 2016 was approximately $323,000 and $317,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $111,000 and $87,000 for the quarters ended June 30, 2017 and 2016, respectively.

The average recorded investment in impaired loans for the six months ended June 30, 2017 and 2016 was $16,468,000 and $23,336,000, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2017 and 2016 was approximately $546,000 and $680,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $190,000 and $236,000 for the six months ended June 30, 2017 and 2016, respectively.

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

The following tables illustrates TDR activity for the periods indicated:

Three Months Ended June 30, 2017
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	1	178	178	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	1	238	238	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	2	$416	$416	—	$—

	Six Months Ended June 30, 2017
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$69	$69	—	$—
Government Program Loans	1	178	178	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	1	238	238	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	1	790	790	—	—
Agricultural Loans	1	850	850	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	5	$2,125	$2,125	—	$—

Three Months Ended June 30, 2016
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$395	$227	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	1	$395	$227	—	$—

Six Months Ended June 30, 2016
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	4	$1,021	$749	—	$—
Government Program Loans	1	100	100	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	5	$1,121	$849	—	$—

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2017, the Company had 31 restructured loans totaling $11,958,000 as compared to 28 restructured loans totaling $12,410,000 at December 31, 2016.

The following tables summarize TDR activity by loan category for the quarters ended June 30, 2017 and June 30, 2016.

Three Months Ended June 30, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,212	$1,091	$2,351	$—	$6,960	$850	$965	$13,429

Defaults	—	—	—	—	—	—	—	—
Additions	178	—	238	—	—	—	—	416
					—
Principal (reductions) additions	(335)	(29)	(16)	—	(92)	(450)	(965)	(1,887)

Ending balance	$1,055	$1,062	$2,573	$—	$6,868	$400	$—	$11,958

Allowance for loan loss	$36	$216	$207	$—	$—	$203	$—	$662

Three Months Ended June 30, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,735	$1,557	$2,680	$—	$11,632	$10	$977	$18,591

Defaults	—	—	—	—	—	—	—	—
Additions	227	—	—	—	—	—	—	227
					—
Principal reductions	(726)	(47)	(280)	—	468	(4)	(12)	(601)

Ending balance	$1,236	$1,510	$2,400	$—	$12,100	$6	$965	$18,217

Allowance for loan loss	$43	$493	$186	$—	$—	$—	$596	$1,318

The following tables summarize TDR activity by loan category for the six months ended June 30, 2017 and June 30, 2016 (in 000's).

Six Months Ended June 30, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,356	$1,454	$2,368	$—	$6,267	$—	$965	$12,410

Defaults	—	—	—	—	—	—	—	—
Additions	247	—	238	—	790	850	—	2,125

Principal reductions	(548)	(392)	(33)	—	(189)	(450)	(965)	(2,577)

Ending balance	$1,055	$1,062	$2,573	$—	$6,868	$400	$—	$11,958

Allowance for loan loss	$36	$216	$207	$—	$—	$203	$—	$662

Six Months Ended June 30, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$898	$1,243	$3,533	$—	$12,168	$16	$650	$18,508

Defaults	—	—	—	—	—	—	—	—
Additions	849	—	—	—	—	—	—	849

Principal additions (reductions)	(511)	267	(1,133)	—	(68)	(10)	315	(1,140)

Ending balance	$1,236	$1,510	$2,400	$—	$12,100	$6	$965	$18,217

Allowance for loan loss	$43	$493	$186	$—	$—	$—	$596	$1,318

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

The Company did not carry any loans graded as loss at June 30, 2017 or December 31, 2016.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2017 and December 31, 2016:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
June 30, 2017
(in 000's)
Grades 1 and 2	$324	$2,986	$—	$50	$3,360
Grade 3	9,289	5,661	—	—	14,950
Grades 4 and 5 – pass	35,867	184,036	104,232	55,858	379,993
Grade 6 – special mention	3,150	9,208	1,932	1,024	15,314
Grade 7 – substandard	3,841	473	18,585	1,500	24,399
Grade 8 – doubtful	—	—	—	—	—
Total	$52,471	$202,364	$124,749	$58,432	$438,016

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2016
(in 000's)
Grades 1 and 2	$340	$—	$—	$75	$415
Grade 3	4,823	5,767	—	—	10,590
Grades 4 and 5 – pass	34,921	192,699	110,992	56,843	395,455
Grade 6 – special mention	4,416	621	928	—	5,965
Grade 7 – substandard	4,505	1,126	18,767	—	24,398
Grade 8 – doubtful	—	—	—	—	—
Total	$49,005	$200,213	$130,687	$56,918	$436,823

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(in 000's)
Not graded	$62,785	$547	$46,591	$109,923	$69,955	$573	$41,855	$112,383
Pass	15,906	25	2,735	18,666	15,669	26	2,120	17,815
Special Mention	—	—	—	—	—	—	—	—
Substandard	628	—	7	635	1,764	—	9	1,773
Doubtful	—	—	—	—	—	—	965	965
Total	$79,319	$572	$49,333	$129,224	$87,388	$599	$44,949	$132,936

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

Government program loans – This is a relatively a small part of the Company’s loan portfolio, but has historically had a high percentage of loans that have migrated from pass to substandard given their vulnerability to economic cycles.

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

Installment loans (Includes consumer loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured. Additionally, in the case of student loans, there are increased risks associated with liquidity as there is a significant time lag between funding of a student loan and eventual repayment.

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended June 30, 2017 and 2016 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2017
Beginning balance	$1,781	$1,285	$3,096	$1,097	$848	$841	$8,948
Provision (recovery of provision) for credit losses	(72)	(118)	(209)	492	(87)	(58)	(52)

Charge-offs	(98)	—	—	—	—	(5)	(103)
Recoveries	154	7	—	—	53	—	214
Net charge-offs	56	7	—	—	53	(5)	111

Ending balance	$1,765	$1,174	$2,887	$1,589	$814	$778	$9,007
Period-end amount allocated to:
Loans individually evaluated for impairment	711	441	—	793	—	—	1,945
Loans collectively evaluated for impairment	1,054	733	2,887	796	814	778	7,062
Ending balance	$1,765	$1,174	$2,887	$1,589	$814	$778	$9,007

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2016
Beginning balance	$2,313	$1,459	$3,273	$545	$1,237	$892	$9,719
Provision (recovery of provision) for credit losses	193	200	182	9	(20)	(552)	12

Charge-offs	(839)	—	—	—	—	(9)	(848)
Recoveries	18	6	—	—	2	—	26
Net charge-offs	(821)	6	0	0	2	(9)	(822)

Ending balance	$1,685	$1,665	$3,455	$554	$1,219	$331	$8,909
Period-end amount allocated to:
Loans individually evaluated for impairment	497	686	—	—	596	—	1,779
Loans collectively evaluated for impairment	1,188	979	3,455	554	623	331	7,130
Ending balance	$1,685	$1,665	$3,455	$554	$1,219	$331	$8,909

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2017 and 2016 (in 000's).

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2017
Beginning balance	$1,843	$1,430	$3,378	$666	$888	$697	$8,902
Provision (recovery of provision) for credit losses	(137)	(268)	(491)	902	(128)	91	(31)

Charge-offs	(105)	(2)	—	—	—	(10)	(117)
Recoveries	164	14	—	21	54	—	253
Net recoveries	59	12	—	21	54	(10)	136

Ending balance	$1,765	$1,174	$2,887	$1,589	$814	$778	$9,007
Period-end amount allocated to:
Loans individually evaluated for impairment	711	441	—	793	—	—	1,945
Loans collectively evaluated for impairment	1,054	733	2,887	796	814	778	7,062
Ending balance	$1,765	$1,174	$2,887	$1,589	$814	$778	$9,007

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2016
Beginning balance	$1,652	$1,449	$4,629	$655	$1,258	$70	$9,713
Provision (recovery of provision) for credit losses	837	225	(1,204)	(101)	(44)	277	(10)

Charge-offs	(842)	(22)	—	—	—	(16)	(880)
Recoveries	38	13	30	—	5	—	86
Net charge-offs	(804)	(9)	30	—	5	(16)	(794)

Ending balance	$1,685	$1,665	$3,455	$554	$1,219	$331	$8,909
Period-end amount allocated to:
Loans individually evaluated for impairment	497	686	—	—	596	—	1,779
Loans collectively evaluated for impairment	1,188	979	3,455	554	623	331	7,130
Ending balance	$1,685	$1,665	$3,455	$554	$1,219	$331	$8,909

The following summarizes information with respect to the loan balances at June 30, 2017 and 2016.

	June 30, 2017			June 30, 2016
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and Business Loans	$3,950	$47,128	$51,078	$5,101	$52,404	$57,505
Government Program Loans	396	997	1,393	365	1,612	1,977
Total Commercial and Industrial	4,346	48,125	52,471	5,466	54,016	59,482

Commercial Real Estate Loans	1,066	201,298	202,364	1,511	179,983	181,494
Residential Mortgage Loans	2,678	76,641	79,319	2,961	98,339	101,300
Home Improvement and Home Equity Loans	—	572	572	—	760	760
Total Real Estate Mortgage	3,744	278,511	282,255	4,472	279,082	283,554

Real Estate Construction and Development Loans	6,878	117,871	124,749	12,131	126,043	138,174

Agricultural Loans	1,056	57,376	58,432	6	46,757	46,763

Installment Loans	—	49,333	49,333	965	28,271	29,236

Total Loans	$16,024	$551,216	$567,240	$23,040	$534,169	$557,209

4.	Deposits

Deposits include the following:

(in 000's)	June 30, 2017	December 31, 2016
Noninterest-bearing deposits	$287,003	$262,697
Interest-bearing deposits:
NOW and money market accounts	230,981	235,873
Savings accounts	80,539	75,068
Time deposits:
Under $250,000	55,854	87,419
$250,000 and over	11,934	15,572
Total interest-bearing deposits	379,308	413,932
Total deposits	$666,311	$676,629

Total brokered deposits included in time deposits above	$11,006	$28,132

5.	Short-term Borrowings/Other Borrowings

At  June 30, 2017, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $310,343,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $1,745,000. At June 30, 2017, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of June 30, 2017, $1,843,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $444,754,000 in secured and unsecured loans were pledged at June 30, 2017, as collateral for borrowing lines with the Federal Reserve Bank totaling $310,343,000. At June 30, 2017, the Company had no outstanding borrowings.

At December 31, 2016, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $323,162,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $2,037,000. At December 31, 2016, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000 and a Fed Funds line of $20,000,000 with Zions First National Bank. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2016, $2,152,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $471,737,000 in secured and unsecured loans were pledged at December 31, 2016, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $323,162,000. At December 31, 2016, the Company had no outstanding borrowings.

All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

6.	Supplemental Cash Flow Disclosures

	Six months ended June 30,
(in 000's)	2017	2016
Cash paid during the period for:
Interest	$886	$666
Income taxes	$4,410	$210
Noncash investing activities:
OREO financed	$—	$3,766
Unrealized gain on securities	$355	$308
Stock dividends issued	$1,220	$1,673
Cash dividend declared	$844	$—

7.	Dividends on Common Stock

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

On April 25, 2017, the Company’s Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock. The dividend was payable on May 17, 2017, to shareholders of record as of May 8, 2017. Approximately $846,000 was transfered from retained earnings to cash to allow for distribution of the dividend to shareholders. The Board of Directors also authorized the repurchase of up to $3 million of the outstanding common stock of the Company. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions.

On June 27, 2017, the Company’s Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock. The dividend is payable on July 21, 2017, to shareholders of record as of July 7, 2017. Approximately $844,000 were transfered from retained earnings to cash to allow for distribution of the dividend to shareholders.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (000's, except per share amounts)	$2,492	$2,021	$4,263	$3,790

Weighted average shares issued	16,875,190	16,870,113	16,875,134	16,870,113
Add: dilutive effect of stock options	19,037	5,226	16,650	4,147
Weighted average shares outstanding adjusted for potential dilution	16,894,227	16,875,339	16,891,784	16,874,260

Basic earnings per share	$0.15	$0.12	$0.25	$0.22
Diluted earnings per share	$0.15	$0.12	$0.25	$0.22
Anti-dilutive stock options excluded from earnings per share calculation	34,000	21,000	34,000	21,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2017 and December 31, 2016, the Company had no recorded valuation allowance.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its California state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust. The amended returns for 2009, 2010, and 2011 were filed in 2014, 2015, and 2016 respectively. The amended return for 2012 was filed during 2016. During the third quarter of 2016, the IRS notified the Company it would be conducting an examination of the Company's 2014 federal return. As of June 30, 2017, the Company is unaware of any change in tax positions as a result of the IRS examination.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended June 30, 2017 and 2016 were insignificant.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of June 30, 2017.

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

At June 30, 2017 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 5.86% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At June 30, 2017, the total cumulative gain recorded on the debt is $3,096,000.

The fair value calculation performed at June 30, 2017 resulted in a pretax loss adjustment of $601,000 ($354,000, net of tax) for the six months ended June 30, 2017, compared to a pretax gain adjustment of $471,000 ($277,000, net of tax) for the six months ended June 30, 2016. Fair value gains and losses are reflected as a component of noninterest income on the consolidated statements of income.

The fair value calculation performed at June 30, 2017 resulted in a pretax loss adjustment of $264,000 ($126,000, net of tax) for the three months ended June 30, 2017, compared to a pretax gain adjustment of $113,000 ($66,000, net of tax) for the three months ended June 30, 2016. Fair value gains and losses are reflected as a component of noninterest income on the consolidated statements of income.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

June 30, 2017
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$109,508	$109,508	$109,508	$—	$—
Interest-bearing deposits	652	652	—	652	—
Investment securities	53,461	53,461	3,780	49,681	—
Loans	559,156	549,386	—	—	549,386
Accrued interest receivable	5,086	5,086	—	5,086	—
Financial Liabilities:
Deposits:
Noninterest-bearing	287,003	287,003	287,003	—	—
NOW and money market	230,981	230,981	230,981	—	—
Savings	80,539	80,539	80,539	—	—
Time deposits	67,788	67,433	—	—	67,433
Total deposits	666,311	665,956	598,523		67,433
Junior subordinated debt	9,441	9,441	—	—	9,441
Accrued interest payable	33	33	—	33	—

December 31, 2016
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$113,032	$113,032	$113,032	$—	$—
Interest-bearing deposits	650	650	—	650	—
Investment securities	57,491	57,491	3,716	53,775	—
Loans	561,932	557,914	—	—	557,914
Accrued interest receivable	3,895	3,895	—	3,895	—
Financial Liabilities:
Deposits:
Noninterest-bearing	262,697	262,697	262,697	—	—
NOW and money market	235,873	235,873	235,873	—	—
Savings	75,068	75,068	75,068	—	—
Time deposits	102,991	102,743	—	—	102,743
Total deposits	676,629	676,381	573,638	—	102,743
Junior subordinated debt	8,832	8,832	—	—	8,832
Accrued interest payable	76	76	—	76	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the three or six month periods ended June 30, 2017.

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

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated fair value of commitments to extend credit at June 30, 2017 and December 31, 2016.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheets and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

June 30, 2017				December 31, 2016
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	5.86%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.46%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2017 (in 000’s):

Description of Assets	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$21,659	$—	$21,659	$—
U.S. Government collateralized mortgage obligations	28,022	—	28,022	—
Mutual Funds	3,780	3,780	—	—
Total AFS securities	$53,461	$3,780	$49,681	$—
Impaired loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$—	$—	$—	$—
Other real estate owned (1)	—	—	—	—
Total	$53,461	$3,780	$49,681	$—

Description of Liabilities	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$9,441	—	—	$9,441
Total	$9,441	—	—	$9,441

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

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the six months ended June 30, 2017 or the year ended December 31, 2016.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2016 (in 000's). There were no assets measured at fair value on a non-recurring basis as of June 30, 2017.

December 31, 2016
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Impaired Loans:
Commercial and industrial	$301	Sales Comparison Approach	Adjustment for difference between comparable sales	7% - 29%, 19.1%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2017 and 2016 (in 000’s):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$9,171	$7,948	$8,832	$8,300
Total loss (gain) included in earnings	264	(113)	601	(471)
Other accrued interest	6	2	8	8
Ending balance	$9,441	$7,837	$9,441	$7,837
The amount of total loss (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$264	$(113)	$601	$(471)

12.	Goodwill and Intangible Assets

At June 30, 2017, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2016. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at June 30, 2017.

13.	Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and have identified no subsequent events requiring disclosure.

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

The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued into the second quarter of 2017. The severe declines in residential construction and home prices that began in 2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, it will also maintain its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $4,263,000 or $0.25 per share ($0.25 diluted) for the six months ended June 30, 2017, as compared to $3,790,000 or $0.22 per share ($0.22 diluted) for the same period in 2016. The Company’s return on average assets was 1.09% for the six months ended June 30, 2017, as compared to 1.03% for the six months ended June 30, 2016. The Company’s return on average equity was 8.72% for the six months ended June 30, 2017, as compared to 8.30% for the six months ended June 30, 2016.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six month periods ended June 30, 2017 and 2016.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended June 30, 2017 and 2016

		2017			2016
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$554,553	$7,579	5.48%	$518,468	$6,658	5.16%
Investment Securities – taxable (3)	54,505	229	1.69%	43,486	185	1.71%
Interest-bearing deposits in other banks	651	1	0.62%	1,531	2	0.53%
Interest-bearing deposits in FRB	113,981	301	1.06%	121,738	151	0.50%
Total interest-earning assets	723,690	$8,110	4.49%	685,223	$6,996	4.11%
Allowance for credit losses	(9,021)			(9,716)
Noninterest-earning assets:
Cash and due from banks	20,872			21,682
Premises and equipment, net	10,846			10,552
Accrued interest receivable	4,269			2,332
Other real estate owned	6,041			9,090
Other assets	36,810			35,423
Total average assets	$793,507			$754,586
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$88,015	$29	0.13%	$84,927	$26	0.12%
Money market accounts	152,552	181	0.48%	145,944	138	0.38%
Savings accounts	78,448	46	0.24%	64,794	32	0.20%
Time deposits	81,230	108	0.53%	70,876	76	0.43%
Junior subordinated debentures	9,139	74	3.25%	7,914	58	2.95%
Total interest-bearing liabilities	409,384	$438	0.43%	374,455	$330	0.35%
Noninterest-bearing liabilities:
Noninterest-bearing checking	278,457			280,649
Accrued interest payable	102			72
Other liabilities	6,215			6,873
Total Liabilities	694,158			662,049

Total shareholders' equity	99,349			92,537
Total average liabilities and shareholders' equity	$793,507			$754,586
Interest income as a percentage of average earning assets			4.49%			4.11%
Interest expense as a percentage of average earning assets			0.24%			0.19%
Net interest margin			4.25%			3.92%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $44,000 for the quarter ended June 30, 2017 and loan costs of $710,000 for the quarter ended June 30, 2016.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

For the quarter ended June 30, 2017, total interest income increased $1,114,000 or 15.92%, as compared to the quarter ended June 30, 2016. Comparing those two periods, average interest earning assets increased $38,467,000, with a $36,085,000 increase in loans and leases and $11,019,000 in investment securities, partially offset by a $7,757,000 decrease on balances held at the Federal Reserve Bank. The average yield on total interest-earning assets increased 38 basis points. Loan yields increased 32 basis points. Yields on interest bearing deposits at the Federal Reserve Bank and other banks increased for the quarter ended June 30, 2017 as a result of the two 0.25% interest rate increases during 2017. For the quarter ended June 30, 2017, total interest expense increased $108,000 or 32.73% as compared to the quarter ended June 30, 2016, as a result of a $34,929,000 increase in interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.43% for the quarter ended June 30, 2017 and 0.35% for the quarter ended June 30, 2016.

Interest rates and Interest Differentials
Six months ended June 30, 2017 and 2016

		2017			2016
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$560,282	$14,804	5.33%	$510,522	$13,288	5.23%
Investment Securities – taxable (3)	55,541	453	1.64%	41,075	374	1.83%
Interest-bearing deposits in other banks	651	2	0.62%	1,530	4	0.53%
Interest-bearing deposits in FRB	102,898	484	0.95%	112,029	276	0.50%
Total interest-earning assets	719,372	$15,743	4.41%	665,156	$13,942	4.22%
Allowance for credit losses	(8,973)			(9,705)
Noninterest-earning assets:
Cash and due from banks	20,894			22,262
Premises and equipment, net	10,751			10,666
Accrued interest receivable	3,928			2,127
Other real estate owned	6,255			11,005
Other assets	36,414			36,460
Total average assets	$788,641			$737,971
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$87,681	$57	0.13%	$83,870	$51	0.12%
Money market accounts	150,329	319	0.43%	145,987	277	0.38%
Savings accounts	76,834	89	0.23%	65,341	69	0.21%
Time deposits	87,987	235	0.54%	71,019	152	0.43%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	8,969	143	3.22%	8,091	116	2.88%
Total interest-bearing liabilities	411,800	$843	0.41%	374,308	$665	0.36%
Noninterest-bearing liabilities:
Noninterest-bearing checking	271,230			265,252
Accrued interest payable	110			73
Other liabilities	6,925			6,725
Total Liabilities	690,065			646,358

Total shareholders' equity	98,576			91,613
Total average liabilities and shareholders' equity	$788,641			$737,971
Interest income as a percentage of average earning assets			4.41%			4.22%
Interest expense as a percentage of average earning assets			0.24%			0.20%
Net interest margin			4.17%			4.02%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $268,000 and loan costs of $36,000 for the six months ended June 30, 2017 and 2016, respectively.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate was raised from 3.50% to 3.75% in December 2016, raised to 4.00% in March 2017, and raised to 4.25% in June 2017. These increases affect rates for loans and customer deposits, both of which have increased and are likely to increase further as the prime rate continues to rise.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended June 30, 2017 compared to June 30, 2016
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$1,516	$294	$1,222
Investment securities available for sale	79	(40)	119
Interest-bearing deposits in other banks	(2)	1	(3)
Interest-bearing deposits in FRB	208	253	(45)
Total interest income	1,801	508	1,293
Increase (decrease) in interest expense:
Interest-bearing demand accounts	47	37	10
Savings and money market accounts	20	8	12
Time deposits	83	43	40
Subordinated debentures	28	15	13
Total interest expense	178	103	75
Increase in net interest income	$1,623	$405	$1,218

For the six months ended June 30, 2017, total interest income increased approximately $1,801,000, or 12.92%, as compared to the six months ended June 30, 2016. Earning asset volumes for loans and leases increased $49,760,000 on average. Available for sale investment securities increased $14,466,000 and overnight investments with the FRB decreased $9,131,000 between the two periods. The average yield on loans increased 10 basis points between the two periods, and the average yield on investment securities decreased approximately 19 basis points during the six months ended June 30, 2017 as compared to the same period of 2016.

The overall average yield on the loan portfolio increased to 5.33% for the six months ended June 30, 2017, as compared to 5.23% for the six months ended June 30, 2016. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At June 30, 2017, 53.4% of the Company's loan portfolio consisted of floating rate instruments, as compared to 52.1% of the portfolio at December 31, 2016, with the majority of those tied to the prime rate. Approximately 20.8%, or $63,057,000, of the floating rate loans had rate floors at June 30, 2017, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. None of the loans with floors have floor spreads of 100 basis points or more.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin increased to 4.17% for the six months ended June 30, 2017, when compared to 4.02% for the six months ended June 30, 2016. The net interest margin has increases due to increases in the loan portfolio yield and increases in the yield on overnight investments held at correspondent banks. As interest rates paid on deposits have also increased, the Company’s average cost of funds rose to 0.41% for the six months ended June 30, 2017, as compared to 0.36% for the six months ended June 30, 2016. The Company utilizes brokered deposits as an additional source of funding. Currently, the Company holds CDARs reciprocal deposits, which are preferred by some depositors. These comprise $11,006,000 of the balance of certificates of deposits at June 30, 2017. For the six months ended June 30, 2017, total interest expense increased approximately $178,000, or 26.77%, as compared to the six months ended June 30, 2016. Between those two periods, average interest-bearing liabilities increased by $37,492,000.

Net interest income has increased between the six months ended June 30, 2017 and 2016, totaling $14,900,000 for the six months ended June 30, 2017 as compared to $13,277,000 for the six months ended June 30, 2016. The increase in net interest income between 2016 and 2017 was primarily the result of reinvestment of low yielding overnight investments into the loan and investment portfolios and growth in total interest-earning assets.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 6/30/2017	YTD Average 12/31/16	YTD Average 6/30/2016
Loans	77.89%	79.26%	76.75%
Investment securities available for sale	7.72%	7.27%	6.18%
Interest-bearing deposits in other banks	0.09%	0.22%	0.23%
Interest-bearing deposits in FRB	14.30%	13.25%	16.84%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	21.29%	22.25%	22.41%
Money market accounts	36.50%	38.82%	39.00%
Savings accounts	18.66%	17.62%	17.46%
Time deposits	21.37%	19.21%	18.97%
Subordinated debentures	2.18%	2.10%	2.16%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Table 3. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2017 and 2016:

(in 000's)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Amount of Change	Percent Change
Customer service fees	$997	$1,017	$(20)	(1.97)%
Increase in cash surrender value of BOLI/COLI	134	132	2	1.52%
(Loss) gain on fair value of financial liability	(264)	113	(377)	(333.63)%
Other	199	165	34	20.61%
Total noninterest income	$1,066	$1,427	$(361)	(25.30)%

Noninterest income for the quarter ended June 30, 2017 decreased $361,000 to $1,066,000, compared to the quarter ended June 30, 2016. The decrease is mostly attributed to a loss on the fair value of financial liability of $264,000 for the quarter ended June 30, 2017, compared to a gain on fair value of financial liability of $113,000 for the quarter ended June 30, 2016. The fluctuation in fair value of financial liability was caused by flattening of the LIBOR yield curve.

(in 000's)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Amount of Change	Percent Change
Customer service fees	$1,938	$1,943	$(5)	(0.26)%
Increase in cash surrender value of BOLI/COLI	266	264	2	0.76%
(Loss) gain on fair value of financial liability	(601)	471	(1,072)	(227.60)%
Other	372	310	62	20.00%
Total noninterest income	$1,975	$2,988	$(1,013)	(33.90)%

Noninterest income for the six months ended June 30, 2017 decreased $1,013,000, or 33.90%, when compared to the same period of 2016. Customer service fees, the primary component of noninterest income, decreased $5,000, or 0.26%, between the two periods presented. The decrease in noninterest income of $1,013,000 between the two periods is primarily the result of a $601,000 loss recorded on the fair value of a financial liability for the six months ended June 30, 2017 as compared to a $471,000 gain on the fair value of a financial liability recorded for the same period in 2016. The change in the fair value of financial liability was primarily caused by fluctuations in the LIBOR yield curve.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first six months of 2017. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 2.73% at June 30, 2017, as compared to 1.94% at June 30, 2016. Pursuant to fair value accounting guidance, the Company has recorded $601,000 in pretax fair value loss on its junior subordinated debt during the six months ended June 30, 2017, bringing the total cumulative gain recorded on the debt to $3,096,000 at June 30, 2017.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2017 and 2016:

Table 4. Changes in Noninterest Expense

(in 000's)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Amount of Change	Percent Change
Salaries and employee benefits	$2,586	$2,469	$117	4.74%
Occupancy expense	1,043	1,018	25	2.46%
Data processing	25	26	(1)	(3.85)%
Professional fees	345	301	44	14.62%
FDIC/DFI insurance assessments	133	246	(113)	(45.93)%
Director fees	75	73	2	2.74%
Correspondent bank service charges	19	19	—	—%
Loss on California tax credit partnership	10	37	(27)	(72.97)%
Net cost on operation of OREO	(309)	60	(369)	(615.00)%
Other	680	575	105	18.26%
Total expense	$4,607	$4,824	$(217)	(4.50)%

Noninterest expense for the quarter ended June 30, 2017 decreased $217,000 to $4,607,000, compared to the quarter ended June 30, 2016. The decrease was attributed to lower OREO expenses and a reduction in regulatory assessment expense. The FDIC assessment rate was reduced effective third quarter 2016 as the FDIC minimum reserve ratio of 1.15 was reached. OREO expenses decreased $369,000 during the quarter ended June 30, 2017 as a result of partial sales on OREO properties in 2016 and 2017, that generated realized gains of $336,000 and $53,000 respectively.

(in 000's)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Amount of Change	Percent Change
Salaries and employee benefits	$5,571	$5,058	$513	10.14%
Occupancy expense	2,058	2,115	(57)	(2.70)%
Data processing	52	85	(33)	(38.82)%
Professional fees	600	790	(190)	(24.05)%
FDIC/DFI insurance assessments	269	501	(232)	(46.31)%
Director fees	143	143	—	—%
Correspondent bank service charges	37	39	(2)	(5.13)%
Loss on California tax credit partnership	119	73	46	63.01%
Net cost on operation of OREO	(277)	177	(454)	(256.50)%
Other	1,226	1,143	83	7.26%
Total expense	$9,798	$10,124	$(326)	(3.22)%

Noninterest expense decreased approximately $326,000 or 3.22% between the six months ended June 30, 2016 and June 30, 2017. The decrease experienced during the six months ended June 30, 2017, was primarily the result of decreases of $454,000 in net cost of OREO, $232,000 in regulatory assessments, $190,000 in professional fees, and $57,000 in occupancy expense, partially offset by an increase of $513,000 in employee salary and benefit expenses. The increase in employee salary and benefit expenses is driven by increases in group insurance and higher employee incentives, compared to the six months ended June 30, 2016.

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

The Company reviews its current tax positions at least quarterly based on the accounting standards related to uncertainty in income taxes which includes the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

The Company has reviewed all of its tax positions as of June 30, 2017, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets decreased $6,406,000, or 0.81%, to a balance of $781,566,000 at June 30, 2017, from the balance of $787,972,000 at December 31, 2016, and increased $37,496,000, or 5.04%, from the balance of $744,070,000 at June 30, 2016. Total deposits of $666,311,000 at June 30, 2017, decreased $10,318,000, or 1.52%, from the balance reported at December 31, 2016, and increased $29,362,000, or 4.61%, from the balance of $636,949,000 reported at June 30, 2016. Cash and cash equivalents decreased $3,524,000, or 3.12%, between December 31, 2016 and June 30, 2017; net loans decreased $2,776,000, or 0.49%, to a balance of $559,156,000; and investment securities decreased $4,030,000, or 7.01%, during the first six months of 2017.

Earning assets averaged approximately $719,372,000 during the six months ended June 30, 2017, as compared to $665,156,000 for the same period in 2016. Average interest-bearing liabilities increased to $411,800,000 for the six months ended June 30, 2017, from $374,308,000 reported for the comparative period of 2016.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $567,240,000 at June 30, 2017, a decrease of $2,519,000, or 0.44%, when compared to the balance of $569,759,000 at December 31, 2016, and an increase of $10,031,000, or 1.80%, when compared to the balance of $557,209,000 reported at June 30, 2016. Loans on average increased $49,760,000, or 9.75%, between the six months ended June 30, 2016 and June 30, 2017, with loans averaging $560,282,000 for the six months ended June 30, 2017, as compared to $510,522,000 for the same period of 2016.

Loans decreased $2,519,000 between December 31, 2016 and June 30, 2017, and increased $10,031,000 between June 30, 2016 and June 30, 2017. During the six months ended June 30, 2017, the Company experienced increases in commercial real estate, agriculture, and consumer loans compared to the same period ended June 30, 2016. Commercial and industrial loans increased $3,466,000 between December 31, 2016 and June 30, 2017 and decreased $7,011,000 between June 30, 2016 and June 30, 2017. Installment loans increased $4,384,000 during the same period due to growth in the student loan portfolio. Included in installment loans are $42,983,000 in student loans made to medical and pharmacy school students. Repayment on student loans is deferred until 6 months after graduation. Accrued interest on loans that have not entered repayment status totaled $3,131,000 at June 30, 2017. Real estate mortgage loans decreased $5,945,000, or 2.06%, between December 31, 2016 and June 30, 2017, and decreased $1,299,000 between June 30, 2016 and June 30, 2017. Agricultural loans increased $1,514,000, or 2.66%, between December 31, 2016 and June 30, 2017 and increased $11,669,000 between June 30, 2016 and June 30, 2017.  Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 35.68%, 35.14%, and 32.57%, of the total loan portfolio at June 30, 2017, December 31, 2016, and June 30, 2016, respectively. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $79,319,000, or 13.98%, of the portfolio at June 30, 2017, $87,388,000, or 15.34% of the portfolio at December 31, 2016, and $101,300,000 or 18.18% of the portfolio at June 30, 2016. The Company held no loan participation purchases at June 30, 2016, December 31, 2016 or June 30, 2017. Loan participations sold decreased from $7,632,000, or 1.37%, of the portfolio at June 30, 2016, to $7,548,000, or 1.3% of the portfolio, at December 31, 2016, and increased to $9,712,000, or 1.7% of the portfolio, at June 30, 2017.

The following table sets forth the amounts of loans outstanding by category at June 30, 2017 and December 31, 2016, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2017		December 31, 2016
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$52,471	9.3%	$49,005	8.6%	$3,466	7.07%
Real estate – mortgage	282,255	49.7%	288,200	50.6%	(5,945)	(2.06)%
RE construction & development	124,749	22.0%	130,687	22.9%	(5,938)	-4.54%
Agricultural	58,432	10.3%	56,918	10.0%	1,514	2.66%
Installment/other	49,333	8.7%	44,949	7.9%	4,384	9.75%
Total Gross Loans	$567,240	100.0%	$569,759	100.0%	$(2,519)	-0.44%

Deposits

Total deposits totaled $666,311,000 at June 30, 2017, representing a decrease of $10,318,000, or 1.52%, from the balance of $676,629,000 reported at December 31, 2016, and an increase of $29,362,000, or 4.61%, from the balance of $636,949,000 reported at June 30, 2016.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2017 and December 31, 2016, and the net change between the two periods presented.

Table 6. Deposits

(in 000's)	June 30, 2017	December 31, 2016	Net Change	Percentage Change
Noninterest bearing deposits	$287,003	$262,697	$24,306	9.25%
Interest bearing deposits:
NOW and money market accounts	230,981	235,873	(4,892)	-2.07%
Savings accounts	80,539	75,068	5,471	7.29%
Time deposits:
Under $250,000	55,854	87,419	(31,565)	-36.11%
$250,000 and over	11,934	15,572	(3,638)	-23.36%
Total interest bearing deposits	379,308	413,932	(34,624)	-8.36%
Total deposits	$666,311	$676,629	$(10,318)	-1.52%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $287,003,000 and $379,308,000 at June 30, 2017, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits decreased $34,624,000, or 8.36%, between December 31, 2016 and June 30, 2017, and noninterest bearing deposits increased $24,306,000, or 9.25%, between the same two periods presented. Included in the decrease of $34,624,000 in interest bearing deposits during the six months ended June 30, 2017, are decreases of $35,203,000 in time deposits and $4,892,000 in NOW and money market accounts, offset by increases of $5,471,000 in savings accounts. The decrease in time deposits is attributed to the maturities of $17,285,000 in brokered deposits and $18,413,000 in out-of-market time deposits.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 96.56% and 90.82% of the total deposit portfolio at June 30, 2017 and December 31, 2016, respectively. Brokered deposits totaled $11,006,000 at June 30, 2017, as compared to $28,132,000 at December 31, 2016, and $12,146,000 at June 30, 2016. Brokered deposits were 1.65% and 4.16% of total deposits at June 30, 2017 and December 31, 2016, respectively.

On a year-to-date average, the Company experienced an increase of $42,592,000, or 6.74%, in total deposits between the six months ended June 30, 2017 and June 30, 2016. Between these two periods, average interest bearing deposits increased $36,614,000, or 10.00%, and total noninterest-bearing deposits increased $5,978,000, or 2.25%, on a year-to-date average basis.

Short-Term Borrowings

At June 30, 2017, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $310,343,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $1,745,000. At June 30, 2017, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB"), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2017 and June 30, 2016, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $323,162,000, collateralized FHLB lines of credit totaling $2,037,000, an uncollateralized line of credit with PCBB of $10,000,000, and an uncollateralized line of credit with Zions Bank of $20,000,000 at December 31, 2016.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At June 30, 2017, impaired and classified loans totaled $29,050,000, or 5.3%, of gross loans as compared to $29,838,000, or 5.2%, of gross loans at December 31, 2016.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2017 and December 31, 2016, as well as classified loans at those period-ends.

(in 000's)	June 30, 2017	December 31, 2016
Specific allowance – impaired loans	$1,945	$1,360
Formula allowance – classified loans not impaired	1,184	1,226
Formula allowance – special mention loans	382	248
Total allowance for special mention and classified loans	3,511	2,834

Formula allowance for pass loans	4,718	5,371
Unallocated allowance	778	697
Total allowance for loan losses	$9,007	$8,902

Impaired loans	16,024	16,179
Classified loans not considered impaired	13,026	13,659
Total classified loans / impaired loans	$29,050	$29,838
Special mention loans not considered impaired	$14,531	$5,515

Impaired loans decreased $155,000 between December 31, 2016 and June 30, 2017 and the specific allowance related to impaired loans increased $585,000 between December 31, 2016 and June 30, 2017 due to the addition of a new highly reserved impaired Ag loan in the period. The decrease in impaired loans is primarily due to a decrease in troubled debt restructures. The formula allowance related to classified and special mention unimpaired loans increased by $92,000 between December 31, 2016 and June 30, 2017. The unallocated allowance increased from $697,000 at December 31, 2016 to $778,000 at June 30, 2017. The increase in unallocated allowance is the result of declining historical loss factors, offset by a decrease in the outstanding loan portfolio. While economic conditions have improved and there has been a corresponding reduction in required loss reserves, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans that is not reflected in the Company's ALLL methodology is reasonable and appropriate. Further, the level of unallocated reserve is within the Company's policy limits. The level of “pass” loans decreased approximately $9,766,000 between December 31, 2016 and June 30, 2017. The related formula allowance decreased $653,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to June 30, 2017, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005, as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At June 30, 2017, included in impaired loans, were troubled debt restructures totaling $11,958,000. Nonaccrual loans, totaling $5,487,000, were included in that balance. The remaining troubled debt restructures, totaling $6,472,000, were current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 27.12% and 23.36% of total impaired loan balances at June 30, 2017. Of the $4,346,000 in commercial and industrial impaired loans reported at June 30, 2017, two loans, with a total recorded investment of $351,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2017, approximately $10,972,000, or 68.5%, are secured by real estate.

The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2017 and December 31, 2016.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	June 30, 2017	June 30, 2017	December 31, 2016	December 31, 2016
Commercial and industrial	$4,346	$711	$5,009	$757
Real estate – mortgage	3,744	441	3,931	603
RE construction & development	6,878	—	6,274	—
Agricultural	1,056	793	—	—
Installment/other	—	—	965	—
Total Impaired Loans	$16,024	$1,945	$16,179	$1,360

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2017, approximately $3,635,000 of the total $11,958,000 in TDRs was comprised of real estate mortgages. An additional $6,868,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans and impaired installment loans at December 31, 2016 and June 30, 2017, due to the Company securing collateral on those loans.

Total troubled debt restructurings decreased 3.64% between June 30, 2017 and December 31, 2016. Nonaccrual TDRs decreased by 24.48% while accruing TDRs increased by 25.77% over the same period. Total residential mortgages and real estate construction TDRs increased slightly to 4.10%. Many of these credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2017 and December 31, 2016.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	June 30, 2017	June 30, 2017	June 30, 2017
Commercial and industrial	$1,055	$539	$516
Real estate - mortgage:
Commercial real estate	1,062	473	589
Residential mortgages	2,573	—	2,573
Home equity loans	—	—	—
Total real estate mortgage	3,635	473	3,162
RE construction & development	6,868	4,474	2,394
Agricultural	400	—	400
Installment/other	—	—	—
Total Troubled Debt Restructurings	$11,958	$5,486	$6,472

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2016	December 31, 2016	December 31, 2016
Commercial and industrial	$1,356	$565	$791
Real estate - mortgage:
Commercial real estate	1,454	1,126	328
Residential mortgages	2,368	—	2,368
Home equity loans	—	—	—
Total real estate mortgage	3,822	1,126	2,696
RE construction & development	6,267	4,608	1,659
Agricultural	—	—	—
Installment/other	965	965	—
Total Troubled Debt Restructurings	$12,410	$7,264	$5,146

Of the $11,958,000 in total TDRs at June 30, 2017, $5,486,000 were on nonaccrual status at period-end. Of the $12,410,000 in total TDRs at December 31, 2016, $7,264,000 were on nonaccrual status at period-end. As of June 30, 2017, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 7. Nonperforming Assets

(in 000's)	June 30, 2017	December 31, 2016
Nonaccrual Loans (1)	$5,508	$7,264
Restructured Loans	6,471	5,146
Loans past due 90 days or more, still accruing	87	—
Total nonperforming loans	12,066	12,410
Other real estate owned	5,745	6,471
Total nonperforming assets	$17,811	$18,881

Nonperforming loans to total gross loans	2.13%	2.18%
Nonperforming assets to total assets	2.28%	2.40%
Allowance for loan losses to nonperforming loans	74.65%	71.73%

(1)	Included in nonaccrual loans at June 30, 2017 and December 31, 2016 are restructured loans totaling $5,487,000 and $7,264,000, respectively.

Non-performing loans decreased $344,000 between December 31, 2016 and June 30, 2017. Nonaccrual loans decreased $1,756,000 between December 31, 2016 and June 30, 2017, with real estate mortgage and real estate construction loans comprising approximately 89.81% of total nonaccrual loans at June 30, 2017. The reduction in nonaccrual loans is primarily attributed to a payoff of a $965,000 loan and the migration of a $589,000 loan to accrual. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 71.73% at December 31, 2016 to 74.65% at June 30, 2017.

(in 000's)	Balance	Balance	Change from
Nonaccrual Loans:	June 30, 2017	December 31, 2016	December 31, 2016
Commercial and industrial	$561	$565	$(4)
Real estate - mortgage	473	1,126	(653)
RE construction & development	4,474	4,608	(134)
Agricultural	—	—	—
Installment/other	—	965	(965)
Total Nonaccrual Loans	$5,508	$7,264	$(1,756)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at June 30, 2017 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased$1,070,000 from a balance of $18,881,000 at December 31, 2016 to a balance of $17,811,000 at June 30, 2017, but remained relatively high compared to peers during the six months ended June 30, 2017. Nonaccrual loans, totaling $5,508,000 at June 30, 2017, decreased $1,756,000 from the balance of $7,264,000 reported at December 31, 2016. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased$155,000 during the six months ended June 30, 2017 to a balance of $16,024,000 at June 30, 2017. Other real estate owned through foreclosure remained at $5,745,000 for the periods ended June 30, 2017 and December 31, 2016. Nonperforming assets as a percentage of total assets decreased from 2.40% at December 31, 2016 to 2.28% at June 30, 2017.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	June 30, 2017	December 31, 2016	June 30, 2016
Recovery of provision for credit losses year-to-date	$(31)	$(21)	$(10)
Allowance as % of nonperforming loans	74.65%	71.73%	47.72%

Nonperforming loans as % total loans	2.13%	2.18%	3.35%
Restructured loans as % total loans	2.11%	2.18%	3.27%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loan balances are comprised of 31 loans totaling $11,958,000 at June 30, 2017, compared to 28 loans totaling $12,410,000 at December 31, 2016.

The following table summarizes special mention loans by type at June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016
Commercial and industrial	$3,150	$4,416
Real estate - mortgage:
Commercial real estate	9,208	621
Residential mortgages	—	—
Home equity loans	—	—
Total real estate mortgage	9,208	621
RE construction & development	1,932	928
Agricultural	1,024	—
Installment/other	—	—
Total Special Mention Loans	$15,314	$5,965

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the six months ended June 30, 2017 and June 30, 2016.

Table 8. Allowance for Credit Losses - Summary of Activity

(in 000's)	June 30, 2017	June 30, 2016
Total loans outstanding at end of period before deducting allowances for credit losses	$568,163	$558,668
Average loans outstanding during period	560,282	510,522

Balance of allowance at beginning of period	8,902	9,713
Loans charged off:
Real estate	(2)	(22)
Commercial and industrial	(105)	(842)
Installment and other	(10)	(16)
Total loans charged off	(117)	(880)
Recoveries of loans previously charged off:
Real estate	14	43
Commercial and industrial	185	38
Installment and other	54	5
Total loan recoveries	253	86
Net loans recovered	136	(794)

Provision (recovery of provision) charged to operating expense	(31)	(10)
Balance of allowance for credit losses at end of period	$9,007	$8,909

Net loan recoveries to total average loans (annualized)	(0.05)%	0.31%
Net loan recoveries to loans at end of period (annualized)	(0.05)%	0.19%
Allowance for credit losses to total loans at end of period	1.59%	1.59%
Net loan recoveries to allowance for credit losses (annualized)	(3.02)%	35.65%
Provision for credit losses to net recoveries (annualized)	(45.59)%	5.04%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2017, the recovery of provision for the allowance for credit losses was $31,000 as compared to a recovery of provision of $10,000 for the six months ended June 30, 2016.

Net recoveries during the six months ended June 30, 2017 totaled $136,000 as compared to net charge-offs of $794,000 for the six months ended June 30, 2016. The Company charged-off, or had partial charge-offs on, 3 loans during the six months ended June 30, 2017, as compared to 10 loans during the same period ended June 30, 2016, and 13 loans during the year ended December 31, 2016. The annualized percentage net recoveries to average loans were 0.05% for the six months ended June 30, 2017 and 0.15% for the year ended December 31, 2016, as compared to net charge-offs of 0.31% for the six months ended June 30, 2016. The Company's net loans increased from $558,668,000 at June 30, 2016 to $568,163,000 at June 30, 2017.

The allowance at June 30, 2017 was 1.59% of outstanding loan balances at June 30, 2017, as compared to 1.56% at December 31, 2016, and 1.59% at June 30, 2016. The increase in the allowance as a percentage of outstanding loan balances between December 31, 2016 and June 30, 2017 is primarily attributed to increases in specific reserves due to newly impaired loans.

At June 30, 2017 and June 30, 2016, $376,000 and $314,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 1.59% credit loss allowance at June 30, 2017 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At June 30, 2017, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2017, the loan portfolio totaled 72.70% of total assets and the loan to deposit ratio was 83.92%, compared to 72.44% and 83.05%, respectively, at December 31, 2016. Liquid assets at June 30, 2017, included cash and cash equivalents totaling $109,508,000 as compared to $113,032,000 at December 31, 2016. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $312,088,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at June 30, 2017.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the six months ended June 30, 2017, the Company has received $961,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2015	$125,751
June 30, 2016	$94,564
December 31, 2016	$113,032
June 30, 2017	$109,508

Cash and cash equivalents decreased $3,524,000 during the six months ended June 30, 2017, compared to a decrease of $31,187,000 during the six months ended June 30, 2016.

The Company had a net cash inflow from operating activities of $2,250,000 for the six months ended June 30, 2017 and a cash inflow from operations totaling $3,009,000 for the period ended June 30, 2016. The Company experienced net cash inflows from investing activities of $5,384,000 related to principal payments on available-for-sale securities of $4,112,000 and proceeds from the sale of OREO of $1,062,000 during the six months ended June 30, 2017. For the six months ended June 30, 2016, the Company experienced net cash outflows from investing activities of $49,340,000 due an increase of $38,919,000 in loan balances and purchases of $14,940,000 in available-for-sale securities.

During the six months ended June 30, 2017, the Company experienced net cash outflows from financing activities totaling $11,158,000, primarily as the result of decreases of $35,203,000 in time deposits and purchased brokered deposits, offset by increases of $24,306,000 in demand deposits. For the six months ended June 30, 2016, the Company experienced net cash inflows of $15,144,000 from financing activities due to increases in demand deposit accounts and savings accounts.

The Company has the ability to increase or decrease loan growth, increase or decrease deposits and borrowings, or a combination of both to manage balance sheet liquidity.

Regulatory Matters

Termination of Regulatory Agreements

Effective April 12, 2017, the Federal Reserve Bank of San Francisco (the “Reserve Bank”) terminated the informal supervisory agreement with the Company (the “Agreement”) that required, among other things, that the Company obtain prior regulatory approval to accept dividends from the Bank, to pay dividends to its shareholders, or to pay interest on the Company’s junior subordinated debt. The Agreement had replaced a previous formal supervisory agreement with the Reserve Bank effective November 19, 2014.
Effective October 19, 2016, the California Department of Business Oversight (the “DBO”) terminated the informal memorandum of understanding (“MOU”) the Bank had entered into on September 24, 2013, replacing a previous formal order. The MOU required the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0% and also required the DBO’s approval for the Bank to pay a dividend to the Company.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.5% and 13.0% at June 30, 2017 and 2016, respectively.

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2017, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Ratio at June 30, 2017	Ratio at December 31, 2016	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	17.40%	17.26%	8.00%	N/A
Bank	17.42%	17.19%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	16.15%	16.01%	6.00%	N/A
Bank	16.17%	15.94%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	14.75%	14.68%	4.50%	N/A
Bank	16.17%	15.94%	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	13.13%	12.97%	4.00%	N/A
Bank	13.33%	12.99%	4.00%	5.00%

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
As of June 30, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Company. This amount represents 3% of total shareholders' equity of $99,521,000 at June 30, 2017. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the three months ended June 30, 2017, the Company did not repurchase any of the shares available.

During the six month period ended June 30, 2017, the Bank paid $961,000 in cash dividends to the Company which funded the Company’s operating costs and payments of interest on its junior subordinated debt, all of which were approved by the Reserve Bank and the DBO, as applicable.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in the California Financial Code, as administered by the Commissioner of the DBO (“Commissioner”). As applicable to the Bank, the Financial Code provides that the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to the Company during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholder's equity of the Bank is not adequate or that the declaration of a dividend would be unsafe or unsound, the Commissioner may order the Bank not to pay any dividend. The Reserve Bank may also limit dividends paid by the Bank.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At June 30, 2017, the Bank was not subject to a reserve requirement.

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

As of June 30, 2017, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended June 30, 2017.

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

United Security Bancshares

Date:	August 3, 2017	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer