Form 10-Q
period 2017-09-30
UNITED SECURITY BANCSHARES
filed 2017-11-02
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2017: 16,885,615

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2017 and December 31, 2016

(in thousands except shares)	September 30, 2017	December 31, 2016
Assets
Cash and non-interest bearing deposits in other banks	$22,688	$25,781
Cash and due from Federal Reserve Bank	137,204	87,251
Cash and cash equivalents	159,892	113,032
Interest-bearing deposits in other banks	654	650
Investment securities available for sale (at fair value)	48,356	57,491
Loans	582,384	569,759
Unearned fees and unamortized loan origination costs, net	1,217	1,075
Allowance for credit losses	(9,158)	(8,902)
Net loans	574,443	561,932
Accrued interest receivable	5,846	3,895
Premises and equipment – net	10,469	10,445
Other real estate owned	5,745	6,471
Goodwill	4,488	4,488
Cash surrender value of life insurance	19,447	19,047
Investment in limited partnerships	1,715	757
Deferred tax assets - net	3,423	3,298
Other assets	9,029	6,466
Total assets	$843,507	$787,972

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$315,877	$262,697
Interest bearing	409,421	413,932
Total deposits	725,298	676,629

Accrued interest payable	41	76
Accounts payable and other liabilities	7,526	5,781
Junior subordinated debentures (at fair value)	9,534	8,832
Total liabilities	742,399	691,318

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 16,885,615 issued and outstanding at September 30, 2017, and 16,705,594 at December 31, 2016	57,861	56,557
Retained earnings	43,615	40,701
Accumulated other comprehensive loss	(368)	(604)
Total shareholders' equity	101,108	96,654
Total liabilities and shareholders' equity	$843,507	$787,972

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands except shares and EPS)	2017	2016	2017	2016
Interest Income:
Loans, including fees	$7,978	$7,435	$22,782	$20,722
Investment securities – AFS – taxable	238	244	691	618
Interest on deposits in FRB	375	72	858	348
Interest on deposits in other banks	1	2	4	6
Total interest income	8,592	7,753	24,335	21,694
Interest Expense:
Interest on deposits	355	289	1,055	837
Interest on other borrowings	80	60	223	176
Total interest expense	435	349	1,278	1,013
Net Interest Income	8,157	7,404	23,057	20,681
Provision (Recovery of Provision) for Credit Losses	7	4	(24)	(7)
Net Interest Income after Provision (Recovery of Provision) for Credit Losses	8,150	7,400	23,081	20,688
Noninterest Income:
Customer service fees	959	924	2,897	2,867
Increase in cash surrender value of bank-owned life insurance	134	131	400	394
(Loss) gain on fair value of financial liability	(88)	(423)	(688)	48
Gain on sale of investment in limited partnership	3	—	3	—
Other	168	154	539	464
Total noninterest income	1,176	786	3,151	3,773
Noninterest Expense:
Salaries and employee benefits	2,578	2,533	8,149	7,592
Occupancy expense	1,087	1,097	3,144	3,212
Data processing	29	23	81	108
Professional fees	312	327	912	1,116
Regulatory assessments	43	131	313	632
Director fees	72	75	215	218
(Gain) loss on California tax credit partnership	(1)	49	118	122
Net cost (gain) on operation and sale of OREO	21	39	(257)	216
Other	605	590	1,868	1,772
Total noninterest expense	4,746	4,864	14,543	14,988
Income Before Provision for Taxes	4,580	3,322	11,689	9,473
Provision for Taxes on Income	1,840	1,282	4,685	3,643
Net Income	$2,740	$2,040	$7,004	$5,830

Net Income per common share
Basic	$0.16	$0.12	$0.41	$0.35
Diluted	$0.16	$0.12	$0.41	$0.35
Shares on which net income per common shares were based
Basic	16,885,615	16,881,422	16,885,578	16,880,835
Diluted	16,907,267	16,891,066	16,904,063	16,887,078

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net Income	$2,740	$2,040	$7,004	$5,830

Unrealized holdings (loss) gain on securities	—	(190)	355	118
Unrealized gains on unrecognized post-retirement costs	13	13	39	37
Other comprehensive income (loss), before tax	13	(177)	394	155
Tax benefit (expense) related to securities	—	76	(142)	(47)
Tax expense related to unrecognized post-retirement costs	(5)	(6)	(16)	(16)
Total other comprehensive income (loss)	8	(107)	236	92
Comprehensive Income	$2,748	$1,933	$7,240	$5,922

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2015*	16,051,406	$52,572	$37,265	$(202)	$89,635
*Excludes 15,019 unvested restricted shares

Other comprehensive income				92	92
Common stock dividends	486,316	2,705	(2,705)		—
Stock options exercised	2,463	6			6
Stock-based compensation expense		22			22
Net income			5,830		5,830
Balance September 30, 2016*	16,540,185	$55,305	$40,390	$(110)	$95,585
*Excludes 12,015 unvested restricted shares

Other comprehensive loss				(494)	(494)
Common stock dividends	165,409	1,244	(1,244)		—
Stock-based compensation expense		8			8
Net income			1,555		1,555
Balance December 31, 2016*	16,705,594	$56,557	$40,701	$(604)	$96,654
*Excludes 12,015 unvested restricted shares

Other comprehensive income				236	236
Cash dividends on common stock ($0.17 per share)			(2,870)		(2,870)
Common stock dividends	167,082	1,220	(1,220)		—
Stock options exercised	2,514	6			6
Restricted stock units released	10,425				—
Stock-based compensation expense		78			78
Net income			7,004		7,004
Balance September 30, 2017*	16,885,615	$57,861	$43,615	$(368)	$101,108
*Excludes 9,011 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2017	2016
Cash Flows From Operating Activities:
Net Income	$7,004	$5,830
Adjustments to reconcile net income:to cash provided by operating activities:
Recovery of provision for credit losses	(24)	(7)
Depreciation and amortization	996	1,091
Amortization of investment securities	406	335
Accretion of investment securities	(6)	(25)
Increase in accrued interest receivable	(1,951)	(1,361)
(Decrease) increase in accrued interest payable	(35)	10
Increase (decrease) in accounts payable and accrued liabilities	282	(487)
Increase in unearned fees and unamortized loan origination costs, net	(142)	(994)
(Increase) decrease in income taxes receivable	(734)	2,512
Stock-based compensation expense	78	22
(Benefit) provision for deferred income taxes	(283)	20
Gain on sale of other real estate owned	(336)	(53)
Increase in cash surrender value of bank-owned life insurance	(400)	(394)
Loss (gain) on fair value option of financial liabilities	688	(48)
Loss on tax credit limited partnership interest	118	122
Net increase in other assets	(1,001)	(548)
Net cash provided by operating activities	4,660	6,025

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(4)	(6)
Purchase of correspondent bank stock	(495)	(101)
Purchases of available-for-sale securities	—	(34,987)
Maturities of available-for-sale securities	3,000	2,600
Principal payments of available-for-sale securities	6,091	2,700
Net increase in loans	(12,346)	(41,303)
Cash proceeds from sales of other real estate owned	1,062	2,800
Payoff of senior liens on other real estate owned	—	(705)
(Investment in) distribution from limited partnership	(1,075)	2
Capital expenditures of premises and equipment	(1,020)	(516)
Net cash used in investing activities	(4,787)	(69,516)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	85,653	38,068
Net (decrease) increase in time deposits	(36,984)	11,413
Proceeds from exercise of stock options	6	6
Dividends on common stock	(1,688)	—
Net cash provided by financing activities	46,987	49,487

Net increase (decrease) in cash and cash equivalents	46,860	(14,004)
Cash and cash equivalents at beginning of period	113,032	125,751
Cash and cash equivalents at end of period	$159,892	$111,747

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

Recently Issued Accounting Standards:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. Multiple ASUs and interpretative guidance have been issued in connection with ASU 2014-09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has begun their process to implement this new standard by reviewing all revenue sources to determine the sources that are in scope for this guidance. As a bank, key revenue sources, such as interest income have been identified as out of scope of this new guidance. The Company does not expect the application of this ASU to have a material impact on the consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The FASB is issuing this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has established a project team for the implementation of this new standard. The team has started by working with a vendor to put a new Allowance for Loan Loss software in place and is collecting additional historical data to estimate the impact of this standard. An estimate of the impact of this standard has not yet been determined, however, the impact on the Company's consolidated financial statements is expected to be significant.

As of January 1, 2017, the Company adopted the Financial Accounting Standards Board's (FASB) Accounting Standard Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, seeks to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As required by ASU 2016-09, all adjustments are reflected as of the beginning of the fiscal year, January 1, 2016. By applying this ASU, the Company no longer adjusts common stock for the tax impact of shares released, instead the tax impact is recognized as tax expense in the period the shares are released. This simplifies the tracking of the excess tax benefits and deficiencies, but could cause volatility in tax expense for the periods presented. The statement of cash flows has been adjusted to reflect the provisions of this ASU. The application of this ASU did not have a material impact on the consolidated financial statements.

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2017 and December 31, 2016:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
September 30, 2017
Securities available for sale:
U.S. Government agencies	$20,676	$338	$(44)	$20,970
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	23,693	70	(160)	23,603
Mutual Funds	4,000	—	(217)	3,783
Total securities available for sale	$48,369	$408	$(421)	$48,356

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2016
Securities available for sale:
U.S. Government agencies	$22,992	$280	$(69)	$23,203
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,867	107	(402)	30,572
Mutual Funds	4,000	—	(284)	3,716
Total securities available for sale	$57,859	$387	$(755)	$57,491

The amortized cost and fair value of securities available for sale at September 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	September 30, 2017
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$4,000	$3,783
Due after one year through five years	—	—
Due after five years through ten years	716	728
Due after ten years	19,960	20,242
Collateralized mortgage obligations	23,693	23,603
	$48,369	$48,356

There were no realized gains or losses on sales of available-for-sale securities for the three and nine month periods ended September 30, 2017 and September 30, 2016. There were no other-than-temporary impairment losses for the three and nine month periods ended September 30, 2017 and September 30, 2016.

At September 30, 2017, available-for-sale securities with an amortized cost of approximately $36,896,960 (fair value of $36,955,121) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at September 30, 2017 or December 31, 2016.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$1,768	$(4)	7,132	(40)	$8,900	$(44)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	9,363	(25)	12,245	(135)	21,608	(160)
Mutual Funds	—	—	3,783	(217)	3,783	(217)
Total impaired securities	$11,131	$(29)	$23,160	$(392)	$34,291	$(421)

December 31, 2016
Securities available for sale:
U.S. Government agencies	$12,281	$(69)	$—	$—	$12,281	$(69)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,904	(402)	—	—	25,904	(402)
Mutual Funds	—	—	3,716	(284)	3,716	(284)
Total impaired securities	$38,185	$(471)	$3,716	$(284)	$41,901	$(755)

Temporarily impaired securities at September 30, 2017, were comprised of one mutual fund, three U.S. government agency securities, and ten U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At September 30, 2017, the decline in fair value of the impaired mutual fund, the three U.S. government agency securities, and the ten U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

3.	Loans

Loans are comprised of the following:

(in 000's)	September 30, 2017	December 31, 2016
Commercial and Business Loans	$45,937	$47,464
Government Program Loans	1,014	1,541
Total Commercial and Industrial	46,951	49,005
Real Estate – Mortgage:
Commercial Real Estate	199,668	200,213
Residential Mortgages	90,284	87,388
Home Improvement and Home Equity loans	510	599
Total Real Estate Mortgage	290,462	288,200
Real Estate Construction and Development	128,883	130,687
Agricultural	58,505	56,918
Installment and Student Loans	57,583	44,949
Total Loans	$582,384	$569,759

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 8.1% of total loans at September 30, 2017 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 49.9% of total loans at September 30, 2017, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 22.1% of total loans at September 30, 2017, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 10.0% of total loans at September 30, 2017 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment and student loans represent 9.9% of total loans at September 30, 2017 and generally consist of student loans, loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items. Included in installment loans are $51,185,000 in student loans made to medical and pharmacy school students. Repayment on student loans is deferred until 6 months after graduation. Accrued interest on loans that have not entered repayment status totaled $3,769,000 at September 30, 2017.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2017 and December 31, 2016, these financial instruments include commitments to extend credit of $107,580,000 and $120,485,000, respectively, and standby letters of credit of $2,058,000 and $1,201,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at September 30, 2017 (in 000's):

September 30, 2017	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$249	$—	$22	$271	$45,666	$45,937	$—
Government Program Loans	—	—	—	—	1,014	1,014	—
Total Commercial and Industrial	249	—	22	271	46,680	46,951	—
Commercial Real Estate Loans	—	—	—	—	199,668	199,668	—
Residential Mortgages	—	—	—	—	90,284	90,284	—
Home Improvement and Home Equity Loans	—	14	—	14	496	510	—
Total Real Estate Mortgage	—	14	—	14	290,448	290,462	—

Real Estate Construction and Development Loans	—	360	—	360	128,523	128,883	—
Agricultural Loans	—	—	—	—	58,505	58,505	—
Consumer Loans	—	—	—	—	57,313	57,313	—
Overdraft Protection Lines	—	—	—	—	40	40	—
Overdrafts	—	—	—	—	230	230	—
Total Installment	—	—	—	—	57,583	57,583	—
Total Loans	$249	$374	$22	$645	$581,739	$582,384	$—

The following is a summary of delinquent loans at December 31, 2016 (in 000's):

December 31, 2016	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$432	$—	$432	$48,009	$48,441	$—
Government Program Loans	—	—	290	290	1,251	1,541	—
Total Commercial and Industrial	—	432	290	722	49,260	49,982	—
Commercial Real Estate Loans	—	—	—	—	199,810	199,810	—
Residential Mortgages	—	—	—	—	87,388	87,388	—
Home Improvement and Home Equity Loans	—	—	—	—	599	599	—
Total Real Estate Mortgage	—	—	—	—	287,797	287,797	—
Real Estate Construction and Development Loans	166	—	1,250	1,416	128,697	130,113	1,250
Agricultural Loans	—	—	—	—	56,918	56,918	—
Consumer Loans	—	—	965	965	43,785	44,750	—
Overdraft Protection Lines	—	—	—	—	48	48	—
Overdrafts	—	—	—	—	151	151	—
Total Installment	—	—	965	965	43,984	44,949	—
Total Loans	$166	$432	$2,505	$3,103	$566,656	$569,759	$1,250

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

Nonaccrual loans totaled $5,145,000 and $7,264,000 at September 30, 2017 and December 31, 2016, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2017 or December 31, 2016.

The following is a summary of nonaccrual loan balances at September 30, 2017 and December 31, 2016 (in 000's).

	September 30, 2017	December 31, 2016
Commercial and Business Loans	$271	$275
Government Program Loans	—	290
Total Commercial and Industrial	271	565

Commercial Real Estate Loans	466	1,126
Residential Mortgages	—	—
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	466	1,126

Real Estate Construction and Development Loans	4,408	4,608
Agricultural Loans	—	—

Consumer Loans	—	965
Overdraft Protection Lines	—	—
Overdrafts	—	—
Total Installment	—	965
Total Loans	$5,145	$7,264

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

The following is a summary of impaired loans at September 30, 2017 (in 000's).

September 30, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$3,590	$543	$3,061	$3,604	$567	$3,965	$63
Government Program Loans	83	54	29	83	4	275	36
Total Commercial and Industrial	3,673	597	3,090	3,687	571	4,240	99

Commercial Real Estate Loans	1,147	—	1,151	1,151	221	1,102	10
Residential Mortgages	2,783	512	2,281	2,793	206	2,643	150
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	3,930	512	3,432	3,944	427	3,745	160

Real Estate Construction and Development Loans	6,797	6,816	—	6,816	—	6,889	415
Agricultural Loans	887	1	890	891	743	1,170	64

Consumer Loans	—	—	—	—	—	322	—
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	—	—	—	—	—	322	—
Total Impaired Loans	$15,287	$7,926	$7,412	$15,338	$1,741	$16,366	$738

(1) The recorded investment in loans includes accrued interest receivable of $51,000.
(2) Information is based on the nine month period ended September 30, 2017.

The following is a summary of impaired loans at December 31, 2016 (in 000's).

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,635	$495	$4,158	$4,653	$757	$5,050	$302
Government Program Loans	356	356	—	356	—	372	20
Total Commercial and Industrial	4,991	851	4,158	5,009	757	5,422	322

Commercial Real Estate Loans	1,454	—	1,456	1,456	450	1,503	89
Residential Mortgages	2,467	526	1,949	2,475	153	2,874	138
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	3,921	526	3,405	3,931	603	4,377	227

Real Estate Construction and Development Loans	6,267	6,274	—	6,274	—	8,794	361
Agricultural Loans	—	—	—	—	—	5	8

Consumer Loans	965	965	—	965	—	968	35
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	965	965	—	965	—	968	35
Total Impaired Loans	$16,144	$8,616	$7,563	$16,179	$1,360	$19,566	$953

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

The average recorded investment in impaired loans for the quarters ended September 30, 2017 and 2016 was $15,681,000 and $19,397,000, respectively. Interest income recognized on impaired loans for the quarters ended September 30, 2017 and 2016 was approximately $192,000 and $34,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $70,000 and $126,000 for the quarters ended September 30, 2017 and 2016, respectively.

The average recorded investment in impaired loans for the nine months ended September 30, 2017 and 2016 was $16,366,000 and $21,440,000, respectively. Interest income recognized on impaired loans for the nine months ended September 30, 2017 and 2016 was approximately $738,000 and $741,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $260,000 and $362,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

The following tables illustrates TDR activity for the periods indicated:

Three Months Ended September 30, 2017
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	1	167	167	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	1	587	587	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	2	$754	$754	—	$—

	Nine Months Ended September 30, 2017
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$69	$69	—	$—
Government Program Loans	1	178	178	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	2	404	404	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	1	790	790	—	—
Agricultural Loans	2	1,437	1,437	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	7	$2,878	$2,878	—	$—

Three Months Ended September 30, 2016
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	—	$—	$—	—	$—

Nine Months Ended September 30, 2016
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	4	$1,021	$749	—	$—
Government Program Loans	1	100	100	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	5	$1,121	$849	—	$—

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2017, the Company had 29 restructured loans totaling $12,150,000 as compared to 28 restructured loans totaling $12,410,000 at December 31, 2016.

The following tables summarize TDR activity by loan category for the quarters ended September 30, 2017 and September 30, 2016.

Three Months Ended September 30, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,055	$1,062	$2,573	$—	$6,868	$400	$—	$11,958

Defaults	—	—	—	—	—	—	—	—
Additions	—	—	167	—	—	587	—	754
					—
Principal (reductions) additions	(425)	85	(52)	—	(70)	(100)	—	(562)

Ending balance	$630	$1,147	$2,688	$—	$6,798	$887	$—	$12,150

Allowance for loan loss	$15	$221	$206	$—	$—	$743	$—	$1,185

Three Months Ended September 30, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,236	$1,510	$2,400	$—	$12,100	$6	$965	$18,217

Defaults	—	—	—	—	—	—	—	—
Additions	—	—	—	—	—	—	—	—
					—
Principal reductions	10	(25)	(15)	—	(6,991)	(5)	—	(7,026)

Ending balance	$1,246	$1,485	$2,385	$—	$5,109	$1	$965	$11,191

Allowance for loan loss	$38	$472	$163	$—	$—	$—	$—	$673

The following tables summarize TDR activity by loan category for the nine months ended September 30, 2017 and September 30, 2016 (in 000's).

Nine Months Ended September 30, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,356	$1,454	$2,368	$—	$6,267	$—	$965	$12,410

Defaults	—	—	—	—	—	—	—	—
Additions	247	—	404	—	790	1,437	—	2,878

Principal reductions	(973)	(307)	(84)	—	(259)	(550)	(965)	(3,138)

Ending balance	$630	$1,147	$2,688	$—	$6,798	$887	$—	$12,150

Allowance for loan loss	$15	$221	$206	$—	$—	$743	$—	$1,185

Nine Months Ended September 30, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$898	$1,243	$3,533	$—	$12,168	$16	$650	$18,508

Defaults	—	—	—	—	—	—	—	—
Additions	849	—	—	—	—	—	—	849

Principal additions (reductions)	(501)	242	(1,148)	—	(7,059)	(15)	315	(8,166)

Ending balance	$1,246	$1,485	$2,385	$—	$5,109	$1	$965	$11,191

Allowance for loan loss	$38	$472	$163	$—	$—	$—	$—	$673

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

The Company did not carry any loans graded as loss at September 30, 2017 or December 31, 2016.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for September 30, 2017 and December 31, 2016:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
September 30, 2017
(in 000's)
Grades 1 and 2	$381	$2,972	$—	$70	$3,423
Grade 3	268	5,600	—	—	5,868
Grades 4 and 5 – pass	40,155	182,089	108,506	55,488	386,238
Grade 6 – special mention	2,635	8,541	2,609	985	14,770
Grade 7 – substandard	3,512	466	17,768	1,962	23,708
Grade 8 – doubtful	—	—	—	—	—
Total	$46,951	$199,668	$128,883	$58,505	$434,007

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2016
(in 000's)
Grades 1 and 2	$340	$—	$—	$75	$415
Grade 3	4,823	5,767	—	—	10,590
Grades 4 and 5 – pass	34,921	192,699	110,992	56,843	395,455
Grade 6 – special mention	4,416	621	928	—	5,965
Grade 7 – substandard	4,505	1,126	18,767	—	24,398
Grade 8 – doubtful	—	—	—	—	—
Total	$49,005	$200,213	$130,687	$56,918	$436,823

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Residential Mortgages	Home Improvement and Home Equity	Installment and Other	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Other	Total
(in 000's)
Not graded	$74,355	$486	$54,750	$129,591	$69,955	$573	$41,855	$112,383
Pass	14,659	24	2,827	17,510	15,669	26	2,120	17,815
Special Mention	647	—	—	647	—	—	—	—
Substandard	623	—	6	629	1,764	—	9	1,773
Doubtful	—	—	—	—	—	—	965	965
Total	$90,284	$510	$57,583	$148,377	$87,388	$599	$44,949	$132,936

Allowance for Loan Losses

The Company analyzes risk characteristics inherent in each loan portfolio segment as part of the quarterly review of the adequacy of the allowance for loan losses. The following summarizes some of the key risk characteristics for the ten segments of the loan portfolio (Consumer loans include three segments):

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

Installment and other loans (Includes consumer loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured. Additionally, in the case of student loans, there are increased risks associated with liquidity as there is a significant time lag between funding of a student loan and eventual repayment.

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended September 30, 2017 and 2016 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
September 30, 2017
Beginning balance	$1,764	$1,174	$2,887	$1,589	$814	$777	$9,005
Provision (recovery of provision) for credit losses	(271)	(91)	112	81	(69)	245	7

Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	11	59	—	—	77	—	147
Net charge-offs	10	59	—	—	77	—	146

Ending balance	$1,503	$1,142	$2,999	$1,670	$822	$1,022	$9,158
Period-end amount allocated to:
Loans individually evaluated for impairment	571	427	—	743	—	—	1,741
Loans collectively evaluated for impairment	932	715	2,999	927	822	1,022	7,417
Ending balance	$1,503	$1,142	$2,999	$1,670	$822	$1,022	$9,158

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
September 30, 2016
Beginning balance	$1,685	$1,665	$3,455	$554	$1,219	$331	$8,909
Provision (recovery of provision) for credit losses	(15)	(131)	271	74	(438)	243	4

Charge-offs	(4)	(7)	—	—	—	(4)	(15)
Recoveries	13	6	—	—	1	—	20
Net charge-offs	9	(1)	0	0	1	(4)	5

Ending balance	$1,679	$1,533	$3,726	$628	$782	$570	$8,918
Period-end amount allocated to:
Loans individually evaluated for impairment	735	635	—		—	—	1,370
Loans collectively evaluated for impairment	944	898	3,726	628	782	570	7,548
Ending balance	$1,679	$1,533	$3,726	$628	$782	$570	$8,918

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended September 30, 2017 and 2016 (in 000's).

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
September 30, 2017
Beginning balance	$1,843	$1,430	$3,378	$666	$888	$697	$8,902
Provision (recovery of provision) for credit losses	(408)	(359)	(379)	983	(198)	337	(24)

Charge-offs	(106)	(2)	—	—	—	(12)	(120)
Recoveries	174	73	—	21	132	—	400
Net recoveries	68	71	—	21	132	(12)	280

Ending balance	$1,503	$1,142	$2,999	$1,670	$822	$1,022	$9,158
Period-end amount allocated to:
Loans individually evaluated for impairment	571	427	—	743	—	—	1,741
Loans collectively evaluated for impairment	932	715	2,999	927	822	1,022	7,417
Ending balance	$1,503	$1,142	$2,999	$1,670	$822	$1,022	$9,158

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
September 30, 2016
Beginning balance	$1,652	$1,449	$4,629	$655	$1,258	$70	$9,713
Provision (recovery of provision) for credit losses	822	93	(933)	(27)	(482)	520	(7)

Charge-offs	(846)	(29)	—	—	—	(20)	(895)
Recoveries	51	20	30	—	6	—	107
Net charge-offs	(795)	(9)	30	—	6	(20)	(788)

Ending balance	$1,679	$1,533	$3,726	$628	$782	$570	$8,918
Period-end amount allocated to:
Loans individually evaluated for impairment	735	635	—		—	—	1,370
Loans collectively evaluated for impairment	944	898	3,726	628	782	570	7,548
Ending balance	$1,679	$1,533	$3,726	$628	$782	$570	$8,918

The following summarizes information with respect to the loan balances at September 30, 2017 and 2016.

	September 30, 2017			September 30, 2016
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and Business Loans	$3,604	$42,333	$45,937	$5,101	$52,404	$57,505
Government Program Loans	83	931	1,014	365	1,612	1,977
Total Commercial and Industrial	3,687	43,264	46,951	5,466	54,016	59,482

Commercial Real Estate Loans	1,151	198,517	199,668	1,511	179,983	181,494
Residential Mortgage Loans	2,793	87,491	90,284	2,961	98,339	101,300
Home Improvement and Home Equity Loans	—	510	510	—	760	760
Total Real Estate Mortgage	3,944	286,518	290,462	4,472	279,082	283,554

Real Estate Construction and Development Loans	6,816	122,067	128,883	12,131	126,043	138,174

Agricultural Loans	891	57,614	58,505	6	46,757	46,763

Installment and Other Loans	—	57,583	57,583	965	28,271	29,236

Total Loans	$15,338	$567,046	$582,384	$23,040	$534,169	$557,209

4.	Deposits

Deposits include the following:

(in 000's)	September 30, 2017	December 31, 2016
Noninterest-bearing deposits	$315,877	$262,697
Interest-bearing deposits:
NOW and money market accounts	262,037	235,873
Savings accounts	81,378	75,068
Time deposits:
Under $250,000	53,702	87,419
$250,000 and over	12,304	15,572
Total interest-bearing deposits	409,421	413,932
Total deposits	$725,298	$676,629

Total brokered deposits included in time deposits above	$9,755	$28,132

5.	Short-term Borrowings/Other Borrowings

At  September 30, 2017, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $283,948,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $14,400,000. At September 30, 2017, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of September 30, 2017, $15,327,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $410,463,000 in secured and unsecured loans were pledged at September 30, 2017, as collateral for borrowing lines with the Federal Reserve Bank totaling $283,948,000. At September 30, 2017, the Company had no outstanding borrowings.

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

All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

6.	Supplemental Cash Flow Disclosures

	Nine months ended September 30,
(in 000's)	2017	2016
Cash paid during the period for:
Interest	$1,313	$1,003
Income taxes	$5,700	$1,110
Noncash investing activities:
OREO financed	$—	$3,766
Unrealized gain on securities	$355	$118
Stock dividends issued	$1,220	$1,673
Cash dividend declared	$1,182	$—

7.	Dividends on Common Stock

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

On June 27, 2017, the Company’s Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock. The dividend was payable on July 21, 2017, to shareholders of record as of July 7, 2017. Approximately $844,000 were transfered from retained earnings to cash to allow for distribution of the dividend to shareholders.

On September 26, 2017, the Company’s Board of Directors declared a cash dividend of $0.07 per share on the Company's common stock. The dividend is payable on October 19, 2017, to shareholders of record as of October 10, 2017. Approximately $1,182,000 were transfered from retained earnings to other liabilities to allow for distribution of the dividend to shareholders.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (000's, except per share amounts)	$2,740	$2,040	$7,004	$5,830

Weighted average shares issued	16,885,615	16,881,422	16,885,578	16,880,835
Add: dilutive effect of stock options	21,652	9,644	18,485	6,243
Weighted average shares outstanding adjusted for potential dilution	16,907,267	16,891,066	16,904,063	16,887,078

Basic earnings per share	$0.16	$0.12	$0.41	$0.35
Diluted earnings per share	$0.16	$0.12	$0.41	$0.35
Anti-dilutive stock options excluded from earnings per share calculation	30,000	21,000	30,000	21,000
Prior year anti-dilutive stock options excluded from earnings per share calculation have been restated to reflect the impact of stock dividends.

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2017 and December 31, 2016, the Company had no recorded valuation allowance.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its California state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust. The amended returns for 2009, 2010, and 2011 were filed in 2014, 2015, and 2016 respectively. The amended return for 2012 was filed during 2016. During the third quarter of 2016, the IRS notified the Company it would be conducting an examination of the Company's 2014 federal return. As of September 30, 2017, the Company is unaware of any change in tax positions as a result of the IRS examination.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended September 30, 2017 and 2016 were insignificant.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of September 30, 2017.

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

At September 30, 2017 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 5.89% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At September 30, 2017, the total cumulative gain recorded on the debt is $3,008,000.

The fair value calculation performed at September 30, 2017 resulted in a pretax loss adjustment of $688,000 ($405,000, net of tax) for the nine months ended September 30, 2017, compared to a pretax gain adjustment of $48,000 ($28,000, net of tax) for the nine months ended September 30, 2016. Fair value gains and losses are reflected as a component of noninterest income on the consolidated statements of income.

The fair value calculation performed at September 30, 2017 resulted in a pretax loss adjustment of $88,000 ($52,000, net of tax) for the three months ended September 30, 2017, compared to a pretax gain adjustment of $423,000 ($249,000, net of tax) for the three months ended September 30, 2016. Fair value gains and losses are reflected as a component of noninterest income on the consolidated statements of income.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2017
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$159,892	$159,892	$159,892	$—	$—
Interest-bearing deposits	654	654	—	654	—
Investment securities	48,356	48,356	3,783	44,573	—
Loans	574,443	569,970	—	—	569,970
Accrued interest receivable	5,846	5,846	—	5,846	—
Financial Liabilities:
Deposits:
Noninterest-bearing	315,877	315,877	315,877	—	—
NOW and money market	262,037	262,037	262,037	—	—
Savings	81,378	81,378	81,378	—	—
Time deposits	66,006	65,658	—	—	65,658
Total deposits	725,298	724,950	659,292		65,658
Junior subordinated debt	9,534	9,534	—	—	9,534
Accrued interest payable	41	41	—	41	—

December 31, 2016
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$113,032	$113,032	$113,032	$—	$—
Interest-bearing deposits	650	650	—	650	—
Investment securities	57,491	57,491	3,716	53,775	—
Loans	561,932	557,914	—	—	557,914
Accrued interest receivable	3,895	3,895	—	3,895	—
Financial Liabilities:
Deposits:
Noninterest-bearing	262,697	262,697	262,697	—	—
NOW and money market	235,873	235,873	235,873	—	—
Savings	75,068	75,068	75,068	—	—
Time deposits	102,991	102,743	—	—	102,743
Total deposits	676,629	676,381	573,638	—	102,743
Junior subordinated debt	8,832	8,832	—	—	8,832
Accrued interest payable	76	76	—	76	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the three or nine month periods ended September 30, 2017.

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

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated fair value of commitments to extend credit at September 30, 2017 and December 31, 2016.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheets and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017				December 31, 2016
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	5.89%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.46%

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The narrowing of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The decrease in discount rate between the periods ended September 30, 2017 and December 31, 2016 is primarily due to decreases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2017 (in 000’s):

Description of Assets	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$20,970	$—	$20,970	$—
U.S. Government collateralized mortgage obligations	23,603	—	23,603	—
Mutual Funds	3,783	3,783	—	—
Total AFS securities	$48,356	$3,783	$44,573	$—

Total	$48,356	$3,783	$44,573	$—

Description of Liabilities	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$9,534	—	—	$9,534
Total	$9,534	—	—	$9,534

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2016 (in 000’s):

Description of Assets	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$23,203	$—	$23,203	$—
U.S. Government collateralized mortgage obligations	30,572	—	30,572	—
Mutual Funds	3,716	3,716	—	—
Total AFS securities	57,491	3,716	53,775	$—
Impaired Loans (1):
Commercial and industrial	301	—	—	301
Total impaired loans	$301	$—	$—	$301

Total	$57,792	$3,716	$53,775	$301

Description of Liabilities	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$8,832	$—	$—	$8,832
Total	$8,832	$—	$—	$8,832

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the nine months ended September 30, 2017 or the year ended December 31, 2016.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2016 (in 000's). There were no assets measured at fair value on a non-recurring basis as of September 30, 2017.

December 31, 2016
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Impaired Loans:
Commercial and industrial	$301	Sales Comparison Approach	Adjustment for difference between comparable sales	7% - 29%, 19.1%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2017 and 2016 (in 000’s):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$9,441	$7,837	$8,832	$8,300
Total loss (gain) included in earnings	88	423	688	(48)
Other accrued interest	5	2	14	10
Ending balance	$9,534	$8,262	$9,534	$8,262
The amount of total loss (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$88	$423	$688	$(48)

12.	Goodwill and Intangible Assets

At September 30, 2017, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2016. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at September 30, 2017.

13.	Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the consolidated financial statements were issued and have identified no subsequent events requiring disclosure.

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

The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued through 2017. The severe declines in residential construction and home prices that began in 2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, it will also maintain its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $7,004,000 or $0.41 per share ($0.41 diluted) for the nine months ended September 30, 2017, as compared to $5,830,000 or $0.35 per share ($0.35 diluted) for the same period in 2016. The Company’s return on average assets was 1.17% for the nine months ended September 30, 2017, as compared to 1.04% for the nine months ended September 30, 2016. The Company’s return on average equity was 9.42% for the nine months ended September 30, 2017, as compared to 8.38% for the nine months ended September 30, 2016.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine month periods ended September 30, 2017 and 2016.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended September 30, 2017 and 2016

		2017			2016
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$574,484	$7,978	5.51%	$574,885	$7,435	5.15%
Investment Securities – taxable (3)	51,811	238	1.82%	56,887	244	1.71%
Interest-bearing deposits in other banks	654	1	0.61%	1,533	2	0.52%
Interest-bearing deposits in FRB	117,803	375	1.26%	56,264	72	0.51%
Total interest-earning assets	744,752	$8,592	4.58%	689,569	$7,753	4.47%
Allowance for credit losses	(9,104)			(8,913)
Noninterest-earning assets:
Cash and due from banks	22,375			21,857
Premises and equipment, net	10,623			10,321
Accrued interest receivable	4,878			2,791
Other real estate owned	5,745			7,407
Other assets	37,355			36,734
Total average assets	$816,624			$759,766
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$87,435	$30	0.14%	$86,074	$30	0.14%
Money market accounts	156,050	187	0.48%	148,411	142	0.38%
Savings accounts	81,027	47	0.23%	67,652	34	0.20%
Time deposits	66,841	91	0.54%	70,772	83	0.47%
Junior subordinated debentures	9,399	80	3.38%	7,805	60	3.06%
Total interest-bearing liabilities	400,752	$435	0.43%	380,714	$349	0.36%
Noninterest-bearing liabilities:
Noninterest-bearing checking	308,480			275,878
Accrued interest payable	92			73
Other liabilities	6,298			8,194
Total Liabilities	715,622			664,859

Total shareholders' equity	101,002			94,907
Total average liabilities and shareholders' equity	$816,624			$759,766
Interest income as a percentage of average earning assets			4.58%			4.47%
Interest expense as a percentage of average earning assets			0.23%			0.20%
Net interest margin			4.35%			4.27%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $68,000 for the quarter ended September 30, 2017 and loan costs of $133,000 for the quarter ended September 30, 2016.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

For the quarter ended September 30, 2017, total interest income increased $839,000 or 10.82%, as compared to the quarter ended September 30, 2016. Comparing those two periods, average interest earning assets increased $55,183,000, with a $61,539,000 increase on balances held at the Federal Reserve Bank, partially offset by a $5,076,000 decrease in investment securities, and a $401,000 decrease in loans and leases. The average yield on total interest-earning assets increased 11 basis points. Loan yields increased 36 basis points primarily as a result of loan growth in the higher-yielding student loan portfolio, and increases on rates throughout the loan portfolio reflecting the increase in the prime rate. Yields on interest bearing deposits at the Federal Reserve Bank and other banks increased for the quarter ended September 30, 2017 as a result of the two 0.25% interest rate increases during 2017. For the quarter ended September 30, 2017, total interest expense increased $86,000 or 24.64% as compared to the quarter ended September 30, 2016, as a result of a $20,038,000 increase in interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.43% for the quarter ended September 30, 2017 and 0.36% for the quarter ended September 30, 2016.

Interest rates and Interest Differentials
Nine months ended September 30, 2017 and 2016

		2017			2016
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$565,068	$22,782	5.39%	$532,133	$20,722	5.20%
Investment Securities – taxable (3)	54,284	691	1.70%	46,384	618	1.78%
Interest-bearing deposits in other banks	652	4	0.82%	1,531	6	0.52%
Interest-bearing deposits in FRB	107,921	858	1.06%	93,305	348	0.50%
Total interest-earning assets	727,925	$24,335	4.47%	673,353	$21,694	4.30%
Allowance for credit losses	(9,017)			(9,439)
Noninterest-earning assets:
Cash and due from banks	21,393			22,126
Premises and equipment, net	10,708			10,550
Accrued interest receivable	4,248			2,350
Other real estate owned	6,083			9,797
Other assets	36,731			36,552
Total average assets	$798,071			$745,289
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$87,598	$87	0.13%	$84,610	$81	0.13%
Money market accounts	152,257	506	0.44%	146,801	419	0.38%
Savings accounts	78,247	136	0.23%	66,117	103	0.21%
Time deposits	80,861	326	0.54%	70,936	234	0.44%
Junior subordinated debentures	9,114	223	3.27%	7,995	176	2.94%
Total interest-bearing liabilities	408,077	$1,278	0.42%	376,459	$1,013	0.36%
Noninterest-bearing liabilities:
Noninterest-bearing checking	283,783			268,820
Accrued interest payable	104			73
Other liabilities	6,714			7,218
Total Liabilities	698,678			652,570

Total shareholders' equity	99,393			92,719
Total average liabilities and shareholders' equity	$798,071			$745,289
Interest income as a percentage of average earning assets			4.47%			4.30%
Interest expense as a percentage of average earning assets			0.23%			0.20%
Net interest margin			4.24%			4.10%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $336,000 and $169,000 for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate was raised to 4.00% in March 2017, and raised to 4.25% in June 2017. These increases affect rates for loans and customer deposits, both of which have increased and are likely to increase further as the prime rate continues to rise.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the nine months ended September 30, 2017 compared to September 30, 2016
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$2,060	$832	$1,228
Investment securities available for sale	73	(25)	98
Interest-bearing deposits in other banks	(2)	4	(6)
Interest-bearing deposits in FRB	510	386	124
Total interest income	2,641	1,197	1,444
Increase (decrease) in interest expense:
Interest-bearing demand accounts	93	75	18
Savings and money market accounts	33	13	20
Time deposits	92	57	35
Subordinated debentures	47	22	25
Total interest expense	265	167	98
Increase in net interest income	$2,376	$1,030	$1,346

For the nine months ended September 30, 2017, total interest income increased approximately $2,641,000, or 12.17%, as compared to the nine months ended September 30, 2016. Earning asset volumes for loans and leases increased $32,935,000 on average. Overnight investments with the FRB increased $14,616,000 and available for sale investment securities increased $7,900,000 between the two periods. The average yield on loans increased 19 basis points between the two periods, and the average yield on investment securities decreased approximately 8 basis points during the nine months ended September 30, 2017 as compared to the same period of 2016.

The overall average yield on the loan portfolio increased to 5.39% for the nine months ended September 30, 2017, as compared to 5.20% for the nine months ended September 30, 2016. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At September 30, 2017, 53.0% of the Company's loan portfolio consisted of floating rate instruments, as compared to 52.1% of the portfolio at December 31, 2016, with the majority of those tied to the prime rate. Approximately 25.3%, or $78,201,000, of the floating rate loans had rate floors at September 30, 2017, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. None of the loans with floors have floor spreads of 100 basis points or more.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin increased to 4.24% for the nine months ended September 30, 2017, when compared to 4.10% for the nine months ended September 30, 2016. The net interest margin increased due to increases in the loan portfolio yield and increases in the yield on overnight investments held at correspondent banks. As interest rates paid on deposits have also increased, the Company’s average cost of funds rose to 0.42% for the nine months ended September 30, 2017, as compared to 0.36% for the nine months ended September 30, 2016. The Company utilizes brokered deposits as an additional source of funding. Currently, the Company holds CDARs reciprocal deposits, which are preferred by some depositors. These comprise $9,755,000 of the balance of certificates of deposits at September 30, 2017. For the nine months ended September 30, 2017, total interest expense increased approximately $265,000, or 26.16%, as compared to the nine months ended September 30, 2016. Between those two periods, average interest-bearing liabilities increased by $31,618,000 due to increases across all categories of customer deposits.

Net interest income has increased between the nine months ended September 30, 2017 and 2016, totaling $23,057,000 for the nine months ended September 30, 2017 as compared to $20,681,000 for the nine months ended September 30, 2016. The increase in net interest income between 2016 and 2017 was primarily the result of reinvestment of low yielding overnight investments into the loan and investment portfolios and growth in total interest-earning assets.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 9/30/2017	YTD Average 12/31/16	YTD Average 9/30/2016
Loans	77.63%	79.26%	79.02%
Investment securities available for sale	7.46%	7.27%	6.89%
Interest-bearing deposits in other banks	0.09%	0.22%	0.23%
Interest-bearing deposits in FRB	14.82%	13.25%	13.86%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	21.47%	22.25%	22.48%
Money market accounts	37.31%	38.82%	39.00%
Savings accounts	19.17%	17.62%	17.56%
Time deposits	19.82%	19.21%	18.84%
Subordinated debentures	2.23%	2.10%	2.12%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Table 3. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2017 and 2016:

(in 000's)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Amount of Change	Percent Change
Customer service fees	$959	$924	$35	3.79%
Increase in cash surrender value of BOLI/COLI	134	131	3	2.29%
(Loss) gain on fair value of financial liability	(88)	(423)	335	(79.20)%
Gain on sale of other investment	3	—	3	100.00%
Other	168	154	14	9.09%
Total noninterest income	$1,176	$786	$390	49.62%

Noninterest income for the quarter ended September 30, 2017 increased $390,000 to $1,176,000, compared to the quarter ended September 30, 2016. The increase is mostly attributed to a decrease in the loss on the fair value of financial liability of $335,000 for the quarter ended September 30, 2017. The fluctuation in fair value of financial liability was caused by changes in the LIBOR yield curve.

(in 000's)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Amount of Change	Percent Change
Customer service fees	$2,897	$2,867	$30	1.05%
Increase in cash surrender value of BOLI/COLI	400	394	6	1.52%
(Loss) gain on fair value of financial liability	(688)	48	(736)	(1,533.33)%
Gain on sale of other investment	3	—	3	100.00%
Other	539	464	75	16.16%
Total noninterest income	$3,151	$3,773	$(622)	(16.49)%

Noninterest income for the nine months ended September 30, 2017 decreased $622,000, or 16.49%, when compared to the same period of 2016. Customer service fees, the primary component of noninterest income, increased $30,000, or 1.05%, between the two periods presented. The decrease in noninterest income of $622,000 between the two periods is primarily the result of a $688,000 loss recorded on the fair value of a financial liability for the nine months ended September 30, 2017 as compared to a $48,000 gain on the fair value of a financial liability recorded for the same period in 2016. The change in the fair value of financial liability was primarily caused by fluctuations in the LIBOR yield curve.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first nine months of 2017. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 2.85% at September 30, 2017, as compared to 2.15% at September 30, 2016. Pursuant to fair value accounting guidance, the Company has recorded $688,000 in pretax fair value loss on its junior subordinated debt during the nine months ended September 30, 2017, bringing the total cumulative gain recorded on the debt to $3,008,000 at September 30, 2017.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2017 and 2016:

Table 4. Changes in Noninterest Expense

(in 000's)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Amount of Change	Percent Change
Salaries and employee benefits	$2,578	$2,533	$45	1.78%
Occupancy expense	1,087	1,097	(10)	(0.91)%
Data processing	29	23	6	26.09%
Professional fees	312	327	(15)	(4.59)%
FDIC/DFI insurance assessments	43	131	(88)	(67.18)%
Director fees	72	75	(3)	(4.00)%
Loss on California tax credit partnership	(1)	49	(50)	(102.04)%
Net cost on operation of OREO	21	39	(18)	(46.15)%
Other	605	590	15	2.54%
Total expense	$4,746	$4,864	$(118)	(2.43)%

Noninterest expense for the quarter ended September 30, 2017 decreased $118,000 to $4,746,000, compared to the quarter ended September 30, 2016. The decrease was attributed to lower OREO expenses, a decrease in the loss of a tax credit partnership, and a reduction in regulatory assessment expense. The FDIC assessment rate for the Company was reduced effective third quarter 2017. OREO expenses decreased $18,000 during the quarter ended September 30, 2017 as a result of partial sales on OREO properties in 2016 and 2017.

(in 000's)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Amount of Change	Percent Change
Salaries and employee benefits	$8,149	$7,592	$557	7.34%
Occupancy expense	3,144	3,212	(68)	(2.12)%
Data processing	81	108	(27)	(25.00)%
Professional fees	912	1,116	(204)	(18.28)%
FDIC/DFI insurance assessments	313	632	(319)	(50.47)%
Director fees	215	218	(3)	(1.38)%
Loss on California tax credit partnership	118	122	(4)	(3.28)%
Net (gain) cost on operation of OREO	(257)	216	(473)	(218.98)%
Other	1,868	1,772	96	5.42%
Total expense	$14,543	$14,988	$(445)	(2.97)%

Noninterest expense decreased approximately $445,000 or 2.97% between the nine months ended September 30, 2016 and September 30, 2017. The decrease experienced during the nine months ended September 30, 2017, was primarily the result of decreases of $473,000 in net cost of OREO, $319,000 in regulatory assessments, $204,000 in professional fees, and $68,000 in occupancy expense, partially offset by an increase of $557,000 in employee salary and benefit expenses. The increase in employee salary and benefit expenses is driven by increases in group insurance and higher employee incentives, compared to the nine months ended September 30, 2016.

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

The Company has reviewed all of its tax positions as of September 30, 2017, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased $55,535,000, or 7.05%, to a balance of $843,507,000 at September 30, 2017, from the balance of $787,972,000 at December 31, 2016, and increased $61,915,000, or 7.92%, from the balance of $781,592,000 at September 30, 2016. Total deposits of $725,298,000 at September 30, 2017, increased $48,669,000, or 7.19%, from the balance reported at December 31, 2016, and increased $54,012,000, or 8.05%, from the balance of $671,286,000 reported at September 30, 2016. Cash and cash equivalents increased $46,860,000, or 41.46%, between December 31, 2016 and September 30, 2017; net loans increased $12,511,000, or 2.23%, to a balance of $574,443,000; and investment securities decreased $9,135,000, or 15.89%, during the first nine months of 2017.

Earning assets averaged approximately $727,925,000 during the nine months ended September 30, 2017, as compared to $673,353,000 for the same period in 2016. Average interest-bearing liabilities increased to $408,077,000 for the nine months ended September 30, 2017, from $376,459,000 reported for the comparative period of 2016.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $582,384,000 at September 30, 2017, an increase of $12,625,000, or 2.22%, when compared to the balance of $569,759,000 at December 31, 2016, and an increase of $22,785,000, or 4.07%, when compared to the balance of $559,599,000 reported at September 30, 2016. Loans on average increased $32,935,000, or 6.19%, between the nine months ended September 30, 2016 and September 30, 2017, with loans averaging $565,068,000 for the nine months ended September 30, 2017, as compared to $532,133,000 for the same period of 2016.

Total loans increased $12,625,000 between December 31, 2016 and September 30, 2017, and increased $22,785,000 between September 30, 2016 and September 30, 2017. During the nine months ended September 30, 2017, the Company experienced increases in real estate, agriculture, and consumer loans compared to the same period ended September 30, 2016. Commercial and industrial loans decreased $2,054,000 between December 31, 2016 and September 30, 2017 and decreased $762,000 between September 30, 2016 and September 30, 2017. Installment and other loans increased $12,634,000 during the same period due to growth in the student loan portfolio. Included in installment loans are $51,185,000 in student loans made to medical and pharmacy school students. Repayment on student loans is deferred until 6 months after graduation. Accrued interest on loans that have not entered repayment status totaled $3,769,000 at September 30, 2017. The outstanding balance of student loans that have not entered repayment status totaled $47,759,000 at September 30, 2017. Real estate mortgage loans increased $2,262,000, or 0.78%, between December 31, 2016 and September 30, 2017, and increased $450,000 between September 30, 2016 and September 30, 2017. Agricultural loans increased $1,587,000, or 2.79%, between December 31, 2016 and September 30, 2017 and increased $5,236,000 between September 30, 2016 and September 30, 2017.  Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 34.28%, 35.14%, and 35.30%, of the total loan portfolio at September 30, 2017, December 31, 2016, and September 30, 2016, respectively. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $90,284,000, or 15.50%, of the portfolio at September 30, 2017, $87,388,000, or 15.34% of the portfolio at December 31, 2016, and $91,852,000 or 16.41% of the portfolio at September 30, 2016. The Company held no loan participation purchases at September 30, 2016, December 31, 2016 or September 30, 2017. Loan participations sold decreased from $7,632,000, or 1.36%, of the portfolio at September 30, 2016, to $7,548,000, or 1.3% of the portfolio, at December 31, 2016, and increased to $9,069,000, or 1.6% of the portfolio, at September 30, 2017.

The following table sets forth the amounts of loans outstanding by category at September 30, 2017 and December 31, 2016, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2017		December 31, 2016
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$46,951	8.1%	$49,005	8.6%	$(2,054)	(4.19)%
Real estate – mortgage	290,462	49.9%	288,200	50.6%	2,262	0.78%
RE construction & development	128,883	22.1%	130,687	22.9%	(1,804)	-1.38%
Agricultural	58,505	10.0%	56,918	10.0%	1,587	2.79%
Installment/other	57,583	9.9%	44,949	7.9%	12,634	28.11%
Total Gross Loans	$582,384	100.0%	$569,759	100.0%	$12,625	2.22%

Deposits

Total deposits totaled $725,298,000 at September 30, 2017, representing an increase of $48,669,000, or 7.19%, from the balance of $676,629,000 reported at December 31, 2016, and an increase of $54,012,000, or 8.05%, from the balance of $671,286,000 reported at September 30, 2016.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2017 and December 31, 2016, and the net change between the two periods presented.

Table 6. Deposits

(in 000's)	September 30, 2017	December 31, 2016	Net Change	Percentage Change
Noninterest bearing deposits	$315,877	$262,697	$53,180	20.24%
Interest bearing deposits:
NOW and money market accounts	262,037	235,873	26,164	11.09%
Savings accounts	81,378	75,068	6,310	8.41%
Time deposits:
Under $250,000	53,702	87,419	(33,717)	-38.57%
$250,000 and over	12,304	15,572	(3,268)	-20.99%
Total interest bearing deposits	409,421	413,932	(4,511)	-1.09%
Total deposits	$725,298	$676,629	$48,669	7.19%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $315,877,000 and $409,421,000 at September 30, 2017, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits decreased $4,511,000, or 1.09%, between December 31, 2016 and September 30, 2017, and noninterest bearing deposits increased $53,180,000, or 20.24%, between the same two periods presented. Included in the decrease of $4,511,000 in interest bearing deposits during the nine months ended September 30, 2017, are decreases of $36,985,000 in time deposits and $26,164,000 in NOW and money market accounts, offset by increases of $6,310,000 in savings accounts and $26,164,000 in NOW and money market accounts. The decrease in time deposits is attributed to the maturities of $17,285,000 in brokered deposits and $18,413,000 in out-of-market time deposits.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 96.96% and 90.82% of the total deposit portfolio at September 30, 2017 and December 31, 2016, respectively. Brokered deposits totaled $9,755,000 at September 30, 2017, as compared to $28,132,000 at December 31, 2016, and $12,146,000 at September 30, 2016. Brokered deposits were 1.34% and 4.16% of total deposits at September 30, 2017 and December 31, 2016, respectively.

On a year-to-date average, the Company experienced an increase of $45,462,000, or 7.13%, in total deposits between the nine months ended September 30, 2017 and September 30, 2016. Between these two periods, average interest bearing deposits increased $30,499,000, or 8.28%, and total noninterest-bearing deposits increased $14,963,000, or 5.57%, on a year-to-date average basis.

Short-Term Borrowings

At September 30, 2017, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $283,948,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $14,400,000. At September 30, 2017, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB"), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2017 and September 30, 2016, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $323,162,000, collateralized FHLB lines of credit totaling $2,037,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2016.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At September 30, 2017, impaired and classified loans totaled $28,214,000, or 5.2%, of gross loans as compared to $29,838,000, or 5.2%, of gross loans at December 31, 2016.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2017 and December 31, 2016, as well as classified loans at those period-ends.

(in 000's)	September 30, 2017	December 31, 2016
Specific allowance – impaired loans	$1,741	$1,360
Formula allowance – classified loans not impaired	1,286	1,226
Formula allowance – special mention loans	385	248
Total allowance for special mention and classified loans	3,412	2,834

Formula allowance for pass loans	4,724	5,371
Unallocated allowance	1,022	697
Total allowance for loan losses	$9,158	$8,902

Impaired loans	15,338	16,179
Classified loans not considered impaired	12,876	13,659
Total classified loans / impaired loans	$28,214	$29,838
Special mention loans not considered impaired	$13,990	$5,515

While impaired loans decreased $841,000 between December 31, 2016 and September 30, 2017, the specific allowance related to impaired loans increased $381,000 between December 31, 2016 and September 30, 2017 due to the addition of a new highly reserved impaired Ag loan in the period. The decrease in impaired loans is primarily due to a decrease in troubled debt restructures. The formula allowance related to classified and special mention unimpaired loans increased by $197,000 between December 31, 2016 and September 30, 2017. The unallocated allowance increased from $697,000 at December 31, 2016 to $1,022,000 at September 30, 2017. The increase in unallocated allowance is the result of declining historical loss factors. Although there has been a reduction in required loss reserves as economic conditions have improved, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans is reasonable and appropriate. The level of “pass” loans increased approximately $5,972,000 between December 31, 2016 and September 30, 2017. The related formula allowance decreased $647,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to September 30, 2017, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005, as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At September 30, 2017, included in impaired loans, were troubled debt restructures totaling $12,150,000. Nonaccrual loans, totaling $5,124,000, were included in that balance. The remaining troubled debt restructures, totaling $7,026,000, were current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 24.04% and 25.71% of total impaired loan balances at September 30, 2017. Of the $3,687,000 in commercial and industrial impaired loans reported at September 30, 2017, two loans, with a total recorded investment of $286,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at September 30, 2017, approximately $11,046,000, or 72.0%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2017 and December 31, 2016.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	September 30, 2017	September 30, 2017	December 31, 2016	December 31, 2016
Commercial and industrial	$3,687	$571	$5,009	$757
Real estate – mortgage	3,944	427	3,931	603
RE construction & development	6,816	—	6,274	—
Agricultural	891	743	—	—
Installment/other	—	—	965	—
Total Impaired Loans	$15,338	$1,741	$16,179	$1,360

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2017, approximately $3,835,000 of the total $12,150,000 in TDRs was comprised of real estate mortgages. An additional $6,798,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans and impaired installment loans at December 31, 2016 and September 30, 2017, due to the Company securing collateral on those loans.

Total troubled debt restructurings decreased 2.10% between September 30, 2017 and December 31, 2016. Nonaccrual TDRs decreased by 29.46% while accruing TDRs increased by 36.53% over the same period. Total residential mortgages and real estate construction TDRs increased slightly to 5.39%. Many of these credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at September 30, 2017 and December 31, 2016.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	September 30, 2017	September 30, 2017	September 30, 2017
Commercial and industrial	$630	$250	$381
Real estate - mortgage:
Commercial real estate	1,147	466	681
Residential mortgages	2,688	—	2,688
Total real estate mortgage	3,835	466	3,369
RE construction & development	6,798	4,408	2,389
Agricultural	887	—	887
Total Troubled Debt Restructurings	$12,150	$5,124	$7,026

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2016	December 31, 2016	December 31, 2016
Commercial and industrial	$1,356	$565	$791
Real estate - mortgage:
Commercial real estate	1,454	1,126	328
Residential mortgages	2,368	—	2,368
Total real estate mortgage	3,822	1,126	2,696
RE construction & development	6,267	4,608	1,659
Installment/other	965	965	—
Total Troubled Debt Restructurings	$12,410	$7,264	$5,146

Of the $12,150,000 in total TDRs at September 30, 2017, $5,124,000 were on nonaccrual status at period-end. Of the $12,410,000 in total TDRs at December 31, 2016, $7,264,000 were on nonaccrual status at period-end. As of September 30, 2017, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 7. Nonperforming Assets

(in 000's)	September 30, 2017	December 31, 2016
Nonaccrual Loans (1)	$5,145	$7,264
Restructured Loans	7,026	5,146
Loans past due 90 days or more, still accruing	—	—
Total nonperforming loans	12,171	12,410
Other real estate owned	5,745	6,471
Total nonperforming assets	$17,916	$18,881

Nonperforming loans to total gross loans	2.09%	2.18%
Nonperforming assets to total assets	2.12%	2.40%
Allowance for loan losses to nonperforming loans	75.24%	71.73%

(1)	Included in nonaccrual loans at September 30, 2017 and December 31, 2016 are restructured loans totaling $5,124,000 and $7,264,000, respectively.

Non-performing loans decreased $239,000 between December 31, 2016 and September 30, 2017. Nonaccrual loans decreased $2,119,000 between December 31, 2016 and September 30, 2017, with real estate mortgage and real estate construction loans comprising approximately 94.73% of total nonaccrual loans at September 30, 2017. The reduction in nonaccrual loans is primarily attributed to a payoff of a $965,000 loan and the migration of a $589,000 loan to accrual. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 71.73% at December 31, 2016 to 75.24% at September 30, 2017.

(in 000's)	Balance	Balance	Change from
Nonaccrual Loans:	September 30, 2017	December 31, 2016	December 31, 2016
Commercial and industrial	$271	$565	$(294)
Real estate - mortgage	466	1,126	(660)
RE construction & development	4,408	4,608	(200)
Installment/other	—	965	(965)
Total Nonaccrual Loans	$5,145	$7,264	$(2,119)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at September 30, 2017 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased$965,000 from a balance of $18,881,000 at December 31, 2016 to a balance of $17,916,000 at September 30, 2017, but remained relatively high compared to peers during the nine months ended September 30, 2017. Nonaccrual loans, totaling $5,145,000 at September 30, 2017, decreased $2,119,000 from the balance of $7,264,000 reported at December 31, 2016. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $841,000 during the nine months ended September 30, 2017 to a balance of $15,338,000 at September 30, 2017. Other real estate owned through foreclosure decreased to $5,745,000 for the period ended September 30, 2017 from the $6,471,000 balance recorded at December 31, 2016. Nonperforming assets as a percentage of total assets decreased from 2.40% at December 31, 2016 to 2.12% at September 30, 2017.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	September 30, 2017	December 31, 2016	September 30, 2016
Recovery of provision for credit losses year-to-date	$(24)	$(21)	$(7)
Allowance as % of nonperforming loans	75.24%	71.73%	77.06%

Nonperforming loans as % total loans	2.09%	2.18%	2.07%
Restructured loans as % total loans	2.09%	2.18%	2.00%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loan balances are comprised of 29 loans totaling $12,150,000 at September 30, 2017, compared to 28 loans totaling $12,410,000 at December 31, 2016.

The following table summarizes special mention loans by type at September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016
Commercial and industrial	$2,635	$4,416
Real estate - mortgage:
Commercial real estate	8,541	621
Residential mortgages	647	—
Total real estate mortgage	9,188	621
RE construction & development	2,609	928
Agricultural	985	—
Total Special Mention Loans	$15,417	$5,965

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which creates pressure on loan pricing. Low interest rates and a weak economy continue to dominate, even as real estate prices show signs of stabilization and interest rates have begun to rise. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. While business and consumer spending show improvement in recent quarters, current GDP remains anemic. It is difficult to forecast what impact Federal Reserve actions to hold rates low will have on the economy. Local unemployment rates in the San Joaquin Valley have improved, but remain elevated compared with other regions and historically are higher as a result of the area's agricultural dynamics. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the

Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the nine months ended September 30, 2017 and September 30, 2016.

Table 8. Allowance for Credit Losses - Summary of Activity

(in 000's)	September 30, 2017	September 30, 2016
Total loans outstanding at end of period before deducting allowances for credit losses	$583,601	$560,651
Average loans outstanding during period	565,068	532,133

Balance of allowance at beginning of period	8,902	9,713
Loans charged off:
Real estate	(2)	(29)
Commercial and industrial	(106)	(846)
Installment and other	(12)	(20)
Total loans charged off	(120)	(895)
Recoveries of loans previously charged off:
Real estate	73	50
Commercial and industrial	195	51
Installment and other	132	6
Total loan recoveries	400	107
Net loans recovered (charged off)	280	(788)

Recovery of provision charged to operating expense	(24)	(7)
Balance of allowance for credit losses at end of period	$9,158	$8,918

Net loan (recoveries) charge offs to total average loans (annualized)	(0.07)%	0.20%
Net loan (recoveries) charge offs to loans at end of period (annualized)	(0.10)%	0.19%
Allowance for credit losses to total loans at end of period	1.57%	1.59%
Net loan (recoveries) charge offs to allowance for credit losses (annualized)	(6.11)%	35.34%
Provision for credit losses to net (charge offs) recoveries (annualized)	(11.43)%	1.18%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2017, the recovery of provision for the allowance for credit losses was $24,000 as compared to a recovery of provision of $7,000 for the nine months ended September 30, 2016.

Net recoveries during the nine months ended September 30, 2017 totaled $280,000 as compared to net charge-offs of $788,000 for the nine months ended September 30, 2016. The Company charged-off, or had partial charge-offs on, 3 loans during the nine months ended September 30, 2017, as compared to 11 loans during the same period ended September 30, 2016, and 13 loans during the year ended December 31, 2016. The annualized percentage net recoveries to average loans were 0.07% for the nine months ended September 30, 2017 and 0.15% for the year ended December 31, 2016, as compared to net charge-offs of 0.20% for the nine months ended September 30, 2016. The Company's net loans increased from $560,651,000 at September 30, 2016 to $583,601,000 at September 30, 2017.

The allowance at September 30, 2017 was 1.57% of outstanding loan balances at September 30, 2017, as compared to 1.56% at December 31, 2016, and 1.59% at September 30, 2016. The increase in the allowance as a percentage of outstanding loan balances between December 31, 2016 and September 30, 2017 is primarily attributed to increases in specific reserves due to newly impaired loans.

At September 30, 2017 and September 30, 2016, $370,000 and $316,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 1.57% credit loss allowance at September 30, 2017 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At September 30, 2017, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2017, the loan portfolio totaled 69.19% of total assets and the loan to deposit ratio was 79.20%, compared to 72.44% and 83.05%, respectively, at December 31, 2016. Liquid assets at September 30, 2017, included cash and cash equivalents totaling $159,892,000 as compared to $113,032,000 at December 31, 2016. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $298,348,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at September 30, 2017.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the nine months ended September 30, 2017, the Company has received $3,109,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2015	$125,751
September 30, 2016	$111,747
December 31, 2016	$113,032
September 30, 2017	$159,892

Cash and cash equivalents increased $46,860,000 during the nine months ended September 30, 2017, compared to a decrease of $14,004,000 during the nine months ended September 30, 2016.

The Company had a net cash inflow from operating activities of $4,660,000 for the nine months ended September 30, 2017 and a cash inflow from operations totaling $6,025,000 for the period ended September 30, 2016. The Company experienced net cash outflows from investing activities of $4,787,000 related to a $12,346,000 increase in loan balances, partially offset by principal payments on available-for-sale securities of $6,091,000 and proceeds from the sale of OREO of $1,062,000 during the nine months ended September 30, 2017. For the nine months ended September 30, 2016, the Company experienced net cash outflows from investing activities of $69,516,000 due an increase of $41,303,000 in loan balances and purchases of $34,987,000 in available-for-sale securities.

During the nine months ended September 30, 2017, the Company experienced net cash inflows from financing activities totaling $46,987,000, primarily as the result of increases of $85,653,000 in demand deposits and savings accounts, offset by decreases of $36,984,000 in time deposits and purchased brokered deposits. For the nine months ended September 30, 2016, the Company experienced net cash inflows of $49,487,000 from financing activities due to increases in demand deposit accounts, time deposits, and savings accounts.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.5% and 12.7% at September 30, 2017 and 2016, respectively.

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2017, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Ratio at September 30, 2017	Ratio at December 31, 2016	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	17.97%	17.26%	8.00%	N/A
Bank	17.85%	17.19%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	16.72%	16.01%	6.00%	N/A
Bank	16.60%	15.94%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	15.29%	14.68%	4.50%	N/A
Bank	16.60%	15.94%	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.96%	12.97%	4.00%	N/A
Bank	12.95%	12.99%	4.00%	5.00%

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
As of September 30, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Company. This amount represents 3% of total shareholders' equity of $101,108,000 at September 30, 2017. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the three months ended September 30, 2017, the Company did not repurchase any of the shares available.

During the nine month period ended September 30, 2017, the Bank paid $3,109,000 in cash dividends to the Company which funded the Company’s operating costs and payments of interest on its junior subordinated debt, all of which were approved by the Reserve Bank and the DBO, as applicable.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At September 30, 2017, the Bank was not subject to a reserve requirement.

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

As of September 30, 2017, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended September 30, 2017.

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

United Security Bancshares

Date:	November 2, 2017	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer