Form 10-K
period 2017-12-31
UNITED SECURITY BANCSHARES
filed 2018-03-02
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987
UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Small reporting company ☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2017: $119,569,297
Shares outstanding as of February 28, 2018:   16,885,615
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Definitive Proxy Statement for the 2018 Meeting of Part III, Items 10, 11, 12, 13 and 14
Shareholders is incorporated by reference into Part III.

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

Item 1 - Business

General

United Security Bancshares is a California corporation incorporated during March of 2001 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s stock is listed on NASDAQ under the symbol “UBFO.” United Security Bank (the “Bank”) was formed in 1987 and, on June 12, 2001, the Bank became the wholly-owned subsidiary of United Security Bancshares through a tax-free holding company reorganization, accounted for on a basis similar to the pooling of interest method. In the transaction, each share of Bank stock was exchanged for a share of United Security Bancshares stock on a one-to-one basis. References to the “Company” are references to United Security Bancshares and United Security Bank, on a consolidated basis. References to the “Bank” are to United Security Bank. References to the "Holding Company" are to United Security Bancshares only.

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

At December 31, 2017, the Bank operates three branches (including its main office), one construction lending office, and one financial services office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, and Campbell. The Bank has ATMs at all branch locations and off-site ATMs at eight different non-branch locations. In addition, the Company and Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

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

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are comprised of accounts from individuals and from small and medium-sized business-related sources. Time deposits have provided a significant portion of the Bank’s deposit base amounting to 9.43% and 15.22% of total deposits at December 31, 2017 and 2016, respectively. A portion of those time deposits are brokered deposits which are considered wholesale funding sources generally from out of the Bank’s market area. Brokered deposits comprised 1.08% and 4.16% of total deposits at December 31, 2017 and 2016, respectively.

The Bank also engages in a full complement of lending activities, including real estate mortgage (50.93% of total loans at December 31, 2017), commercial and industrial (7.82% of total loans at December 31, 2017), real estate construction (20.45% of total loans at December 31, 2017), as well as agricultural (9.89% of total loans at December 31, 2017), and installment loans (10.91% of total loans at December 31, 2017). Approximately 71.30% of the Bank's loans are secured by real estate at December 31, 2017. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2017, the Bank had loans (net of unearned fees) outstanding of $602,390,000, which represented approximately 87.60% of the Bank's total deposits and approximately 74.75% of its total assets.

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

Although the Bank has a high concentration of commercial real estate loans, the Bank is not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $84,804,000, or 14.10% of the portfolio at December 31, 2017. The residential mortgage loan portfolio is primarily comprised of purchased residential mortgage pools. The Bank does not originate, or have in its loans portfolio, any subprime, Alt-A, or option adjustable rate loans. The Bank does originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, the Bank has restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan.

The Bank purchases loan participations from, and sells loan participations to, other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. The Bank has reduced its level of loan participations over the past several years. Currently, the Bank holds no participation purchased loans. Loan participations sold comprised 1.3% and 0.7% of the total loan portfolio at December 31, 2017 and 2016, respectively. During the past year, participation lending activity has increased and currently the Company is participating in more participation sales.

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

The Company’s primary market area at December 31, 2017 was located in Fresno, Madera, and Kern Counties, in which approximately 30 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007, with the Legacy Bank acquisition, in which approximately 50 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2017, which is the most current information available.

	Rank	Share
Fresno County	8th	3.81%
Madera County	8th	5.64%
Kern County	14th	0.81%
Total of Fresno, Madera, Kern Counties	11th	2.78%
Santa Clara County	42nd	0.02%

Supervision and Regulation

Introduction

The Holding Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, and regulated and examined by, the Board of Governors of the Federal Reserve System, or FRB. In addition, the Bank is subject to extensive regulation and periodic examination, principally by the California Department of Business Oversight, or DBO, and, as a member bank, the FRB. The Federal Deposit Insurance Corporation, or FDIC, insures the Bank's deposits up to certain prescribed limits. The Holding Company is also subject to regulation by the Securities and Exchange Commission ("SEC") and to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and through the listing of its common stock on NASDAQ it is subject to the listing standards and rules of NASDAQ.

Banking is a complex and highly regulated industry. The primary goals of banking rules and regulations are to maintain a safe and sound banking system, protect depositors and the FDIC's insurance fund, and facilitate the conduct of sound monetary policy. They are not intended for the benefit of shareholders of financial institutions. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Holding Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities.

From time to time, laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress and by various bank and other regulatory agencies. Future changes in the laws, regulations or polices that impact the Holding Company and the Bank cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Holding Company.
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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law to effect a fundamental restructuring of federal banking regulation. Among the provisions of the Dodd-Frank Act that affect the Holding Company are the following:

•
Holding Company Capital Requirements. The Dodd-Frank Act required the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

•
Deposit Insurance. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

•
Corporate Governance. The Dodd-Frank Act required publicly traded companies, such as the Holding Company, to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders and requires that national securities exchanges prohibit brokers from voting on this proposal. The SEC has also adopted regulations under the Dodd-Frank Act that require public companies to include the nominees of significant, long-term shareholders in their proxy materials, alongside the nominees of management if such shareholder owned at least 3 percent of the company's shares continuously for at least the prior three years. Additionally, the Dodd-Frank Act directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the Holding Company is publicly traded or not.

•	Interstate Branching. The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.

•
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

•
Transactions with Affiliates and Insiders. The Dodd-Frank Act expanded the definition of "affiliate" for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

•
Consumer Financial Protection Bureau. The Dodd-Frank Act created an independent federal agency called the Consumer Financial Protection Bureau (the "CFPB"), which has been granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but are still examined and supervised by their federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. The Dodd- Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•
Final Volcker Rule. In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule." Under these rules and subject to certain exceptions, banking entities, including the Holding Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds." These rules were originally scheduled to become effective on April 1, 2014; however certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. At December 31, 2017, neither the Holding Company nor the Bank held any investment positions which were subject to the Volcker Rule. Therefore, while these new rules may require the Holding Company and/or the Bank to conduct certain internal analyses and reporting, we believe that the rules will not require any material changes in their respective operations or business.

The Dodd-Frank Act was enacted under the administration of former President Barack Obama and many of the rules and regulations implementing the provisions of the Dodd-Frank Act were enacted during that administration. The current administration under President Trump has sought to roll-back key pieces of the Dodd-Frank Act in an effort to loosen regulatory restrictions on financial institutions including, but not limited to, easing the “Volker Rule,” stress tests and other constraints on financial institutions. Federal banking regulators are currently seeking public input on revisions to key provisions of the Dodd-Frank Act and its implementing regulations in order to effectuate the current Administration’s initiatives of continued financial deregulation. In light the current Administration’s continuing efforts in this regard, the Holding Company cannot predict which provisions of the Dodd-Frank Act will be repealed, put in to effect, delayed or enforced under the current Administration and, therefore, cannot predict the effect, if any, that the Dodd-Frank Act will have on the Holding Company's future operations and financial condition.

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

Transactions with Affiliates and Insiders. The Holding Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act, and the FRB's Regulation W. Under Sections 23A and 23B and Regulation W, loans by the Bank to affiliates, investments by them in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower is limited to 10% of the Bank's capital, in the case of any one affiliate, and is limited to 20% of the Bank's capital, in the case of all affiliates. In addition, transactions between the Bank and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts.
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

Limitations on Dividend Payments. As applicable to the Holding Company, California Corporations Code Section 500 provides that neither the Holding Company nor any of its subsidiaries shall make a distribution to the Holding Company’s shareholders unless the board of directors has determined in good faith that either:

•	The amount of retained earnings of the Holding Company immediately prior to the distribution equals or exceeds the amount of the proposed distribution, or

•	Immediately after the distribution, the value of the Holding Company’s assets would equal or exceed the sum of its total liabilities.

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

The Bank

As a California state-chartered bank and a member of the Federal Reserve, the Bank is subject to regulation, supervision and regular examination by the FRB, and the DBO. The Bank is subject to California laws insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $250,000 per customer and, as such, the Bank is subject to the applicable provisions of the FDIA and the regulations of the FDIC. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

As of December 31, 2017, the Company and the Bank were "well-capitalized" under these capital standards. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2017 are set forth under the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS - Regulatory Matters - Capital Adequacy.”

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

In September 2014, the federal banking agencies approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which apply to the Company or the Bank. On October 31, 2014, the Basel Committee on Banking Supervision issued its final standards for the NSFR, entitled “Basel III: The Net Stable Funding Ratio.” On May 3, 2016, the FRB issued a proposed requiring bank holding companies to maintain a minimum level of stable funding relative to the liquidity of their assets, derivatives, and commitments, over a one-year period and to publicly disclose information about their NSFR levels each quarter. However, this proposed rule would not apply to holding companies with less than $50 billion in total consolidated assets and would not apply to community banks and, therefore, would not apply to the Company and the Bank.

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

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions. At December 31, 2017 the Bank owned 28,152 shares of the FHLB-SF capital stock.

Federal Reserve Bank

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2017, the Bank was in compliance with these requirements.

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
Employees

At December 31, 2017, the Company employed 128 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2017.

Item 2 - Properties

The Bank’s main bank branch is located at 2151 West Shaw Avenue, Fresno, California. The Company owns the building and leases the land under a sublease dated December 1, 1986, between Central Bank and USB. The current sublessor under the master ground lease is Bank of the West, which acquired the position through the purchase of Central Bank. The lessor under the ground lease (Master Lease) is Thomas F. Hinds. The lease was renewed on January 1, 2016 set to expire December 31, 2020.The Company has options to extend the term for three (3) additional periods of five (5) years under the same terms and conditions.

The Company leases the banking premises of approximately 6,450 square feet for its second of three Fresno branches at 7088 N. First St, Fresno, California., under a lease which commenced August 2005 and renewed July 2015 for a term of 10 years expiring July 2025. The facility provides space for the branch as well as the Real Estate Construction Department and the Indirect Consumer Lending Department. The branch was previously located at 1041 E. Shaw Avenue, Fresno, California, under a lease extension expiring February 28, 2005.

The Company leases the Oakhurst bank branch located at the Old Mill Village Shopping Center, 40074 Highway 49, Oakhurst, California. The branch facility consists of approximately 5,000 square feet. The original lease agreement was signed April 1999 for 15 years with two 5-year options to extend the lease. In April 2014, the Company exercised the first option which will be ending in April 2019.

The Company owns the Caruthers bank branch located at 13356 South Henderson, Caruthers, California, which consists of approximately 5,000 square feet of floor space.

The Company owns the San Joaquin bank branch facility located at 21574 Manning Avenue, San Joaquin, California. The bank branch is approximately 2,500 square feet.

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

The Company leases the Convention Center bank branch located at 855 “M” Street, Suite 130, Fresno, California. Total space leased is approximately 4,520 square feet, and was occupied during March 2004. The fifteen-year lease expires in March 2019. There are no extension provisions.

The Company owns the Taft bank branch office premises located at 523 Cascade Place, Taft, California. The branch facility consist of approximately 9,200 square feet of office space.

 The Company owns the Bakersfield bank branch facility located at 3404 Coffee Road, Bakersfield, California, which has approximately 6,130 square feet of office space located on 1.15 acres.

The Company leases the Campbell bank branch located at 1875 S. Bascom Ave., Suite 19, Campbell, California, which has approximately 2,984 square feet. The lease commenced on January 1, 2011 and expires on December 31, 2020.

The Company owns its administrative headquarters at 2126 Inyo Street, Fresno, California and is occupied by the Company’s administrative staff. The facility consists of approximately 21,400 square feet. A portion of the premises has been subleased to a third-party under a lease term which expires in March 2020 with a 5-year option for renewal.

The Company leases its financial services facility located at 5260 N. Palm Ave., Suite 215, Fresno, CA. The lease commenced on September 1, 2017 and expires on August 31, 2022.

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

The following table sets forth the high and low closing sales prices by quarter for the Company's common stock, for the years ended December 31, 2017 and 2016.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2017	$11.10	$9.20	1,339,681
3rd Quarter 2017	$9.85	$8.75	1,134,983
2nd Quarter 2017	$9.85	$7.05	2,668,596
1st Quarter 2017	$8.12	$7.13	541,529
4th Quarter 2016	$8.10	$6.10	752,732
3rd Quarter 2016	$6.54	$5.73	490,366
2nd Quarter 2016	$6.44	$4.92	1,031,090
1st Quarter 2016	$5.30	$4.65	756,080

At December 31, 2017, there were approximately 606 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

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

The Company distributed a 1% stock dividend to shareholders on April 7, 2017, a $0.05 cash dividend to shareholders on May 8, 2017 and July 7, 2017, and a $0.07 cash dividend to shareholders on October 10, 2017. The Company distributed a 1% stock dividend to shareholders on January 15, 2016, April 15, 2016, July 18, 2016, and October 21, 2016.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	94,601	(1)	$7.87	651,389
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	94,601		$7.87	651,389
(1) Under the United Security Bancshares 2015 Equity Incentive Award Plan (2015 Plan), the Company is authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). At December 31, 2017, there were 46,511 shares of restricted stock issued and outstanding.

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

As of December 31, 2017, there were 732,556 shares available for repurchase. The Company did not repurchase any common shares during the years ended December 31, 2017 and 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) failure to comply with the regulatory agreement under which the Company is subject, vii)  expected cost savings from recent acquisitions are not realized, viii) potential impairment of goodwill and other intangible assets, and ix) technology implementation problems and information security breaches. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

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
The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued into the fourth quarter of 2017. The severe declines in residential construction and home prices that began in 2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, it will also maintain its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices and housing start numbers improved in the five county region from Merced to Kern beginning in 2013.
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
The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2018 and beyond. The previous pressure on net margins as interest rates hit historical lows may now be ending as interest rates are anticipated to rise slowly. As a result, market rates of interest and asset quality will continue to be important factors in the Company’s ongoing strategic planning process.

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

Fair Value

Effective January 1, 2007, the Company adopted fair value option accounting standards choosing to apply the standards to its junior subordinated debt. The Company concurrently adopted the accounting standards related to fair value measurements. The accounting standards related to fair value measurements define how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2017 and 2016, the Company recorded fair value adjustments related to its junior subordinated debt totaling losses of $882,000 and $518,000, respectively. (See Notes 8 and 13 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are measured using current tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered. If the Company’s future income is not sufficient to apply the deferred tax assets within the tax years to which they may be applied, the deferred tax asset may not be realized and the Company’s income will be reduced. The Company recorded no valuation allowance against its deferred tax assets at December 31, 2017 and 2016.

On January 1, 2007, the Company adopted accounting standards related to uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the accounting standards, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-

likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

Pursuant to the accounting standards related to uncertainty in income taxes, the Company will continue to re-evaluate existing tax positions, as well as new positions as they arise. If the Company determines in the future that its tax positions are not “more likely than not” to be sustained (as defined) by taxing authorities, the Company may need to recognize additional tax liabilities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, was signed into law, reducing the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, The Company’s net deferred tax asset was revalued at the new lower tax rate as of December 31, 2017.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $8,640,000 or $0.51 per share ($0.51 diluted) for the year ended December 31, 2017, as compared to $7,385,000 or $0.44 per share ($0.44 diluted) for the same period in 2016. The increase of $1,255,000 between December 31, 2016 and December 31, 2017 is primarily the result of increases in interest-earning assets. Interest income increased by $3,457,000 between December 31, 2016 and December 31, 2017. Non-interest income decreased by $208,000.

The Company’s return on average assets was 1.07% for the year ended December 31, 2017, and 0.98%year ended December 31, 2016. The Company’s return on average equity was 8.63% for the year ended December 31, 2017, as compared to 7.86% for the year ended December 31, 2016.

As with variances in net income, changes in the return on average assets and average equity experienced by the Company during 2017 and 2016 were effected by increases in average loan balances and net interest income.

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2017, and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

(In thousands except per share data and ratios)	2017	2016	2015	2014	2013
Selected Financial Ratios:
Return on average assets	1.07%	0.98%	0.98%	0.93%	1.13%
Return on average shareholders' equity	8.63%	7.86%	7.88%	7.80%	10.09%
Average shareholders' equity to average assets	12.46%	12.43%	12.41%	11.88%	11.20%
Dividend payout ratio	33.21%	—%	—%	—%	—%

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

Net interest income before provision for credit losses totaled $31,200,000 for the year ended December 31, 2017, representing an increase of $3,136,000, or 11.17%, when compared to the $28,064,000 reported for the same period of the previous year. Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin, as shown in Table 1, increased to 4.27% for the year ended December 31, 2017, when compared to 4.11% for the year ended December 31, 2016, and increased from 4.22% for the year ended December 31, 2015.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and interest differentials
Years ended December 31, 2017, 2016, and 2015

		2017			2016			2015
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans and leases (1)	$569,079	$30,817	5.42%	$540,777	$28,182	5.21%	$493,375	26,469	5.36%
Investment Securities – taxable	52,513	901	1.72%	49,612	825	1.66%	40,616	722	1.78%
Interest-bearing deposits in other banks	644	5	0.78%	1,517	8	0.53%	1,525	6	0.39%
Interest-bearing deposits in FRB	108,218	1,207	1.12%	90,393	458	0.51%	83,709	213	0.25%
Total interest-earning assets	730,454	$32,930	4.51%	682,299	$29,473	4.32%	619,225	27,410	4.43%
Allowance for credit losses	(9,067)			(9,311)			(11,357)
Noninterest-earning assets:
Cash and due from banks	22,225			21,886			22,279
Premises and equipment, net	10,613			10,497			11,174
Accrued interest receivable	4,594			2,568			1,601
Other real estate owned	5,998			9,100			13,466
Other assets	39,313			36,658			40,086
Total average assets	$804,130			$753,697			$696,474
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$87,867	$117	0.13%	$85,357	$111	0.13%	$79,977	108	0.14%
Money market accounts	154,629	703	0.45%	148,911	567	0.38%	139,220	461	0.33%
Savings accounts	79,202	183	0.23%	67,590	145	0.21%	62,163	159	0.26%
Time deposits	76,856	423	0.55%	73,680	344	0.47%	74,193	328	0.44%
Junior subordinated debentures	9,211	304	3.30%	8,058	242	3.00%	9,410	225	2.39%
Total interest-bearing liabilities	407,765	$1,730	0.42%	383,596	$1,409	0.37%	364,963	$1,281	0.35%
Noninterest-bearing liabilities:
Noninterest-bearing checking	289,334			268,712			237,034
Accrued interest payable	102			81			73
Other liabilities	6,769			7,592			8,005
Total average liabilities	703,970			659,981			610,075

Total average shareholders' equity	100,160			93,716			86,399
Total average liabilities and shareholders' equity	$804,130			$753,697			$696,474
Interest income as a percentage of average earning assets			4.51%			4.32%			4.43%
Interest expense as a percentage of average earning assets			0.24%			0.21%			0.21%
Net interest margin			4.27%			4.11%			4.22%
(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $537 for the year ended December 31, 2017, loan costs of approximately $163 for the year ended December 31, 2016, and loan fees of $163 for the year ended December 31, 2015.

The prime rate rose from 3.75% to 4.50% during 2017 and is expected to see further increases during 2018. These increases will affect rates for both loans and customer deposits, both of which are likely to increase as the prime rate increases.

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

Table 2.  Rate and Volume Analysis

	2017 compared to 2016			2016 compared to 2015
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$2,635	$1,216	1,419	$1,713	$(774)	2,487
Investment securities	76	30	46	103	(49)	152
Interest-bearing deposits in other banks	(3)	5	(8)	(205)	(205)	—
Interest-bearing deposits in FRB	749	535	214	452	418	34
Total interest income	3,457	1,786	1,671	2,063	(610)	2,673
Increase (decrease) in interest expense:
Interest-bearing demand accounts	142	118	24	109	68	41
Savings accounts	38	12	26	(14)	(27)	13
Time deposits	79	64	15	16	18	(2)
Subordinated debentures	62	26	36	17	52	(35)
Total interest expense	321	220	101	128	111	17
Increase (decrease) in net interest income	$3,136	$1,566	1,570	$1,935	$(721)	2,656

The net interest margin rose in 2017 due to increase in loan portfolio yields, yields of overnight investments with the Federal Reserve Bank, and investment securities yields. The Company has successfully sought to mitigate the low interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.42% during the year ended December 31, 2017, as compared to 5.21% and 5.36% for the years ended December 31, 2016 and 2015, respectively.  For the year ended December 31, 2017, total interest income increased approximately $3,457,000, or 11.73%, as compared to the year ended December 31, 2016, reflective of an increase of $2,635,000 in loan interest income. Average interest-earning assets increased approximately $48,155,000 between 2017 and 2016 and the rate on interest-earning assets increased 19 basis points during the two periods. The increase in average earning assets between 2017 and 2016 consisted of increases of $28,302,000 in loans, increases of $17,825,000 in interest-bearing deposits held at the Federal Reserve Bank, and increases of $2,901,000 in investment securities. Average interest-earning assets increased approximately $63,074,000 between 2016 and 2015 and the rate on interest earning assets decreased 11 basis points during the two periods. The average rates on loans decreased 15 basis points between the two periods, and the average rate on investment securities decreased approximately 12 basis points during the year ended December 31, 2016, as compared to the same period of 2015.  The rate on interest earning assets decreased during the year ended December 31, 2016 due to decreases in loan and overnight deposit yields.

For the year ended December 31, 2017, total interest expense increased approximately $321,000, or 22.78%, as compared to the year ended December 31, 2016. Between those two periods, average interest-bearing liabilities increased by $24,169,000, and the average rates paid on these liabilities increased by 5 basis points. CDARs reciprocal deposits, which are preferred by some depositors, have decreased from $10.8 million to $7.4 million.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/17	YTD Average 12/31/16	YTD Average 12/31/15
Loans	77.91%	79.26%	79.68%
Investment securities available for sale	7.18%	7.27%	6.56%
Interest-bearing deposits in other banks	0.09%	0.22%	0.25%
Interest-bearing deposits in FRB	14.82%	13.25%	13.51%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	21.55%	22.25%	21.91%
Money market accounts	37.92%	38.82%	38.15%
Savings accounts	19.42%	17.62%	17.03%
Time deposits	18.85%	19.21%	20.33%
Subordinated debentures	2.26%	2.10%	2.58%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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
For the year ended December 31, 2017, the provision to the allowance for credit losses totaled $24,000. The recovery of provision for the year ended December 31, 2016 totaled $21,000. The recovery of provision for the year ended December 31, 2015 totaled $41,000.

The allowance for credit losses decreased to 1.54% of total loans during the year ended December 31, 2017, as compared to 1.56% at December 31, 2016, and 1.88% at December 31, 2015. The negative loan loss provisions recorded during 2015 and 2016, and the provision of $24,000 recorded during 2017, are a result of continuing improvements in the overall credit quality of the loan portfolio, overall improvements in economic conditions over the recent years, and improvements in loans collateral property values. For further discussion, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality and Allowance for Credit Losses.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

(In thousands)	2017	% of Total	2016	% of Total	2015	% of Total
Customer service fees	$3,851	89.43%	$3,792	84.01%	$3,620	76.45%
Increase in cash surrender value of BOLI/COLI	534	12.40%	530	11.74%	$519	10.96%
Loss on fair value option of financial liabilities	(882)	(20.48)%	(518)	(11.48)%	$(73)	(1.54)%
Gain on sale of other assets	73	1.70%	—	0.00%	$10	0.21%
Gain on redemption of junior subordinated debenture	—	0.00%	—	0.00%	$78	1.65%
Gain (loss) on other investments	3	0.07%	—	0.00%	$(23)	(0.49)%
Other	727	16.88%	710	15.73%	$604	12.76%
Total	$4,306	100.00%	$4,514	100.00%	$4,735	100.00%

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2017 decreased $208,000 or 4.61% when compared to the same period of 2016. Customer service fees, the primary component of noninterest income, increased $59,000 or 1.56% between the two periods presented. The decrease in noninterest income of $208,000 between the two periods is the result of a loss on the fair value of a liability of $882,000 during 2017 as compared to a loss of $518,000 during 2016, partially offset by the increase in customer services fees. The change in the fair value of financial liability was primarily caused by fluctuations in the LIBOR yield curve. The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low in concert with market rates over the last three or four years. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 3.20% and 2.29% at December 31, 2017 and 2016, respectively.

Noninterest income for the year ended December 31, 2016, decreased $221,000 or 4.67% when compared to the same period of 2015. Customer service fees increased $172,000 or 4.75% between the two periods. The decrease in noninterest income of $221,000 is the result of a loss on the fair value of a liability of $518,000 during 2016 as compared to a loss of $73,000 during 2015, partially offset by increases in customer service fees.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2017, 2016, and 2015:

	2017		2016		2015
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$10,821	1.48%	$10,628	1.56%	$9,921	1.60%
Occupancy expense	4,254	0.58%	4,222	0.62%	4,042	0.65%
Data processing	119	0.02%	148	0.02%	126	0.02%
Professional fees	1,433	0.20%	1,493	0.22%	1,137	0.18%
FDIC/DFI assessments	391	0.05%	767	0.11%	959	0.15%
Directors fees	289	0.04%	284	0.04%	277	0.04%
Correspondent bank service charges	—	—%	—	—%	—	—%
Loss on CA Tax Credit Partnership	109	0.01%	158	0.02%	73	0.01%
Net (gain) cost on operation and sale of OREO	(150)	(0.02)%	263	0.04%	619	0.10%
Other	2,537	0.35%	2,382	0.35%	2,444	0.39%
Total	$19,803	2.71%	$20,345	2.98%	$19,598	3.14%

Noninterest expense decreased $542,000 or 2.66% between the years ended December 31, 2017 and 2016. The net decrease in noninterest expense between the comparative periods is primarily the result of decreases in net cost on operation and sale of OREO and regulatory assessments, partially offset by increases in salaries. Noninterest expense increased $747,000 between the years ended December 31, 2016 and 2015, due to increases in salaries and employee benefits and occupancy expense, partially offset by a decreases in regulatory assessments and the net cost on operation and sale of OREO.

Included in net costs on operations of OREO for the years ended December 31, 2017 and 2016, are gains on the sale of OREO totaling $336,000 and $37,000, respectively, and OREO operating expenses totaling $186,000 and $300,000, respectively. There were no impairment losses on OREO recorded during the years ended 2016 and 2017.

During the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation expense of $97,000 and $26,000 (less than $0.01 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits. If new stock options or units are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

Income Taxes

The Company’s income tax expense is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the Company’s pretax income or loss shown in the statements of operations and comprehensive income. As pretax income or loss amounts become smaller, the impact of these differences become more significant and are reflected as variances in the Company’s effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the Company’s statements of operations and comprehensive income. As of December 31, 2017 the effective tax rate rose to 45%, from 40% as a result of the 2017 Tax Cuts and Jobs Act. As a result of this rate change the Company’s net deferred tax asset was revalued resulting in a write-down of $986,000. The impact to earnings for the fourth quarter 2017 is $0.06 per share.

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

The Company has reviewed all of its tax positions as of December 31, 2017, and has determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased by $17,864,000 or 2.27% during the year from a balance of $787,972,000 at December 31, 2016 to $805,836,000 at December 31, 2017, and increased $80,192,000 or 11.05% from the balance of $725,644,000 at December 31, 2015. During the year ended December 31, 2017, increases of $31,191,000 were experienced in net loans. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased a net $14,554,000, and investment securities decreased by $11,769,000 during the year ended December 31, 2017. Total deposits of $687,693,000 at December 31, 2017, increased $11,064,000, or 1.64%, from the balance of $676,629,000 reported at December 31, 2016, and increased $65,888,000, or 10.60%, from the balance of $621,805,000 reported at December 31, 2015.

During the year ended December 31, 2016, increases of $56,269,000 were experienced in net loans. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased a net $8,767,000, while investment securities increased by $26,598,000 during the year ended December 31, 2016. Total deposits of $676,629,000 at December 31, 2016 increased $54,824,000, or 8.82%, from the balance reported at December 31, 2015 of $621,805,000, and $111,256,000 or 19.68% from the balance of $563,287,000 reported at December 31, 2014.

Earning assets averaged approximately $730,454,000 during the year ended December 31, 2017, as compared to $682,299,000 for the year ended December 31, 2016. Average interest-bearing liabilities increased to $407,765,000 for the year ended December 31, 2017, as compared to $383,596,000 for the year ended December 31, 2016.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $601,351,000 at December 31, 2017, representing an increase of $31,592,000, or 5.54%, when compared to the balance of $569,759,000 at December 31, 2016. During 2017, average loans increased 5.23% when compared to the year ended December 31, 2016. Average loans totaled $569,079,000, $540,777,000, and $493,375,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2017		2016		2015		2014		2013
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and Industrial	$47,026	7.8%	$49,005	8.6%	$55,826	10.8%	$62,369	13.6%	$70,686	17.9%
Real estate mortgage	306,293	50.9%	288,200	50.6%	252,232	48.9%	214,877	46.9%	197,365	49.9%
RE construction & development	122,970	20.4%	130,687	22.9%	130,596	25.3%	137,158	30.0%	87,004	22.0%
Agricultural	59,481	9.9%	56,918	10.0%	52,137	10.1%	31,713	6.9%	30,932	7.8%
Installment/other	65,581	10.9%	44,949	7.9%	24,527	4.9%	11,802	2.6%	9,330	2.4%
Total Loans	$601,351	100.0%	$569,759	100.0%	$515,318	100.0%	$457,919	100.0%	$395,317	100.0%

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. Total loans increased $31,592,000 during 2017. There were increases of $18,093,000, or 6.28%, in real estate mortgage loans, $20,632,000, or 45.9%, in installment loans, and $2,563,000, or 4.5%, in agriculture loans when compared to the previous year. Real estate construction and development loans decreased $7,717,000, or 5.90%, and commercial and industrial loans decreased $1,979,000, or 4.04%.

Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 36.76% and 35.14%, of the total loan portfolio at December 31, 2017 and December 31, 2016, respectively. Commercial real estate loans increased $20,819,000 during 2017. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past few years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. Additionally, the Company purchases residential mortgage pools. Residential mortgage loans are generally 30-year amortizing loans with maturities of between three and five years. These loans totaled $84,804,000 or 14.10% of the portfolio at December 31, 2017, and $87,388,000, or 15.34% of the portfolio at December 31, 2016. The Bank held no purchased loan participations at December 31, 2017 or December 31, 2016. Loan participations sold increased from $3,760,000 or 0.7% of the portfolio at December 31, 2016, to $7,535,000, or 1.3%, at December 31, 2017.

During 2016, the Company experienced an increase of $35,968,000, or 14.3%, in real estate mortgage loans, an increase of $20,422,000, or 83.3%, in installment loans, an increase of $4,781,000, or 9.2%, in agricultural loans, and an increase of $91,000, or 0.1%, in construction loans.

At December 31, 2017, approximately 56.1% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Residential housing markets continued to strengthen during 2017, and, as a result, real estate mortgage loans increased $18,093,000. Real estate construction loans decreased $7,717,000, or 5.9%, during 2017, as compared to an increase in real estate construction loans of $91,000, or 0.1%, during 2016. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, which primarily consist of short-term, floating rate loans for crop financing, increased $2,563,000, or 4.5%, between December 31, 2016 and December 31, 2017. Commercial loans, consisting primarily of loans for non real estate business operations, decreased $1,979,000, or 4.04%.

The real estate mortgage loan portfolio totaling $306,293,000 at December 31, 2017, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the predominate segment of the portfolio, with balances of $221,032,000, and $200,213,000 at December 31, 2017 and 2016, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly secured by commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but does purchase mortgage portfolios. The residential real estate mortgage portfolio had balances of $84,804,000 and $87,388,000 at December 31, 2017 and 2016, respectively. The Company's home equity loan portfolio totaled $457,000 at December 31, 2017, and $599,000 at December 31, 2016.

Included within the installment loan portfolio are $60,595,000 in student loans as of December 31, 2017, as compared to $38,514,000 at December 31, 2016. The student loan portfolio consists of unsecured loans to medical and pharmacy students currently enrolled in medical and pharmacy schools in the US and the Caribbean.  Loan interest rates range from 3.875% to 8.875%. These loans are typically insured through a Surety Bond issued by ReliaMax Surety Company. At December 31, 2017, $6,473,000 in loans were in repayment compared to $3,759,000 as of December 31, 2016. Accrued interest on student loans was $4,261,000 and $1,850,000 as of December 31, 2017 and 2016, respectively.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2017. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total
Commercial and agricultural	$41,288	$30,683	$34,537	$106,508
Real estate construction & development	73,686	46,944	2,340	122,970
Real estate – mortgage	38,290	111,910	156,093	306,293
All other loans	2,917	1,721	60,942	65,580
Total Loans	$156,181	$191,258	$253,912	$601,351

For the year ended December 31, 2017 and 2016, the average yield on loans was 5.42% and 5.21%, respectively.  The Company utilizes rate floors intended to mitigate interest rate risk if interest rates fall, as well as to compensate the Company for additional credit risk under current market conditions. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest.

At December 31, 2017 and 2016, approximately 52.0% and 45.3% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2017. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

	Due in one	Due after one Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$75,383	$142,286	$43,865	$261,534
Floating rate loans	75,503	109,848	149,171	334,522
Total accruing loans	150,886	252,134	193,036	596,056
Nonaccrual loans:
Fixed rate loans	5,102	—	—	5,102
Floating rate loans	194	—	—	194
Total nonaccrual loans	5,296	—	—	5,296
Total Loans	$156,182	$252,134	$193,036	$601,352

Securities

The following is a comparison of the amortized cost and approximate fair value of available-for-sale securities for the years indicated:

	December 31, 2017		December 31, 2016		December 31, 2015
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)	Amortized Cost	Fair Value (Carrying Amount)	Amortized Cost	Fair Value (Carrying Amount)
Available-for-sale:
U.S. Government agencies	$19,683	$19,954	$22,992	$23,203	$9,778	$10,123
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	22,391	22,031	30,867	30,572	16,835	16,958
Mutual Funds	4,000	3,737	4,000	3,716	4,000	3,812
Total available-for-sale	$46,074	$45,722	$57,859	$57,491	$30,613	$30,893

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2017 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$—	—%	$688	1.16%	$18,995	1.41%	$19,683	1.40%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	94	2.14%	4,498	2.40%	6,996	2.41%	10,803	3.17%	22,391	2.77%
Mutual Funds	4,000	2.02%	—	—%	—	—%	—	—%	4,000	2.02%
Total amortized cost	$4,094	2.02%	$4,498	2.40%	$7,684	2.30%	$29,798	2.05%	$46,074	2.12%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2017 and 2016, available-for-sale securities with an amortized cost of approximately $34,780,746 and $19,653,625, respectively (fair value of $34,542,543 and $16,670,290, respectively) were pledged as collateral for public funds and FHLB borrowings.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Core deposits, consisting of all deposits other than time deposits of $250,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 97.0% and 93.5% of the total deposit portfolio at December 31, 2017 and 2016, respectively. The Company continues to maintain a low reliance on brokered deposits while maintaining sufficient liquidity. Brokered deposits totaled $7,421,000 or 1.08% of total deposits at December 31, 2017, as compared to $28,132,000, or 4.16% at December 31, 2016.

 The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Noninterest-bearing deposits	$307,299	$262,697	$262,168	$215,439	$214,317
Interest-bearing deposits:
NOW and money market accounts	234,154	235,873	226,886	211,290	198,928
Savings accounts	81,408	75,068	63,592	60,499	45,758
Time deposits:
Under $250,000	51,687	87,419	58,122	65,844	28,825
$250,000 and over	13,145	15,572	11,037	12,301	54,661
Total interest-bearing deposits	380,394	413,932	359,637	349,934	328,172
Total deposits	$687,693	$676,629	$621,805	$565,373	$542,489

The following table sets forth the year-end percentages of total deposits by category for the years indicated:

	December 31,
	2017	2016	2015	2014	2013
Noninterest-bearing deposits	44.69%	38.82%	42.16%	38.11%	39.51%
Interest-bearing deposits:
NOW and money market accounts	34.05%	34.86%	36.49%	37.37%	36.67%
Savings accounts	11.84%	11.09%	10.23%	10.70%	8.43%
Time deposits:
Under $250,000	7.52%	12.92%	9.35%	11.65%	5.31%
$250,000 and over	1.91%	2.30%	1.77%	2.18%	10.08%
Total interest-bearing deposits	55.31%	61.18%	57.84%	61.89%	60.49%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Increases in total deposits have been realized during each of the last five years. During the year ended December 31, 2017, noninterest-bearing deposits increased $44,602,000, or 16.98%. Total time deposits decreased $38,159,000, or 37.05%, during the year ended December 31, 2017, and brokered deposits, a component of total time deposits, decreased by $20,711,000, or 73.62%, during the year. Savings accounts increased $6,340,000, or 8.45%, and NOW and money market decreased $1,719,000, or 0.73%, during the year ended December 31, 2017.

During the year ended December 31, 2016, increases were experienced across all categories. Total time deposits increased $33,832,000, or 48.92%, during the year ended December 31, 2016, and brokered deposits, a component of total time deposits, increased $19,586,000, or 4.16%, during the year. Increases in savings accounts and NOW and money market accounts of $11,476,000, or 18.05%, and $8,987,000, or 3.96%, respectively, were realized during the year ended December 31, 2016. Noninterest-bearing deposits increased $529,000 during the year.

On a year-to-date average basis, total deposits increased $43,638,000, or 6.8%, between the years ended December 31, 2016 and December 31, 2017. Of that total, interest-bearing deposits increased by $23,016,000, or 6.13%, and noninterest-bearing deposits increased $20,622,000, or 7.67%, during 2017. On average, the Company experienced increases in all deposit account categories between the years ended December 31, 2016 and December 31, 2017. On a year-to-date average basis, total deposits increased by $51,663,000, or 8.7%, between the years ended December 31, 2015 and December 31, 2016. Of that total, interest-bearing deposits increased by $19,985,000, or 5.60%, and noninterest-bearing deposits increased $31,678,000, or 13.36%, during 2016. On average, the Company experienced decreases in time deposits, while NOW accounts, money market and savings accounts increased between the years ended December 31, 2015 and December 31, 2016.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2017, 2016, and 2015:

	2017		2016		2015
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
Checking accounts	$242,496	0.34%	$234,268	0.29%	$219,197	0.26%
Savings	79,202	0.23%	67,590	0.21%	62,163	0.26%
Time deposits (1)	76,856	0.55%	73,680	0.47%	74,193	0.44%
Noninterest-bearing deposits	289,334		268,712		237,034
(1) Included at December 31, 2017, are $13,145,000 in time certificates of deposit of $250,000 or more, of which $2,245,000 matures in three months or less, $5,868,000 matures in four to twelve months, and $3,980,000 matures in one to three years.

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

The Company had collateralized lines of credit with the FRB of $305,236,000 and $323,162,000, as well as FHLB lines of credit totaling $13,363,000 and $2,037,000 at December 31, 2017 and 2016, respectively. In addition, the Company obtained a $10,000,000 uncollateralized line of credit during 2013 from Pacific Coast Bankers Bank, a $20,000,000 uncollateralized line of credit during 2014 from Zion's Bank, and a $10,000,000 uncollateralized line of credit during 2017 from Union Bank. At December 31, 2017, the Company had no outstanding balances drawn against any of its lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

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

The eight segments of the Company’s loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to the Company’s loan classification reported elsewhere in this report):

Loan Segments for Loan Loss Reserve Analysis	Loan Balances at December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial and Business Loans	$46,065	$47,464	$54,503	$60,422	$68,460
Government Program Loans	961	1,541	1,323	1,947	2,226
Total Commercial and Industrial	47,026	49,005	55,826	62,369	70,686
Commercial Real Estate Term Loans	221,032	200,213	182,554	154,672	143,919
Single Family Residential Loans	84,804	87,388	68,811	59,095	52,036
Home Improvement/Home Equity Loans	457	599	867	1,110	1,410
Total Real Estate Mortgage	306,293	288,200	252,232	214,877	197,365
RE Construction and Development Loans	122,970	130,687	130,596	137,158	87,004
Agricultural Loans	59,481	56,918	52,137	31,713	30,932
Installment/other (1)	65,581	44,949	24,527	11,802	9,330
Total Loans	$601,351	$569,759	$515,318	$457,919	$395,317
(1) Consumer Loans

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At December 31, 2017, impaired and classified loans totaled $27,311,000, or 4.54%, of gross loans as compared to $29,838,000, or 5.24%, of gross loans at December 31, 2016.

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2017 and 2016, the formula reserve allocated to undisbursed commitments totaled $329,000 and $337,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2017, 2016 and 2015.

(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Specific allowance – impaired loans	$1,888	$1,360	$3,097
Formula allowance – classified loans not impaired	1,136	1,226	1,385
Formula allowance – special mention loans	181	248	75
Total allowance for special mention and classified loans	3,205	2,834	4,557
Formula allowance for pass loans	4,806	5,371	5,086
Unallocated allowance	1,256	697	70
Total allowance	9,267	8,902	9,713
Impaired loans	14,790	16,179	23,612
Classified loans not considered impaired	12,521	13,659	15,900
Total classified and impaired loans	27,311	29,838	39,512
Special mention loans not considered impaired	10,201	5,965	2,562

 The following table summarizes allowance for loan losses, nonperforming loans, and classified loans for the periods shown:

(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Allowance for loan losses - period end	$9,267	$8,902	$9,713
Net loans (recovered) charged off during period	(341)	(790)	1,017
Provision (recovery of provision) for credit loss	24	(21)	(41)
Loans outstanding at period-end	601,351	569,759	515,381
ALLL as % of loans at period-end	1.54%	1.56%	1.88%
Nonaccrual loans	5,296	7,264	8,193
Accruing restructured loans	6,084	5,146	11,028
Loans, past due 90 days or more, still accruing	485	1,250	—
Total non-performing loans	11,865	13,660	19,221
ALLL as % of nonperforming loans	78.10%	65.17%	50.53%
Impaired loans	14,790	16,179	23,612
Classified loans not considered impaired	12,521	13,659	15,900
Total classified and impaired loans	$27,311	$29,838	$39,512
ALLL as % of classified loans	33.93%	29.83%	24.58%

Impaired loans decreased $1,389,000 between December 31, 2016 and December 31, 2017 though the specific allowance related to those impaired loans increased $528,000 between December 31, 2016 and December 31, 2017 which was a result of payoffs throughout the year and the addition of newly identified impaired loans requiring specific reserves. The formula allowance related to criticized loans that are not impaired (including special mention and substandard) decreased by $157,000 between December 31, 2016 and December 31, 2017 through overall credit quality improvements. The level of “pass” loans increased approximately $29,907,000 between December 31, 2016 and December 31, 2017, while the related formula allowance decreased $565,000 during the same period. The formula allowance for "pass loans" is derived from loss factors using migration analysis and management's consideration of qualitative factors. The formula allowance for "pass loans" declined due to net recoveries in recent years resulting in lower loss factors as compared to prior years. The unallocated reserve totaled $1,256,000, or 13.6%, of the total ALLL at December 31, 2017. The increase in the unallocated reserve was a function of management's consideration of the inherent risks impacting the loan portfolio not reflected in the loss factors or qualitative factors. In evaluating the level of the unallocated reserve, management considered the Company's loan relationship and C&LD concentrations and its loss history relative to peers.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to December 31, 2017, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005 as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

At December 31, 2017 and 2016, the Company's recorded investment in loans for which impairment has been recognized totaled $14,790,000 and $16,179,000, respectively. Included in total impaired loans at December 31, 2017, are $7,187,000 of impaired loans for which the related specific allowance is $1,888,000, as well as $7,603,000 of impaired loans that, as a result of write-downs on the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2016 included $7,563,000 of impaired loans for which the related specific allowance was $1,360,000, as well as $8,616,000 of impaired loans that as a result of write-downs on the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $15,973,000 and $19,566,000 during the years ended December 31, 2017 and 2016, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method.

The largest category of impaired loans at December 31, 2017 was real estate construction and development loans, comprising of 40.38% of total impaired loans. Impaired construction loans decreased $302,000, impaired commercial and industrial loans decreased $1,691,000, impaired real estate mortgage loans increased $365,000, and impaired agricultural loans increased $1,204,000 during the year ended December 31, 2017. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $10,791,000, or 70.9%, are secured by real estate at December 31, 2017, as compared to $11,770,000, or 72.8%, of total impaired loans at December 31, 2016.

The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2017, 2016 and 2015.

	Balance	Allowance	Balance	Allowance	Balance	Allowance
(In thousands)	December 31, 2017	December 31, 2017	December 31, 2016	December 31, 2016	December 31, 2015	December 31, 2015
Commercial and industrial	$3,318	$534	$5,009	$757	$5,201	$530
Real estate – mortgage	4,296	488	3,931	603	5,293	635
Real estate construction and development	5,972	—	6,274	—	12,519	1,282
Agricultural	1,204	866	—	—	16	—
Installment/other	—	—	965	—	650	650
Total impaired loans	$14,790	$1,888	$16,179	$1,360	$23,679	$3,097

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance.

At December 31, 2017, residential mortgages comprised $2,542,000 of the $11,362,000 in TDRs and commercial real estate loans comprised $5,951,000 of total TDRs.

Total TDRs decreased by 8.44% at December 31, 2017, as compared to December 31, 2016. Nonaccrual TDRs decreased by 27.34% and accruing TDRs increased by 18.23% over the same period. All TDR categories decreased, except accruing commercial real estate and agricultural, when compared on a year-over-year basis. Many of these credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace.  Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

The following tables summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2017 and December 31, 2016.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2017	December 31, 2017	December 31, 2017
Commercial and industrial	$436	$194	$242
Real estate - mortgage:
Commercial real estate	1,233	454	779
Residential mortgages	2,542	288	2,254
Total real estate mortgage	3,775	742	3,033
Real estate construction and development	5,951	4,342	1,609
Agricultural	1,200	—	1,200
Installment/other	—	—	—
Total Troubled Debt Restructurings	$11,362	$5,278	$6,084

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2016	December 31, 2016	December 31, 2016
Commercial and industrial	$1,356	$565	$791
Real estate - mortgage:
Commercial real estate	1,454	1,126	328
Residential mortgages	2,368	—	2,368
Total real estate mortgage	3,822	1,126	2,696
Real estate construction and development	6,267	4,608	1,659
Agricultural	—	—	—
Installment/other	965	965	—
Total Troubled Debt Restructurings	$12,410	$7,264	$5,146

Of the $11,362,000 in total TDRs at December 31, 2017, $5,278,000 were on nonaccrual status at period-end. Of the $12,410,000 in total TDRs at December 31, 2016, $7,264,000 were on nonaccrual status at period-end. As of December 31, 2017, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type for the years ended December 31, 2017 and December 31, 2016.

(In thousands)	December 31, 2017	December 31, 2016
Commercial and industrial	$—	$4,416
Real estate - mortgage:
Commercial real estate	8,487	621
Residential mortgages	643	—
Home equity loans	—	—
Total real estate mortgage	9,130	621
RE construction & development	720	928
Agricultural	994	—
Installment/other	—	—
Total Special Mention Loans	$10,844	$5,965

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which affects loan pricing. Low interest rates and a weaker economy continue to dominate, even though real estate prices show signs of stabilization and interest rates have begun to rise. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company has agreed to increasing its level of troubled debt restructurings, when doing so makes economic sense. While business and consumer spending show improvement in recent quarters, current GDP remains anemic. It is difficult to forecast what impact the Federal Reserve actions will have on the economy. Local unemployment rates in the San Joaquin Valley have improved, but remain elevated compared with other regions and historically are higher as a result of the area's agricultural dynamics.  The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Total loans outstanding at end of period before deducting allowances for credit losses	$602,390	$570,834	$515,376	$459,575	$395,013
Average net loans outstanding during period	569,079	540,777	493,375	422,760	392,340
Balance of allowance at beginning of period	8,902	9,713	10,771	10,988	11,784
Loans charged off:
Real estate	(23)	(29)	—	(200)	(635)
Commercial, Industrial & Agricultural	(122)	(870)	(1,397)	(318)	(678)
Installment and other	(18)	(24)	(489)	(16)	(273)
Total loans charged off	(163)	(923)	(1,886)	(534)	(1,586)
Recoveries of loans previously charged off:
Real estate	95	55	225	728	1,538
Commercial and industrial & agricultural	201	60	630	330	279
Installment and other	208	18	14	104	71
Total loan recoveries	504	133	869	1,162	1,888
Net loans recovered (charged off)	341	(790)	(1,017)	628	302
Provision (recovery of provision) charged to operating expense	24	(21)	(41)	(845)	(1,098)
Balance of allowance for credit losses at end of period	$9,267	$8,902	$9,713	$10,771	$10,988
Net loan recoveries (charge-offs) to total average loans	0.06%	(0.15)%	(0.21)%	0.15%	0.08%
Net loan recoveries (charge-offs) to loans at end of period	0.06%	(0.14)%	(0.20)%	0.14%	0.08%
Allowance for credit losses to total loans at end of period	1.54%	1.56%	1.88%	2.34%	2.78%
Net loan recoveries (charge-offs) to allowance for credit losses	3.68%	(8.87)%	(10.47)%	5.83%	2.75%
Net loan recoveries (charge-offs) to provision (recovery of provision) for credit losses	1,420.83%	3,761.90%	2,480.49%	(74.32)%	(27.50)%

Loan charge-offs decreased $760,000 during the year ended December 31, 2017, when compared to the year ended December 31, 2016. Loan recoveries increased $371,000 during the same period. There were three loan charge-offs totaling $40,000 during the fourth quarter and an addition to the overdraft reserve of $6,000.

The following is a summary of the quarterly activity in the allowance for loan losses for the year ended December 31, 2017 (in thousands).

Description	Loss	Recoveries	Provision	Balance
Balance Forward				$8,902
1st quarter - 2017	$11	$36	$21	8,948
2nd quarter- 2017	104	214	(52)	9,006
3rd quarter - 2017	2	147	7	9,158
4th quarter - 2017	46	107	48	9,267
Total YTD - 2017	$163	$504	$24	$9,267

At December 31, 2017 and 2016, $329,000 and $337,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in accounts payable and other liabilities on the consolidated balance sheets.

Management believes that the 1.54% credit loss allowance to total loans at December 31, 2017 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that economic conditions may materialize which differ and more adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2017		2016		2015		2014		2013
(Dollars in thousands)	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans
Commercial and industrial	$1,408	0.23%	$1,843	0.32%	$1,652	0.32%	$1,218	0.27%	$2,340	0.59%
Real estate – mortgage	1,182	0.20%	1,430	0.25%	1,449	0.28%	1,653	0.36%	1,862	0.47%
RE construction and development	2,903	0.48%	3,378	0.59%	4,629	0.90%	6,278	1.37%	5,533	1.40%
Agricultural	1,631	0.27%	666	0.12%	655	0.13%	482	0.11%	583	0.15%
Installment/other	887	0.15%	888	0.16%	1,258	0.24%	293	0.06%	275	0.07%
Not allocated	1,256	0.21%	697	0.12%	70	0.01%	847	0.18%	395	0.10%
	$9,267	1.54%	$8,902	1.56%	$9,713	1.88%	$10,771	2.35%	$10,988	2.78%

During 2017, reserve allocations as a percentage of loans decreased for commercial and industrial, real estate mortgage, real estate construction and development, and installment loans. These decreases are a result of a combination of factors including decreases in charge-offs, classified and past due loans, and credit quality improvements. Increases in reserve allocation for agricultural loans was primarily due to the growth of the loan segment, adjusted by the change in the qualitative factors related to the nature and volume of the portfolio.

During 2016, reserve allocations as a percentage of loans decreased for real estate mortgage, real estate construction and development, agriculture and installment loans. These decreases are a result of a combination of factors including decreases in charge-offs, classified and past due loans, and credit quality improvements.

During 2015, reserve allocations as a percentage of loans decreased for real estate mortgage and real estate construction and development loans. These decreases are a result of a combination of factors including decreases in charge-offs, classified and past due loans, and credit quality improvements. Increases in reserve allocation for commercial and industrial, agricultural, and installment and other loans was primarily due to the growth of the loan segment, adjusted by the change in the qualitative factors related to the nature and volume of the portfolio.

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Formula allowance	$6,123	$6,845	$6,546	$9,209	$9,831
Specific allowance	1,888	1,360	3,097	715	762
Unallocated allowance	1,256	697	70	847	395
Total allowance	$9,267	$8,902	$9,713	$10,771	$10,988

The total formula allowance has decreased steadily over the past five years. This downward trend is the result of reduced net charge offs coupled with continued improving economic conditions.

No loans were classified as doubtful at December 31, 2017. There was one real estate-collateralized installment loan with a recorded investment of $965,000 classified as doubtful at December 31, 2016.

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of future material events and trends are not reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involves a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not allocate the unallocated allowance among segments of the portfolio. At December 31, 2017 and December 31, 2016, the Company had unallocated allowances of $1,256,000 and $697,000. Management’s estimate of the unallocated allowance are based upon a number of underlying factors including 1) current loan concentrations 2) historical loss history relative to peers during the economic crises 3) the effect of soft real estate markets, and 4) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, which, if any one were not to perform to contractual terms, would have a material impact on the allowance.

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

 The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans (1)	$5,296	$7,264	$8,193	$9,935	$12,341
Accruing restructured loans	6,084	5,146	11,028	5,641	5,761
Loans, past due 90 days or more, still accruing	485	1,250	—	—	—
Total non-performing loans	11,865	13,660	19,221	15,576	18,102
Other real estate owned	5,745	6,471	12,873	14,010	13,946
Total non-performing assets	$17,610	$20,131	$32,094	$29,586	$32,048

Non-performing loans to total gross loans	1.95%	2.40%	3.73%	3.40%	4.58%
Non-performing assets to total gross loans	2.90%	3.53%	6.23%	6.47%	8.11%
Allowance for loan losses to nonperforming loans	78.94%	65.17%	50.53%	69.15%	60.70%
 (1) Included in nonaccrual loans at December 31, 2017 and 2016 are restructured loans totaling $5,278 and $7,264, respectively.

Non-performing assets at December 31, 2017 decreased $2,646,000 between December 31, 2016 and December 31, 2017, due to a decrease in nonaccrual loans of $1,968,000 and a decrease of $726,000 in other real estate owned, offset by an increase of $938,000 in accruing restructured loans,

Non-performing assets decreased $11.963,000 between December 31, 2015 and December 31, 2016, due to a decrease of $929,000 in nonaccrual loans, a decrease of $5,881,000 in accruing restructured loans, and a decrease of $6,402,000 in other real estate owned, offset by $1,250,000 in loans past due 90 days or more but still accruing.

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

The following table summarizes various nonperforming components of the loan portfolio as compared to total loans for the periods shown.

(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Recovery of provision for credit losses during period	$24	(21)	$(41)
Allowance as % of nonperforming loans	78.94%	65.17%	50.53%
Nonperforming loans as % total loans	1.95%	2.40%	3.73%
Restructured loans as % total loans	1.89%	2.18%	3.59%

Nonperforming assets, which are primarily related to the real estate loans and other real estate owned portfolio, decreased $2,646,000 from a balance of $20,131,000 at December 31, 2016 to a balance of $17,485,000 at December 31, 2017. Nonaccrual loans totaling $5,296,000 at December 31, 2017, decreased $1,968,000 from the balance of $7,264,000 reported at December 31, 2016. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $1,389,000 during the year ended December 31, 2017 to a balance of $14,790,000 at December 31, 2017 due to a combination of loan payoffs and improved credit quality. Other real estate owned through a sale of property decreased $726,000 between December 31, 2016 and December 31, 2017. As a result of these events, nonperforming assets as a percentage of total assets decreased from 2.55% at December 31, 2016 to 2.17% at December 31, 2017.

While real estate markets have strengthened over the last few years, management continues to monitor economic conditions in the real estate market for signs of either deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Management continues to monitor and reduce the level of problem assets by working with borrowers to identify options, including loan restructures, in order to work through difficulties a borrower might face. Restructured loans numbers have been greatly reduced over the last four years. Net loan recoveries during the year ended December 31, 2017 totaled $341,000, as compared to charge offs of $790,000 for the year ended December 31, 2016. The Company charged-off approximately 6 loans during the year ended December 31, 2017, compared to 13 loans during the year ended December 31, 2016. Net loan recoveries totaling $341,000 during the year ended December 31, 2017, included $25,000 in net recoveries during the quarter ended March 31, 2017, $110,000 in net recoveries during the quarter ended June 30, 2017, $145,000 in net recoveries during the quarter ended September 30, 2017, and $61,000 in net recoveries during the fourth quarter of 2017. The percentage of net recoveries to average loans was 0.06%, for the year ended December 31, 2017. The percentages for the years ended December 31, 2016 and 2015 reflected net charge-offs to average loans of 0.15% and net charge-offs of 0.21%, respectively.

The loan portfolio increased from $515,318,000 at December 31, 2015, to $569,759,000 at December 31, 2016, and increased to $601,351,000 at December 31, 2017. Nonperforming loans decreased to $11,740,000 at December 31, 2017, from $13,660,000 at December 31, 2016, and $19,221,000 at December 31, 2015. Nonaccrual loans and accruing restructured loans are included in nonperforming loans. During the same period, total impaired and classified loans decreased from $29,838,000 at December 31, 2016, to $27,311,000 at December 31, 2017.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance			Change from
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Commercial and industrial	$212	$565	$328	$(353)	$(116)
Real estate - mortgage	742	1,126	1,635	(384)	(893)
Real estate - construction	4,342	4,608	5,580	(266)	(1,238)
Agricultural	—	—	—	—	—
Installment/other	—	965	650	(965)	(650)
Total Nonaccrual Loans	$5,296	$7,264	$8,193	$(1,968)	$(2,897)

Loans past due more than 30 days are receiving increased management attention and are monitored for increased risk. As of December 31, 2017 and 2016 past due loans more than 30 days totaled $1,445,000 and $3,103,000, respectively. The Company continues to move past due loans to nonaccrual status in its ongoing effort to recognize loan problems at an earlier point in time when they may be dealt with more effectively. As impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

Except for the loans included in the above tables, there were no loans at December 31, 2017, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2017, include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, Union Bank, and from the Federal Reserve Bank totaling $358,599,000.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2017, 2016, and 2015, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2017	$107,934
December 31, 2016	$113,032
December 31, 2015	$125,751

Cash and cash equivalents decreased $5,098,000 during the year ended December 31, 2017, and increased $12,719,000 during the year ended December 31, 2016.

The Company had a net cash inflow from operations of $7,555,000 for the year ended December 31, 2017, and a positive cash inflow from operations totaling $9,458,000 for the period ended December 31, 2016. The Company experienced net cash outflows from investing activities totaling $20,856,000 and net cash outflows of $77,007,000 during the years ended December 31, 2017 and December 31, 2016, respectively. For the year ended December 31, 2017, increases in loans outweighed principal payments on available for sale securities. For the year ended December 31, 2016, increases in loans outweighed proceeds from sales of OREO and maturities and principal payments on available for sale securities

During the year ended December 31, 2017, the Company experienced net cash inflows from financing activities totaling $8,203,000, primarily as the result of increases in demand deposit and savings accounts offset by decreases in time deposits. For the year ended December 31, 2016, the Company experienced net cash inflows of $54,830,000 primarily as the result of increases in demand deposits and savings accounts as well as time deposits.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to unused lines of credit from other banks totaling $358,599,000, the contingency plan includes identified funding sources, and steps that may be taken in the event the total liquidity ratio falls or is projected to fall below policy limits for any extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 40% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

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

4)
The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2017, the Company had available credit of $305,236,000 from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole. This credit facility may not be competitively priced under certain economic conditions. As such, the Company does not expect to use this facility except for short periods, but does consider this to be a key contingency funding source.

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

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, are maintained at levels deemed sufficient to provide the cash necessary to fund loan growth as well as projected deposit runoff. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2017, the Bank had 74.75% of total assets in the loan portfolio and a loan to deposit ratio of 86.25%, as compared to 72.44% of total assets in the loan portfolio and a loan to deposit ratio of 83.05% at December 31, 2016. Liquid assets at December 31, 2017 include cash and cash equivalents totaling $107,934,000, as compared to $113,032,000 at December 31, 2016.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprise approximately 97.01% of total deposits at December 31, 2017, provide a significant and stable funding source for the Company.  At December 31, 2017, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, Union Bank and the Federal Reserve Bank totaling $358,599,000 are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $473,364,000 at December 31, 2017. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included previously in the financial condition section of this financial review.

The liquidity of the parent company, United Security Bancshares, is separate from the bank and is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California and federal and state banking regulations. During the year ended December 31, 2017, the Bank paid $4,291,000 in cash dividends to the parent company and paid $424,000 in cash dividends to the parent company during the year ended December 31, 2016. The Bank paid $2,416,000 in dividends to the parent company during the year ended December 31, 2015, and $1,519,000 in dividends during the year ended December 31, 2014.

Regulatory Matters

Capital Adequacy

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (the “Board of Governors”).  Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the consolidated Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2017 and 2016, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

	Ratio at December 31, 2017	Ratio at December 31, 2016	Minimum for Capital Adequacy	Minimum requirement to be "Well Capitalized"
Total capital to risk weighted assets
Company	17.54%	17.26%	8.00%	N/A
Bank	17.31%	17.19%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	16.29%	16.01%	6.00%	N/A
Bank	16.06%	15.94%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	14.81%	14.68%	4.50%	N/A
Bank	16.06%	15.94%	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	13.01%	12.97%	4.00%	N/A
Bank	12.90%	12.99%	4.00%	5.00%

Federal regulations require FDIC-insured depository institutions, including the Bank, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio; a Tier 1 capital to risk-based assets ratio; a total capital to risk-based assets; and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Institutions that do not maintain the required capital buffer will become subject to progressively most stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to executive management.

As of December 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

During the year ended December 31, 2017, the Bank paid cash dividends of $4,291,000 to the Company in order to fund the Company's operating costs, payments of interest on its junior subordinated debentures, estimated tax payments, and redemption of junior subordinated debentures. Additionally $2,870,000 in cash dividends were paid by the company to shareholders. During 2015, $3.0 million of the Company's $15.0 million in junior subordinated debt was retired. The balance of junior subordinated debentures remained at $12.0 million for the years ended December 31, 2016 and December 31, 2017.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2017, the Bank was not subject to a reserve requirement.

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2017 and 2016

Consolidated Statements of Income -
Years Ended December 31, 2017, 2016, and 2015

Consolidated Statements of Shareholders' Equity -
Years Ended December 31, 2017, 2016, and 2015

Consolidated Statements of Comprehensive Income -
Years Ended December 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows -
Years Ended December 31, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of
December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
United Security Bancshares and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United Security Bancshares and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Sacramento, California
March 2, 2018

We have served as the Company’s auditor since 1999.

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2017 and 2016

(In thousands except shares)	December 31, 2017	December 31, 2016
Assets
Cash and non-interest bearing deposits in other banks	$35,237	$25,781
Cash and due from Federal Reserve Bank	72,697	87,251
Cash and cash equivalents	107,934	113,032
Interest-bearing deposits in other banks	—	650
Investment securities available for sale (at fair value)	45,722	57,491
Loans	601,351	569,759
Unearned fees and unamortized loan origination costs, net	1,039	1,075
Allowance for credit losses	(9,267)	(8,902)
Net loans	593,123	561,932
Accrued interest receivable	6,526	3,895
Premises and equipment – net	10,165	10,445
Other real estate owned	5,745	6,471
Goodwill	4,488	4,488
Cash surrender value of life insurance	19,752	19,047
Investment in limited partnerships	1,601	757
Deferred tax assets - net	2,389	3,298
Other assets	8,391	6,466
Total assets	$805,836	$787,972
Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$307,299	$262,697
Interest bearing	380,394	413,932
Total deposits	687,693	676,629
Accrued interest payable	44	76
Accounts payable and other liabilities	7,017	5,781
Junior subordinated debentures (at fair value)	9,730	8,832
Total liabilities	704,484	691,318

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 16,885,615 issued and outstanding at December 31, 2017, and 16,705,594 at December 31, 2016	57,880	56,557
Retained earnings	44,182	40,701
Accumulated other comprehensive loss	(710)	(604)
Total shareholders' equity	101,352	96,654
Total liabilities and shareholders' equity	$805,836	$787,972
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2017, 2016, and 2015

(In thousands except shares and EPS)	December 31, 2017	December 31, 2016	December 31, 2015
Interest Income
Loans, including fees	$30,817	$28,182	$26,469
Investment securities – AFS – taxable	901	825	722
Interest on deposits in FRB	1,207	458	213
Interest on deposits in other banks	5	8	6
Total interest income	32,930	29,473	27,410
Interest Expense
Interest on deposits	1,426	1,167	1,056
Interest on other borrowings	304	242	225
Total interest expense	1,730	1,409	1,281
Net Interest Income Before Recovery of Provision for Credit Losses	31,200	28,064	26,129
Provision (recovery of provision) for Credit Losses	24	(21)	(41)
Net Interest Income after Provision for Credit Losses	31,176	28,085	26,170
Noninterest Income
Customer service fees	3,851	3,792	3,620
Increase in cash surrender value of bank owned life insurance	534	530	519
Loss on fair value of financial liability	(882)	(518)	(73)
Gain on redemption of JR subordinated debentures	—	—	78
Gain on sale of premises and equipment	73	—	10
Gain (loss) on sale of other investment	3	—	(23)
Other	727	710	604
Total noninterest income	4,306	4,514	4,735
Noninterest Expense
Salaries and employee benefits	10,821	10,628	9,921
Occupancy expense	4,254	4,222	4,042
Data processing	119	148	126
Professional fees	1,433	1,493	1,137
Regulatory assessments	391	767	959
Director fees	289	284	277
Loss on California tax credit partnership	109	158	73
Net (gain) cost on operation and sale of OREO	(150)	263	619
Other	2,537	2,382	2,444
Total noninterest expense	19,803	20,345	19,598
Income Before Provision for Taxes	15,679	12,254	11,307
Provision for Taxes on Income	7,039	4,869	4,497
Net Income	$8,640	$7,385	$6,810
Net Income per common share
Basic	$0.51	$0.44	$0.40
Diluted	$0.51	$0.44	$0.40
Shares on which net income per common share were based
Basic	16,885,587	16,881,379	16,880,563
Diluted	16,904,915	16,889,027	16,882,797
 See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016, and 2015

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net Income	$8,640	$7,385	$6,810

Unrealized holdings gains (losses) on securities	16	(648)	(265)
Unrealized losses on unrecognized post retirement costs	(6)	(22)	224
Other comprehensive income (loss), before tax	10	(670)	(41)
Tax (expense) benefit related to securities	(6)	259	106
Tax (expense) benefit related to unrecognized post-retirement costs	3	9	(92)
Total other comprehensive loss	7	(402)	(27)
Comprehensive income	$8,647	$6,983	$6,783
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2017, 2016, and 2015

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2015 (1)	15,425,086	$49,271	$33,730	$(175)	$82,826
(1) Excludes 0 unvested restricted shares

Other comprehensive loss				(27)	(27)
Common stock dividends	626,320	3,275	(3,275)
Stock-based compensation expense		26			26
Net Income			6,810		6,810
Balance December 31, 2015 (2)	16,051,406	$52,572	$37,265	$(202)	$89,635
(2) Excludes 15,019 unvested restricted shares

Other comprehensive loss				(402)	(402)
Common stock dividends	651,725	3,949	(3,949)		—
Stock options exercised	2,463	6			6
Stock-based compensation expense		30			30
Net Income			7,385		7,385
Balance December 31, 2016 (3)	16,705,594	$56,557	$40,701	$(604)	$96,654
(3) Excludes 12,015 unvested restricted shares

Other comprehensive income				7	7
Reclassification of income tax effects from accumulated other comprehensive income			113	(113)	—
Common stock dividends	167,082	1,220	(1,220)		—
Dividends on common stock			(2,870)		(2,870)
Dividends payable			(1,182)		(1,182)
Stock options exercised	2,514	6			6
Restricted stock units released	10,425
Stock-based compensation expense		97			97
Net Income			8,640		8,640
Balance December 31, 2017 (4)	16,885,615	$57,880	$44,182	$(710)	$101,352
(4) Excludes 46,511 unvested restricted shares
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016, and 2015

(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities:
Net Income	$8,640	$7,385	$6,810
Adjustments to reconcile net income to cash provided by operating activities:
Provision (recovery of provision) for credit losses	24	(21)	(41)
Depreciation and amortization	1,335	1,428	1,462
Amortization of investment securities	534	481	266
Accretion of investment securities	(8)	(28)	(44)
Increase in accrued interest receivable	(2,631)	(1,676)	(293)
(Decrease) increase in accrued interest payable	(32)	47	(11)
Decrease (increase) in unearned fees	36	(1,017)	(382)
(Increase) decrease in income taxes receivable	(734)	957	(229)
Stock-based compensation expense	97	30	26
Provision for deferred income taxes	906	2,199	1,640
(Decrease) increase in accounts payable and accrued liabilities	(39)	(146)	29
(Gain) loss on sale of investment in limited partnership	(3)	—	23
Gain on sale of other real estate owned	(336)	(37)	(16)
Impairment loss on other real estate owned	—	—	188
Loss on fair value option of financial liabilities	882	518	73
Gain on redemption of junior subordinated debentures	—	—	(78)
Increase in surrender value of life insurance	(534)	(530)	(519)
Loss on tax credit limited partnership interest	109	158	73
(Gain) on disposal of premises and equipment	(73)	—	(10)
Net decrease (increase) in other assets	(618)	(290)	297
Net cash provided by operating activities	7,555	9,458	9,264
Cash Flows From Investing Activities:
Net increase (decrease) in interest-bearing deposits with banks	650	878	(6)
Purchase of correspondent bank stock	(495)	(101)	(147)
Maturities and calls on available-for-sale securities	—	2,600	11,000
Principal payments on available-for-sale securities	11,260	4,687	5,922
Purchases of available-for-sale securities	—	(34,987)	—
Purchase of bank-owned life insurance/company-owned life insurance	—	(220)	(220)
Net increase in loans	(31,251)	(51,465)	(58,642)
Cash proceeds from sales of other real estate owned	1,062	3,378	1,192
Payoff of senior liens on other real estate owned	—	(705)	—
Cash proceeds from sale of premises and equipment	—	—	23
Capital expenditures for premises and equipment	(1,128)	(1,073)	(725)
(Investment in) distributions from limited partnership	(954)	1	(119)
Net cash used in investing activities	(20,856)	(77,007)	(41,722)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	49,226	20,993	65,418
Net (decrease) increase in certificates of deposit	(38,159)	33,831	(8,986)
Proceeds from exercise of stock options	6	6	—
Cash dividend	(2,870)	—	—
Redemption of junior subordinated debentures	—	—	(1,800)
Net cash provided by financing activities	8,203	54,830	54,632
Net (decrease) increase in cash and cash equivalents	(5,098)	(12,719)	22,174
Cash and cash equivalents at beginning of year	113,032	125,751	103,577
Cash and cash equivalents at end of year	$107,934	$113,032	$125,751
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

During July 2007 the Company formed USB Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I.  During 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of December 31, 2017. (See Note 8. “Junior Subordinated Debt/Trust Preferred Securities”).

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

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2017 or 2016, or at December 31, 2017 and 2016. All cash and cash equivalents have maturities when purchased of three months or less.

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

g.
Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions where the consideration given exceeded the fair value of the net assets acquired. Intangible assets and goodwill are reviewed at least annually for impairment. All core deposit intangibles related to previous mergers have been fully amortized. During 2017 and 2016, the Company recognized no impairment losses on the core deposit intangible related to the deposits purchased in the Legacy merger consummated during February 2007. The Company estimates no aggregate amortization expense related to intangible assets for the next five years.

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2017, goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $2.9 million. Impairment testing of goodwill is performed at the reporting level during December of each year for Taft, and during March of each year for Legacy. During 2017 and 2016, the Company did not recognize impairment adjustments on the goodwill related to the Legacy or Taft Bank mergers (see Note 19 to the Company’s consolidated financial statements contained herein for details of the goodwill impairment.)

h.
Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using the liability method, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. For the use in estimates the enacted tax rate of the period is utilized.

i.
Net Income per Share - Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method to the extent they have a dilutive impact. Net income per share has been retroactively adjusted for all stock dividends declared. The number of potentially dilutive common shares included in quarterly diluted income per share is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted income per share is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted net income per share computation.

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

l.
Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $154,000, $126,000, and $127,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

m.
Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for all share-based payments to employees, including grants of employee stock options and restricted stock units and awards, to be recognized in the financial statements based on the grant date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2017, 2016, and 2015 are $97,000, $30,000, an $26,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.  All share data contained within the financial statements has been retroactively restated for stock based transactions (i.e. stock splits and stock dividends.)

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

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2014-9 (ASU 2014-09), Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09.

The majority of the Company’s revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09. The Company adopted the new standard beginning January 1, 2018. The Company completed its analysis for determining the extent ASU 2014-09 will affect its noninterest income, primarily in the area of fees and service charges on deposit accounts. Based on the analysis performed, the Company did not have a material change in the timing or measurement of revenues related to noninterest income. The Company will continue to evaluate the effect that this guidance will have on other revenue streams within its scope, as well as changes in disclosures required by the new guidance. However, the Company do not expect this to have a material impact on the Company’s consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01 Financial Instruments-Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. This ASU requires equity investments to be measured at fair value, with changes in fair value recognized in net income. The amendment also simplifies the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. Further, this ASU eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The Company notes the impact of this standard was to recognize as of January 1, 2018 $262,000 in previously unrealized losses, related to its equity investments classified as available-for-sale, as an adjustment to retained earnings, and to reclassify $2,103,000 from retained earnings to accumulated other comprehensive income related to the instrument-specific credit risk of the Company's trust preferred securities (TRUPS). The Company does not expect any other significant impact from this ASU.

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

In February 2018, FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220). The provisions of this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company has elected to adopt this Update as of December 31, 2017, and notes that the resulting effect of adoption has had an immaterial impact on these financial statements.

r.
Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2017. None of the reclassifications had an impact on equity or net income.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2017 and December 31, 2016:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2017
Securities available for sale:
U.S. Government agencies	$19,683	$312	(41)	$19,954
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	22,391	56	(416)	22,031
Mutual Funds	4,000	—	(263)	3,737
Total securities available for sale	$46,074	$368	$(720)	$45,722
December 31, 2016
Securities available for sale:
U.S. Government agencies	$22,992	$280	$(69)	$23,203
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,867	107	(402)	30,572
Mutual Funds	4,000	—	(284)	3,716
Total securities available for sale	$57,859	$387	$(755)	$57,491

There were no sales of securities and no gross realized losses on available-for-sale securities and no gross gains during the years ended December 31, 2017, 2016, and 2015. There were no other-than-temporary impairment losses during the years ended December 31, 2017, 2016, and 2015.

The amortized cost and fair value of securities available for sale at December 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	December 31, 2017
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$4,000	$3,737
Due after one year through five years	—	—
Due after five years through ten years	688	699
Due after ten years	18,995	19,255
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	22,391	22,031
	$46,074	$45,722
At December 31, 2017 and 2016, available-for-sale securities with an amortized cost of approximately $34,780,746 and $19,653,625 (fair value of $34,542,543 and $16,670,290) were pledged as collateral for FHLB borrowings and public funds balances, respectively.

The Company had no held-to-maturity or trading securities at December 31, 2017 and 2016.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities at December 31, 2017 and 2016:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2017
Securities available for sale:
U.S. Government agencies	$1,728	$(3)	$6,625	$(38)	$8,353	$(41)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	7,483	(154)	13,583	(262)	21,066	(416)
Mutual Funds	—	—	3,737	(263)	3,737	(263)
Total impaired securities	$9,211	$(157)	$23,945	$(563)	$33,156	$(720)
December 31, 2016
Securities available for sale:
U.S. Government agencies	$12,281	$(69)	$—	$—	$12,281	$(69)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,904	(402)	—	—	25,904	(402)
Mutual Funds	—	—	3,716	(284)	3,716	(284)
Total impaired securities	$38,185	$(471)	$3,716	$(284)	$41,901	$(755)

Temporarily impaired securities at December 31, 2017, were comprised of three U.S. Government agency security, eleven U.S. Government sponsored entities & agencies collateralized by mortgage obligations and one mutual fund with and undefined maturity date. Temporarily impaired securities at December 31, 2016, were comprised of four U.S. Government agency security, eleven U.S. Government sponsored entities & agencies collateralized by mortgage obligations and one mutual fund, with an undefined maturity date.

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

At December 31, 2017, the decline in fair value of the impaired mutual fund and U.S. government agency security is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

3. Loans

Loans are comprised of the following:

In thousands)	December 31, 2017	December 31, 2016

Commercial and Business loans	$46,065	$47,464
Government Program Loans	961	1,541
Total Commercial and Industrial	47,026	49,005
Real estate – Mortgage:
Commercial Real Estate	221,032	200,213
Residential Mortgages	84,804	87,388
Home Improvement and Home Equity loans	457	599
Total Real Estate Mortgage	306,293	288,200
Real Estate Construction and Development	122,970	130,687
Agricultural	59,481	56,918
Installment	65,581	44,949
Total Loans	$601,351	$569,759

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 7.8% of total loans at December 31, 2017, and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 50.9% of total loans at December 31, 2017, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

Real estate construction and development loans, representing 20.4% of total loans at December 31, 2017, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 9.9% of total loans at December 31, 2017, and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 10.9% of total loans at December 31, 2017 and generally consist of loans to individuals for household, family, student loans, and other personal expenditures such as credit cards, automobiles or other consumer items. Included in installment loans are $60,595,000 in student loans made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. These loans are typically insured through a Surety Bond issued by ReliaMax Surety Company and provide the Company reasonable expectation of collection. Accrued interest on loans that have not entered repayment status totaled $4,261,000 at December 31, 2017. At December 31, 2017 there were 180 loans within repayment, deferment, and forbearance which represented $6,473,000, $1,128,000, and $1,981,000 respectively.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2017 and 2016, these financial instruments include commitments to extend credit of $99,958,000 and $120,485,000, respectively, and standby letters of credit of $2,058,000 and $1,201,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2017	2016	2015
Aggregate amount outstanding, beginning of year	$5,838	$3,754	$2,120
New loans or advances during year	440	3,788	3,946
Repayments during year	(2,549)	(1,704)	(2,312)
Aggregate amount outstanding, end of year	$3,729	$5,838	$3,754
Undisbursed commitments, end of year	$7,470	$4,891	$7,431

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans at December 31, 2017 (in thousands):

December 31, 2017	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$212	$212	$45,853	$46,065	$—
Government Program Loans	—	—	—	—	961	961	—
Total Commercial and Industrial	—	—	212	212	46,814	47,026	—
Commercial Real Estate Loans	779	—	—	779	220,253	221,032	—
Residential Mortgages	—	—	94	94	84,710	84,804	—
Home Improvement and Home Equity Loans	—	—	—	—	457	457	—
Total Real Estate Mortgage	779	—	94	873	305,420	306,293	—
Real Estate Construction and Development Loans	—	—	360	360	122,610	122,970	360
Agricultural Loans	—	—	—	—	59,481	59,481	—
Consumer Loans	—	—	—	—	65,446	65,446	125
Overdraft protection Lines	—	—	—	—	38	38	—
Overdrafts	—	—	—	—	97	97	—
Total Installment	—	—	—	—	65,581	65,581	125
Total Loans	$779	$—	$666	$1,445	$599,906	$601,351	$485

The following is a summary of delinquent loans at December 31, 2016 (in thousands):

December 31, 2016	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$432	$—	$432	$48,009	$48,441	$—
Government Program Loans	—	—	290	290	1,251	1,541	—
Total Commercial and Industrial	—	432	290	722	49,260	49,982	—
Commercial Real Estate Loans	—	—	—	—	199,810	199,810	—
Residential Mortgages	—	—	—	—	87,388	87,388	—
Home Improvement and Home Equity Loans	—	—	—	—	599	599	—
Total Real Estate Mortgage	—	—	—	—	287,797	287,797	—
Real Estate Construction and Development Loans	166	—	1,250	1,416	128,697	130,113	1,250
Agricultural Loans	—	—	—	—	56,918	56,918	—
Consumer Loans	—	—	965	965	43,785	44,750	—
Overdraft protection Lines	—	—	—	—	48	48	—
Overdrafts	—	—	—	—	151	151	—
Total Installment	—	—	965	965	43,984	44,949	—
Total Loans	$166	$432	$2,505	$3,103	$566,656	$569,759	$1,250

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

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

For student loans there is a reasonable expectation of collection, principal and accrued interest, as these loans are typically insured through a Surety Bond issued by ReliaMax Surety Company. If a loan were to be delinquent 120 days a claim would be filed through ReliaMax and typically paid within 180 days. At that point in time if a student loan is due and unpaid for 180 days or more it would be placed on non-accrual and the accrual of interest for financial statement purposes would be discontinued.

All other loans where principal or interest is due and unpaid for 90 days or more are placed on non-accrual, provided they are not well secured and in the process of collection, and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income.

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2017 and 2016.

The following is a summary of nonaccrual loan balances at December 31, 2017 and 2016 (in thousands).

	December 31, 2017	December 31, 2016
Commercial and Business Loans	$212	$275
Government Program Loans	—	290
Total Commercial and Industrial	212	565

Commercial Real Estate Loans	454	1,126
Residential Mortgages	288	—
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	742	1,126

Real Estate Construction and Development Loans	4,342	4,608
Agricultural Loans	—	—

Consumer Loans	—	965
Total Installment	—	965
Total Loans	$5,296	$7,264

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

The following is a summary of impaired loans at December 31, 2017 (in thousands).

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$3,255	$381	$2,887	$3,268	$534	$3,791	$229
Government Program Loans	49	50	—	50	—	219	5
Total Commercial and Industrial	3,304	431	2,887	3,318	534	4,010	234

Commercial Real Estate Loans	1,233	—	1,245	1,245	385	1,138	79
Residential Mortgages	3,040	1,199	1,852	3,051	103	2,745	142
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	4,273	1,199	3,097	4,296	488	3,883	221

Real Estate Construction and Development Loans	5,951	5,972	—	5,972	—	6,660	418
Agricultural Loans	1,200	1	1,203	1,204	866	1,179	48

Consumer Loans	—	—	—	—	—	241	—
Total Installment	—	—	—	—	—	241	—
Total Impaired Loans	$14,728	$7,603	$7,187	$14,790	$1,888	$15,973	$921

(1) The recorded investment in loans includes accrued interest receivable of $62.
(2) Information is based on the twelve month period ended December 31, 2017.

The following is a summary of impaired loans at December 31, 2016 (in thousands).

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,635	$495	$4,158	$4,653	$757	$5,050	$302
Government Program Loans	356	356	—	356	—	372	20
Total Commercial and Industrial	4,991	851	4,158	5,009	757	5,422	322

Commercial Real Estate Loans	1,454	—	1,456	1,456	450	1,503	89
Residential Mortgages	2,467	526	1,949	2,475	153	2,874	138
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	3,921	526	3,405	3,931	603	4,377	227

Real Estate Construction and Development Loans	6,267	6,274	—	6,274	—	8,794	361
Agricultural Loans	—	—	—	—	—	5	8

Consumer Loans	965	965	—	965	—	968	35
Total Installment	965	965	—	965	—	968	35
Total Impaired Loans	$16,144	$8,616	$7,563	$16,179	$1,360	$19,566	$953
(1) The recorded investment in loans includes accrued interest receivable of $35.
(2) Information is based on the twelve month period ended December 31, 2016.

The following is a summary of impaired loans at December 31, 2015 (in thousands).

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,855	$541	$4,333	$4,874	$530	$2,537	$302
Government Program Loans	327	327	—	327	—	358	29
Total Commercial and Industrial	5,182	868	4,333	5,201	530	2,895	331

Commercial Real Estate Loans	1,243	—	1,243	1,243	477	1,618	74
Residential Mortgages	4,032	1,051	2,999	4,050	158	4,092	185
Home Improvement and Home Equity Loans	—	—	—	—	—	11	—
Total Real Estate Mortgage	5,275	1,051	4,242	5,293	635	5,721	259

Real Estate Construction and Development Loans	12,489	5,340	7,179	12,519	1,282	7,781	820
Agricultural Loans	16	16	—	16	—	22	9

Consumer Loans	650	—	650	650	650	1,043	21
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	650	—	650	650	650	1,043	21
Total Impaired Loans	$23,612	$7,275	$16,404	$23,679	$3,097	$17,462	$1,440

(1) The recorded investment in loans includes accrued interest receivable of $67.
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

The following tables illustrate TDR activity for the periods indicated (dollars in thousands):

	Year ended December 31, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$69	$69	—	$—
Government Program Loans	1	178	178	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	2	404	404	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	1	790	790	1	288
Agricultural Loans	3	2,112	2,112	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	8	$3,553	$3,553	1	$288

	Year ended December 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	5	$1,295	$1,024	1	$290
Government Program Loans	1	100	100	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	1	1,246	1,246	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	7	$2,641	$2,370	1	$290

	December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$81	$76	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	1	258	248	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	1	6,446	6,446	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	3	$6,785	$6,770	—	$—

The following tables summarize TDR activity by loan category for the years ended December 31, 2017, 2016, and 2015 (in thousands).

Twelve Months Ended December 31, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	Real Estate Construction and Development	Agricultural	Installment & Other	Total
Beginning balance	$1,356	$1,454	$2,368	$—	$6,267	$—	$965	$12,410

Defaults	—	—	—	—	(288)	—	—	(288)
Additions	247	—	404	—	790	2,112	—	3,553

Principal reductions	(1,139)	(221)	(221)	—	(818)	(912)	(965)	(4,276)
Charge-offs	(28)	—	(9)	—	—	—	—	(37)

Ending balance	$436	$1,233	$2,542	$—	$5,951	$1,200	$—	$11,362

Allowance for loan loss	$9	$385	$109	$—	$—	$866	$—	$1,369

Twelve Months Ended December 31, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	Real Estate Construction and Development	Agricultural	Installment & Other	Total
Beginning balance	$898	$1,243	$3,533	$—	$12,168	$16	$650	$18,508

Defaults	(290)	—	—	—	—	—	—	(290)
Additions	1,579	1,246	—	—	—	—	—	2,825

Principal reductions	—	(1,035)	(1,144)	—	(5,901)	(16)	315	(7,781)
Charge-offs	(831)	—	(21)	$—	$—	$—	$—	(852)

Ending balance	$1,356	$1,454	$2,368	$—	$6,267	$—	$965	$12,410

Allowance for loan loss	$104	$453	$157	$—	$—	$—	$—	$714

Twelve Months Ended December 31, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	Real Estate Construction and Development	Agricultural	Installment & Other	Total
Beginning balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Defaults	—	—	—	—	—	—	—	—
Additions	76	—	248	—	6,446	—	—	6,770
					—
Principal reductions	(448)	(1,470)	(940)	—	(307)	(16)	(45)	(3,226)
Charge-offs	(36)	—	—	—	—	—	—	(36)

Ending balance	$898	$1,243	$3,533	$—	$12,168	$16	$650	$18,508

Allowance for loan loss	$32	$477	$149	$—	$384	$—	$650	$1,692

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At December 31, 2017, the Company had 25 restructured loans totaling $11,362,000, as compared to 28 restructured loans totaling $12,410,000 at December 31, 2016. The Company had no unfunded commitments standing for TDRs at December 31, 2017 and December 31, 2016,

Credit Quality Indicators

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2017 and 2016. The Company did not carry any loans graded as loss at December 31, 2017 or December 31, 2016.

	Commercial and Industrial	Commercial RE	Real Estate Construction and Development	Agricultural	Total
December 31, 2017
(In thousands)
Grades 1 and 2	$342	$2,954	$—	$70	$3,366
Grade 3	251	1,569	—	—	1,820
Grades 4 and 5 – pass	43,264	207,568	104,549	56,817	412,198
Grade 6 – special mention	—	8,487	720	994	10,201
Grade 7 – substandard	3,169	454	17,701	1,600	22,924
Grade 8 – doubtful	—	—	—	—	—
Total	$47,026	$221,032	$122,970	$59,481	$450,509

	Commercial and Industrial	Commercial RE	Real Estate Construction and Development	Agricultural	Total
December 31, 2016
(In thousands)
Grades 1 and 2	$340	$—	$—	$75	$415
Grade 3	4,823	5,767	—	—	10,590
Grades 4 and 5 – pass	34,921	192,699	110,992	56,843	395,455
Grade 6 – special mention	4,416	621	928	—	5,965
Grade 7 – substandard	4,505	1,126	18,767	—	24,398
Grade 8 – doubtful	—	—	—	—	—
Total	$49,005	$200,213	$130,687	$56,918	$436,823

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse. Unlike other consumer loans, student loans are typically insured.  As a consequence, an adverse classification would be triggered if the insurance company failed to pay-off a delinquent loan aged 180 days.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for December 31, 2017 and 2016 (in thousands).

	December 31, 2017				December 31, 2016
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total

Not graded	$69,249	$433	$63,565	$133,247	$69,955	$573	$41,855	$112,383
Pass	13,899	24	2,011	15,934	15,669	26	2,120	17,815
Special Mention	643	—	—	643	—	—	—	—
Substandard	1,013	—	5	1,018	1,764	—	9	1,773
Doubtful	—	—	—	—	—	—	965	965
Total	$84,804	$457	$65,581	$150,842	$87,388	$599	$44,949	$132,936

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

Residential mortgages – This segment is considered to have low risk factors both from the Company and peer statistics. These loans are secured by first deeds of trust. The losses experienced over the past sixteen quarters are isolated to approximately six loans and are generally the result of short sales.

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

Agricultural loans – This segment is considered to have risks associated with weather, insects, and marketing issues. In addition, concentrations in certain crops or certain agricultural areas can increase risk. Additionally, from time to time, California experiences severe droughts, which could significantly harm the business of our customers and the credit quality of the loans to those customers. We closely monitor the water resources and the related issues affecting our customers, and will remain vigilant for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any losses.

Installment loans (Includes consumer loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured. Additionally, in the case of student loans, there are increased risks associated with liquidity as there is a significant time lag between funding of a student loan and eventual repayment.

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2017, 2016, and 2015 (in thousands).

December 31, 2017	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development Loans	Agricultural	Installment & Other	Unallocated	Total

Beginning balance	$1,843	$1,430	$3,378	$666	$888	$697	$8,902
Provision (recovery of provision) for credit losses	(493)	(320)	(475)	944	(209)	577	24

Charge-offs	(122)	(23)	—	—	—	(18)	(163)
Recoveries	180	95	—	21	208	—	504
Net recoveries(charge-offs)	58	72	—	21	208	(18)	341

Ending balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267
Period-end amount allocated to:
Loans individually evaluated for impairment	534	488	—	866	—	—	1,888
Loans collectively evaluated for impairment	874	694	2,903	765	887	1,256	7,379
Ending balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267

December 31, 2016	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development Loans	Agricultural	Installment & Other	Unallocated	Total

Beginning balance	$1,652	$1,449	$4,629	$655	$1,258	$70	$9,713
Provision for credit losses	980	(15)	(1,281)	32	(388)	651	(21)

Charge-offs	(849)	(29)	—	(21)	—	(24)	(923)
Recoveries	60	25	30	0	18	—	133
Net recoveries (charge-offs)	(789)	(4)	30	(21)	18	(24)	(790)

Ending balance	$1,843	$1,430	$3,378	$666	$888	$697	$8,902
Period-end amount allocated to:
Loans individually evaluated for impairment	757	603	—		—	—	1,360
Loans collectively evaluated for impairment	1,086	827	3,378	666	888	697	7,542
Ending balance	$1,843	$1,430	$3,378	$666	$888	$697	$8,902

December 31, 2015	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development Loans	Agricultural	Installment & Other	Unallocated	Total

Beginning balance	$1,218	$1,653	$6,278	$482	$293	$847	$10,771
Provision for credit losses	1,201	(369)	(1,709)	173	1,422	(759)	(41)

Charge-offs	(1,397)	—	—	—	(467)	(22)	(1,886)
Recoveries	630	165	60	—	10	4	869
Net recoveries (charge-offs)	(767)	165	60	—	(457)	(18)	(1,017)

Ending balance	$1,652	$1,449	$4,629	$655	$1,258	$70	$9,713
Period-end amount allocated to:
Loans individually evaluated for impairment	530	635	1,282	—	650	—	3,097
Loans collectively evaluated for impairment	1,122	814	3,347	655	608	70	6,616
Ending balance	$1,652	$1,449	$4,629	$655	$1,258	$70	$9,713

The following summarizes information with respect to the loan balances at December 31, 2017, 2016, and 2015.

	December 31, 2017
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and Business Loans	$3,268	$42,797	$46,065
Government Program Loans	50	911	961
Total Commercial and Industrial	3,318	43,708	47,026

Commercial Real Estate Loans	1,245	219,787	221,032
Residential Mortgage Loans	3,051	81,753	84,804
Home Improvement and Home Equity Loans	—	457	457
Total Real Estate Mortgage	4,296	301,997	306,293

Real Estate Construction and Development Loans	5,972	116,998	122,970

Agricultural Loans	1,204	58,277	59,481

Installment Loans	—	65,581	65,581
Total Loans	$14,790	$586,561	$601,351

	December 31, 2016
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and Business Loans	$4,653	$42,811	$47,464
Government Program Loans	356	1,185	1,541
Total Commercial and Industrial	5,009	43,996	49,005

Commercial Real Estate Loans	1,456	198,757	200,213
Residential Mortgage Loans	2,475	84,913	87,388
Home Improvement and Home Equity Loans	—	599	599
Total Real Estate Mortgage	3,931	284,269	288,200

Real Estate Construction and Development Loans	6,274	124,413	130,687

Agricultural Loans	—	56,918	56,918

Installment Loans	965	43,984	44,949
Total Loans	$16,179	$553,580	$569,759

	December 31, 2015
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and Business Loans	$4,874	$49,629	$54,503
Government Program Loans	327	996	1,323
Total Commercial and Industrial	5,201	50,625	55,826

Commercial Real Estate Loans	1,243	181,311	182,554
Residential Mortgage Loans	4,050	64,761	68,811
Home Improvement and Home Equity Loans	—	867	867
Total Real Estate Mortgage	5,293	246,939	252,232

Real Estate Construction and Development Loans	12,519	118,077	130,596

Agricultural Loans	16	52,121	52,137

Installment Loans	650	23,877	24,527
Total Loans	$23,679	$491,639	$515,318

4.	Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2017	December 31, 2016
Land	$968	$968
Buildings and improvements	15,648	14,841
Furniture and equipment	9,642	9,501
	26,258	25,310
Less accumulated depreciation and amortization	(16,093)	(14,865)
Total premises and equipment	$10,165	$10,445

Total depreciation expense on Company premises and equipment totaled $1,335,000, $1,428,000, and $1,462,000 for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

5.	Investment in Limited Partnership

The Bank owns limited interests in private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the years ended December 31, 2017, 2016, and 2015 was $109,000, $158,000, and $73,000 respectively. These limited partnership investments are expected to generate tax credits of approximately $1.8 million over the life of the investment. No tax credits were available for income tax purposes for the years ended December 31, 2017, 2016, and 2015.

The Bank owns a 9.14% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital.   At December 31, 2017, the total investment in limited partnerships was $1,601,000, which was accounted for under the equity method. Income for the years ended December 31, 2017, 2016, and 2015 was $7,000, $900, and $0 respectively.

6.	Deposits

Deposits include the following:

(In thousands)	December 31, 2017	December 31, 2016
Noninterest-bearing deposits	$307,299	$262,697
Interest-bearing deposits:
NOW and money market accounts	234,154	235,873
Savings accounts	81,408	75,068
Time deposits:
Under $250,000	51,687	87,419
$250,000 and over	13,145	15,572
Total interest-bearing deposits	380,394	413,932
Total deposits	$687,693	$676,629

At December 31, 2017, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2017
One year or less	$48,704
More than one year, but less than or equal to two years	13,460
More than two years, but less than or equal to three years	738
More than three years, but less than or equal to four years	508
More than four years, but less than or equal to five years	1,422
More than five years	—
$64,832

The Company may utilize brokered deposits as an additional source of funding. At December 31, 2017 and 2016, the Company held brokered time deposits totaling $7,421,000 and $28,132,000, respectively. All brokered time deposits are include in time deposits of less than $250,000. Included in brokered time deposits at December 31, 2017 are balances totaling $6,535,000 maturing in three months or less and $485,000 maturing in 3 months to a year.

Deposit balances representing overdrafts reclassified as loan balances totaled $293,000 and $283,000 as of December 31, 2017 and 2016, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $8,747,000 and $9,299,000 at December 31, 2017 and 2016, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

7.	Short-term Borrowings/Other Borrowings

At December 31, 2017, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $305,236,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $13,363,000. At December 31, 2017, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") and Union Bank totaling $10,000,000 each and a Fed Funds line of $20,000,000 with Zions First National Bank. At December 31, 2017, and for the year then ended, the Company had no outstanding borrowing balances. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2017, $17,049,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $473,364,000 in real estate-secured loans were pledged at December 31, 2017, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $305,236,000.

The Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $323,162,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $2,037,000 at December 31, 2016. At December 31, 2016, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000 and a Fed Funds line of $20,000,000 with Zions First National Bank. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2016, $2,152,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $470,881,000 in secured and unsecured loans were pledged at December 31, 2016, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $323,162,000. At December 31, 2016, and for the year then ended, the Company had no outstanding borrowing balances.

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

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company’s $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals were elected, the Company continued to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period, paid all accrued and unpaid interest, and is currently making quarterly interest payments. At December 31, 2017 and 2016, the Company had $80,000 and $64,000, respectively, in accrued and unpaid interest on the junior subordinated debt.

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of December 31, 2017.

 At December 31, 2017, as with previous periods, the Company performed a fair value measurement analysis on its junior subordinated debt using a discounted cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 5.81% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At December 31, 2017, the total cumulative gain recorded on the debt is $2,814,000.

The fair value calculation performed resulted in realized losses of $882,000, $518,000, and $73,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Fair value gains and losses are reflected as a component of noninterest income.

9.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Credit losses not currently deductible	$3,055	$4,151
Deferred compensation	1,300	1,782
Depreciation	324	51
Accrued reserves	90	200
Write-down on other real estate owned	35	534
Unrealized gain on AFS	196	415
Unrealized gain on retirement obligation	104	—
Interest on nonaccrual loans	29	36
Other	361	1,897
Total deferred tax assets	5,494	9,066
Deferred tax liabilities:
State Tax	(152)	(1,087)
FHLB dividend	(46)	(65)
Loss on limited partnership investment	(873)	(1,222)
Deferred gain ASC 825 – fair value option	(896)	(1,657)
Fair value adjustments for purchase accounting	(99)	(139)
Deferred loan costs	(835)	(1,318)
Specific reserve charge-offs	(43)	—
Prepaid expenses	(161)	(280)
Total deferred tax liabilities	(3,105)	(5,768)
Net deferred tax assets	$2,389	$3,298

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2017 or December 31, 2016.

Income tax expense for the years ended December 31, consist of the following:

(In thousands)
2017	Federal	State	Total
Current	$4,745	$1,388	$6,133
Deferred	(881)	1,787	906
	$3,864	$3,175	$7,039
2016
Current	$2,642	$28	$2,670
Deferred	941	1,258	2,199
	$3,583	$1,286	$4,869
2015
Current	$2,847	$10	$2,857
Deferred	465	1,175	1,640
	$3,312	$1,185	$4,497

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	34.0%	34.0%
State franchise tax, net of federal income tax benefit	6.2	6.9	6.9
Tax Cuts and Jobs Act impact on deferred re-measurement	6.3	0.0	0.0
Other	(2.6)	(1.2)	(1.1)
	44.9%	39.7%	39.8%

At December 31, 2017, the Company has no remaining federal and state net operating loss carry-forwards.

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

The Company's 2017 results include the impact of the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate tax system, including a Federal corporate rate change reduction from 34% to 21%. In 2017, the Company applies this newly enacted corporate federal income tax of 21%, resulting in approximately a $986,000 increase to tax expense. The final impact of the tax rate change may differ due to changes in assumptions made by the Company or actions the Company may take as a result of tax reform.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust . The amended return for 2009 was filed during 2014, the 2010 return was filed during 2015, and the amended returns for 2011 and 2012 were filed in 2016. The Company is no longer subject to examination for years before 2013.

During the third quarter of 2016, the IRS notified the Company it would be conducting an examination of the Company's 2014 federal return, to which the Company received notification that no changes were being recommended.. The Company's policy is to recognize interest and penalties related to taxes in income tax expense. Interest and penalties recognized during the years ended December 31, 2017 and 2016 were insignificant.

10.	Stock Based Compensation

Options and restricted stock units and awards have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options, units, and awards granted are service awards, and as such are based solely upon fulfilling a requisite service period (the vesting period). On December 31, 2017, the Company had two stock based compensation plans.

In May 2005, the Company adopted the United Security Bancshares 2005 Stock Option Plan (2005 Plan) for which 34,601 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements. The 2005 plan expired in May 2015. While outstanding arrangements to issue shares under this plan, including options, continue in force until their expiration, no new options will be granted under this plan.

In May 2015, the Company adopted the United Security Bancshares 2015 Equity Incentive Award Plan (2015 Plan). The 2015 Plan provides for the granting of up to 758,000 shares of authorized and unissued shares of common stock in the form of stock options, restricted stock units, and restricted stock awards. The 2015 Plan requires that the exercise price may not be less than the fair value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.

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

Under the 2005 Plan, 34,601 granted options are outstanding (34,601 incentive stock options and 0 nonqualified stock options) as of December 31, 2017, of which 26,565 are vested. No options were granted under this plan during the year ended December 31, 2017.

Under the 2015 Plan, 106,511 granted shares are outstanding as of December 31, 2017, of which none are exercisable. 46,511 outstanding granted shares under the 2015 Plan are restricted stock units.

A summary of the status of the Company's stock option plan and changes during the year are presented below:

	Shares (a)	Weighted Average Exercise Price
Options outstanding December 31, 2016 (a)	37,115	$3.83
Granted during the year	60,000	10.15
Exercised during the year	2,514	2.55
Forfeited during the year	—	—
Options outstanding December 31, 2017	94,601	$7.87
(a) Options have been adjusted for stock dividends

A summary of the status of the Company's restricted stock and changes during the year are presented below:

	Shares (a)	Weighted Average Grant-Date Fair Value
Non-vested units at December 31, 2016 (b)	12,015	$5.13
Granted during the year	41,917	10.92
Vested during the year	7,421	7.24
Canceled during the year	—	—
Non-vested units at December 31, 2017	46,511	$9.57
(b) Shares have been adjusted for stock dividends

Included in total outstanding options at December 31, 2017, are 26,565 exercisable shares at a weighted average price of $3.87, a weighted average remaining contract term of 5.7 years and intrinsic value of $189,000.

Included in salaries and employee benefits for the years ended December 31, 2017, 2016, and 2015, is $97,000, $30,000, and $26,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either year.

As of December 31, 2017, 2016, and 2015, there was $418,000, $30,000, and $48,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 4.6 years. 2,513 options were exercised during 2016, while 2,514 options were exercised during 2017.

	December 31, 2017	December 31, 2016	December 31, 2015
Weighted average grant-date fair value per share of stock options granted	$7.18	$—	$—
Total fair value of stock options vested	$17,845	$19,650	$19,640
Total intrinsic value of stock options exercised	$12,383	$4,500	$—

For the year ended December 31, 2017, the Company granted 41,917 shares of restricted stock. As of December 31, 2017, 2016, and 2015, there was $439,000, $35,000, and $44,000, respectively, of total unrecognized compensation expense related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

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

The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. The Company granted 41,917 restricted stock units and 60,000 options during 2017. The Company did not grant any restricted stock units or options in 2016, while the Company granted 14,290 shares in restricted stock units and no stock options during 2015.

The assumptions used for the 2017, 2016, and 2015 awards are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Risk Free Interest Rate	1.94%	—%	—%
Expected Dividend Yield	—%	—%	—%
Expected Life in Years	10 years	0 years	0 years
Expected Price Volatility	62.60%	—%	—%

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

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are immediately 100% vested at the time of contribution.  The Company made matching contributions of $255,000, $280,000, and $240,000 to the 401(k) Plan for the years ended December 31, 2017, 2016, and 2015, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of at least 15 years.

Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 32 years. In 2015, the Company entered into Salary Continuation agreements with three officers of the Bank. The Company purchased company owned life insurance (COLI) policies on the life of the officers in connection with the Salary Continuation agreements. Life insurance premium expense totaled $49,000 for the insurance policies purchased. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2017 and 2016, $4,084,000 and $3,975,000, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 3.04% and 3.21%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $6,817,000 and $6,452,000 at December 31, 2017 and 2016, respectively, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $485,000, $465,000, and $399,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

Pursuant to the guidance contained in ASC Topic 715 “Compensation,” the Company is required to recognize in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the Plan.

As of December 31, 2017, 2016, and 2015, the Company had approximately $462,000, $383,000, and $371,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the Plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2017 and 2016.

Salary continuation expense is included in salaries and benefits expense, and totaled $223,000, $137,000, and $193,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Officer Supplemental Life Insurance Plan

The Company owns single premium Bank-owned life insurance policies (BOLI) and Company owned life insurance policies (COLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries.  The BOLI and COLI initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $12,935,000 and $12,595,000 at December 31, 2017 and 2016, and is included on the consolidated balance sheet in cash surrender value of life insurance. These policies resulted in a income, net of expense, of approximately $485,000, $465,000, and $399,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

12.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $922,000, $862,000, and $782,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Total rent expense for the years ended December 31, 2017, 2016, and 2015 included approximately $1,000, $8,000, and $16,000 in reductions, respectively, related to adjustments made pursuant to ASC Topic 840, “Leases." The adjustments represent the difference between contractual rent amounts paid and rent amounts actually expensed under the straight-line method pursuant to ASC 840.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2017 are as follows:

(In thousands):
2018	$710
2019	534
2020	484
2021	288
2022	282
Thereafter	806
$3,104

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

	Contractual amount – December 31,
(In thousands)	2017	2016
Commitments to extend credit	$99,958	$120,485
Standby letters of credit	2,058	1,201

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2017, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $2,058,000.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

December 31, 2017
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$107,934	$107,934	$107,934	$—	$—
Investment securities	45,722	45,722	3,737	41,985	—
Loans	593,123	588,938	—	—	588,938
Accrued interest receivable	6,526	6,526	—	6,526	—
Financial Liabilities:
Deposits:
Noninterest-bearing	307,299	307,299	307,299	—	—
NOW and money market	234,154	234,154	234,154	—	—
Savings	81,408	81,408	81,408	—	—
Time deposits	64,832	64,387	—	—	64,387
Total deposits	687,693	687,248	622,861	—	64,387
Junior subordinated debt	9,730	9,730	—	—	9,730
Accrued interest payable	44	44	—	44	—

December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$113,032	$113,032	$113,032	$—	$—
Interest-bearing deposits	650	650	—	650	—
Investment securities	57,491	57,491	3,716	53,775	—
Loans	561,932	557,914	—	—	557,914
Accrued interest receivable	3,895	3,895	—	3,895	—
Financial Liabilities:
Deposits:
Noninterest-bearing	262,697	262,697	262,697	—	—
NOW and money market	235,873	235,873	235,873	—	—
Savings	75,068	75,068	75,068	—	—
Time deposits	102,991	102,743	—	—	102,743
Total deposits	676,629	676,381	573,638	—	102,743
Junior subordinated debt	8,832	8,832	—	—	8,832
Accrued interest payable	76	76	—	76	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2017.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2017 (in 000’s):

Description of Assets	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$19,954	$—	$19,954	$—
U.S Govt collateralized mortgage obligations	22,031	—	22,031	—
Mutual Funds	3,737	3,737	—	—
Total AFS securities	45,722	3,737	41,985	—
Impaired Loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	—	—	—	—
Other real estate owned (1)	—	—	—	—
Total	$45,722	$3,737	$41,985	$—

Description of Liabilities	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$9,730	$—	$—	$9,730
Total	$9,730	$—	$—	$9,730

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

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the years ended December 31, 2017 and 2016. A write-down of $188,000 was recorded during the year ended December 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2016 (in 000's). There were no assets measured at fair value on a non-recurring basis at December 31, 2017.

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2017 and 2016 (i.e. carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the year ended December 31, 2017, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2017 and 2016.

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

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period (in 000’s):

	December 31, 2017	December 31, 2016	December 31, 2015
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$8,832	$8,300	$10,115
Total losses included in earnings	882	518	73
Canceled debt	—	—	(1,122)
Gain on redemption of liability	—	—	78
Capitalized interest	16	1,050	(698)
Ending balance	$9,730	$8,832	$8,300
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$882	$518	$73

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2017 and 2016:

December 31, 2017				December 31, 2016
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	5.81%	Subordinated Debt	Discounted cash flow	Discount Rate	6.46%

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

Capital Adequacy - The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (the “Board of Governors”).  Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the consolidated Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

The following table shows the Company’s and the Bank’s regulatory capital and regulatory capital ratios at December 31, 2017 and 2016, as compared to the applicable capital adequacy guidelines:

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017 (Company):
Total Capital (to Risk Weighted Assets)	$115,265	17.54%	$52,560	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	107,043	16.29%	39,420	6.00%	N/A	N/A
Common Equity Tier 1 (to Risk Weighted Assets)	97,313	14.81%	29,565	4.50%	N/A	N/A
Tier 1 Leverage (to Average Assets)	107,043	13.01%	32,899	4.00%	N/A	N/A
As of December 31, 2017 (Bank):
Total Capital (to Risk Weighted Assets)	$113,653	17.31%	$52,511	8.00%	$65,638	10.00%
Tier 1 Capital (to Risk Weighted Assets)	105,431	16.06%	39,383	6.00%	52,511	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	105,431	16.06%	29,537	4.50%	42,665	6.50%
Tier 1 Leverage (to Average Assets)	105,431	12.90%	32,732	4.00%	40,865	5.00%
As of December 31, 2016 (Company):
Total Capital (to Risk Weighted Assets)	$108,868	17.26%	$50,454	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	100,968	16.01%	37,840	6.00%	N/A	N/A
Common Equity Tier 1 (to Risk Weighted Assets)	92,600	14.68%	30,630	4.50%	N/A	N/A
Tier 1 Leverage (to Average Assets)	100,968	12.97%	30,956	4.00%	N/A	N/A
As of December 31, 2016 (Bank):
Total Capital (to Risk Weighted Assets)	$108,400	17.19%	$50,454	8.00%	$63,068	10.00%
Tier 1 Capital (to Risk Weighted Assets)	100,500	15.94%	37,840	6.00%	50,454	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	100,500	15.94%	30,630	4.50%	40,994	6.50%
Tier 1 Leverage (to Average Assets)	100,500	12.99%	30,956	4.00%	38,695	5.00%
As of December 31, 2015 (Company):
Total Capital (to Risk Weighted Assets)	$100,659	16.65%	$48,358	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	93,073	15.40%	36,269	6.00%	N/A	N/A
Common Equity Tier 1 (to Risk Weighted Assets)	85,237	14.10%	27,201	4.50%	N/A	N/A
Tier 1 Leverage (to Average Assets)	93,073	12.95%	28,747	4.00%	N/A	N/A
As of December 31, 2015 (Bank):
Total Capital (to Risk Weighted Assets)	$100,544	16.69%	$48,204	8.00%	$71,870	10.00%
Tier 1 Capital (to Risk Weighted Assets)	92,981	15.43%	36,153	6.00%	57,496	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	92,981	15.43%	27,115	4.50%	46,716	6.50%
Tier 1 Leverage (to Average Assets)	92,981	12.94%	28,748	4.00%	35,935	5.00%

Federal regulations require FDIC-insured depository institutions, including the Bank, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio; a Tier 1 capital to risk-based assets ratio; a total capital to risk-based assets; and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income ("AOCI"), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution's assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Institutions that do not maintain the required capital buffer will become subject to progressively most stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to executive management.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued by USB Capital Trust II in July of 2007 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital. During 2015, a redemption of $3.0 million junior subordinated debt took place. The current balance of Trust Preferred Securities is $12 million. As of December 31, 2017, the Company and the Bank meets all capital adequacy requirements to which they are subject.

Dividends – Cash dividends, if any, paid to shareholders are paid by the Company, subject to restrictions set forth in the California Corporations Code and the terms of the Federal Reserve informal supervisory agreement. Dividends paid by the Company during 2017 were in the form of stock and cash dividends. In 2016 dividends were in the form of stock rather than cash dividends.

The primary source of funds with which cash dividends are paid to shareholders comes from cash dividends received by the Company from the Bank. The Bank’s ability to pay dividends is subject to the restrictions set forth in the California Financial Code. Under the Financial Code, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the DBO, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. During the year ended December 31, 2017, the Bank’s cash dividends of $4,291,000 paid to the Company were approved by the Federal Reserve and the DBO and funded the Company’s operating costs and payments of interest on its junior subordinated debentures. The approval by the Federal Reserve and the DBO was required for the dividend issued during the first quarter 2017, but subsequently deemed unnecessary alongside the termination of the informal agreements. During the year ended December 31, 2015, a redemption of $3.0 million junior subordinated debt was approved by both agencies.

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

15.	Supplemental Cash Flow Disclosures

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash paid during the period for:
Interest	$1,762	$1,362	$1,243
Income Taxes	6,863	1,710	3,080
Noncash activities:
Loans transferred to foreclosed property	—	—	226
OREO financed	—	3,766	—
Unrealized gains (losses) on securities	16	(648)	(265)
Unrealized (losses) gains on unrecognized post retirement costs	(6)	(22)	224

16.	Dividends on Common Stock

The Company declared one-percent (1)% common stock dividends for the quarter ended March 31, 2017. All 1% stock dividends were considered “small stock dividends” resulting in a transfer between retained earnings and common stock an amount equal to the number of shares issued in the stock dividend multiplied by the stock’s closing price at the date of declaration. Other than for earnings-per-share calculations and share-based compensation disclosures, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

On April 25, 2017, the Company’s Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock. The dividend was payable on May 17, 2017, to shareholders of record as of May 8, 2017. Approximately $844,000 was transfered from retained earnings to cash to allow for distribution of the dividend to shareholders. The Board of Directors also authorized the repurchase of up to $3 million of the outstanding common stock of the Company. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions.

On June 27, 2017, the Company’s Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock. The dividend was payable on July 21, 2017, to shareholders of record as of July 7, 2017. Approximately $844,000 was transfered from retained earnings to cash to allow for distribution of the dividend to shareholders.

On September 26, 2017, the Company’s Board of Directors declared a cash dividend of $0.07 per share on the Company's common stock. The dividend was payable on October 19, 2017, to shareholders of record as of October 10, 2017. Approximately $1,182,000 was transfered from retained earnings to other liabilities to allow for distribution of the dividend to shareholders.

On December 19, 2017, the Company's Board of Directors declared a cash dividend of $0.07 per share on the Company's common stock. The dividend was payable on January 16, 2018, to shareholders of record as of January 4, 2018. Approximately $1,182,000 was transfered from retained earnings to other liabilities to allow for distribution of the dividend to shareholders.

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

The following table provides a reconciliation of the numerator and the denominator of the basic net income per share computation with the numerator and the denominator of the diluted net income per share computation. Prior year amounts have been restated to reflect the impact of stock dividends.

	Year Ended December 31,
(In thousands, except earnings per share data)	2017	2016	2015
Net income available to common shareholders	$8,640	$7,385	$6,810
Weighted average shares outstanding	16,885,587	16,881,379	16,880,563
Add: dilutive effect of stock options	19,328	7,648	2,234
Weighted average shares outstanding adjusted for potential dilution	16,904,915	16,889,027	16,882,797
Basic earnings per share	$0.51	$0.44	$0.40
Diluted earnings per share	$0.51	$0.44	$0.40
Anti-dilutive shares excluded from earnings per share calculation	98,000	21,000	132,000

Dilutive income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method. There are two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is not significant for these participating securities.

18. Common Stock Repurchase Plan

On May 16, 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 846,127 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. As of December 31, 2017, there were 732,556 shares available for repurchase.

On April 25, 2017, the Company’s Board of Directors approved the repurchase of up to $3 million of the outstanding common stock of the Company. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions.

The Company did not repurchase any common shares during the years ended December 31, 2017, 2016, and 2015.

19. Goodwill and Intangible Assets

At December 31, 2017, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2016. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at December 31, 2017.

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2017 and 2016
(In thousands)	2017	2016
Assets
Cash and equivalents	$1,656	$148
Investment in bank subsidiary	109,472	104,554
Other assets	1,136	2,525
Total assets	112,264	107,227
Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value)	9,730	8,832
Deferred taxes	—	1,741
Dividends declared	1,182	—
Total liabilities	10,912	10,573
Shareholders' Equity:
Common stock, no par value 20,000,000 shares authorized, 16,885,615 and 16,705,594 issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	57,880	56,557
Retained earnings	44,182	40,701
Accumulated other comprehensive loss	(710)	(604)
Total shareholders' equity	101,352	96,654
Total liabilities and shareholders' equity	$112,264	$107,227

United Security Bancshares – (parent only)	Year ended December 31,
Income Statements
(In thousands)	2017	2016	2015
Income
Loss on fair value of financial liability	$(882)	$(518)	$(73)
Gain on redemption of JR subordinated debentures	—	—	78
Dividends from subsidiary	4,291	424	2,416
Total income	3,409	(94)	2,421
Expense
Interest expense	302	240	225
Other expense	269	241	256
Total expense	571	481	481
Income (loss) before taxes and equity in undistributed income of subsidiary	2,838	(575)	1,940
Income tax benefit	(989)	(411)	(196)
Undistributed income of subsidiary	4,813	7,549	4,674
Net Income	$8,640	$7,385	$6,810

United Security Bancshares – (parent only)	Year ended December 31,
Statement of Cash Flows
(In thousands)	2017	2016	2015
Cash Flows From Operating Activities
Net income	$8,640	$7,385	$6,810
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(4,813)	(7,549)	(4,674)
Provision for deferred income taxes	(751)	(169)	(518)
Loss on fair value option of financial liability	882	518	73
Gain on redemption of junior subordinated debentures	—	—	(78)
Decrease (increase) in income tax receivable	391	(198)	117
Net change in other assets/liabilities	23	15	(14)
Net cash provided by operating activities	4,372	2	1,716
Cash Flows From Financing Activities
Proceeds from exercise of stock options	6	6	—
Dividends paid	(2,870)	—	—
Redemption of junior subordinated debenture	—	—	(1,800)
Net cash (used in) provided by financing activities	(2,864)	6	(1,800)
Net increase (decrease) increase in cash and cash equivalents	1,508	8	(84)
Cash and cash equivalents at beginning of year	148	140	224
Cash and cash equivalents at end of year	$1,656	$148	$140

21. Summary of Quarterly Results of Operations (unaudited)
The following table sets forth the results of operations for the four quarters of 2017 and 2016, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2017 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest Income:
Loans, including fees	$8,035	$7,978	$7,579	$7,225
Investment securities, interest bearing cash at Banks	560	614	531	408
Total interest income	8,595	8,592	8,110	7,633
Interest Expense	451	435	438	405
Net Interest Income	8,144	8,157	7,672	7,228
Provision (recovery of provision) for Credit Losses	48	7	(52)	21
Net Interest Income after Provision for Credit Losses	8,096	8,150	7,724	7,207
Noninterest Income	1,155	1,176	1,066	909
Noninterest Expense	5,260	4,746	4,607	5,190
Income Before Provision for Taxes	3,991	4,580	4,183	2,926
Provision for Taxes on Income	2,354	1,840	1,691	1,155
Net Income	$1,637	$2,740	$2,492	$1,771
Net Income per common share
Basic	$0.10	$0.16	$0.15	$0.10
Diluted	$0.10	$0.16	$0.15	$0.10

	2016 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest Income:
Loans, including fees	$7,460	$7,435	$6,658	$6,631
Investment securities, interest bearing cash at Banks	319	318	338	315
Total interest income	7,779	7,753	6,996	6,946
Interest Expense	395	349	330	335
Net Interest Income	7,384	7,404	6,666	6,611
Provision (recovery of provision) for Credit Losses	(14)	4	12	(22)
Net Interest Income after Provision for Credit Losses	7,398	7,400	6,654	6,633
Noninterest Income	741	786	1,427	1,561
Noninterest Expense	5,358	4,864	4,824	5,300
Income Before Provision for Taxes	2,781	3,322	3,257	2,894
Provision for Taxes on Income	1,226	1,282	1,236	1,125
Net Income	$1,555	$2,040	$2,021	$1,769
Net Income per common share
Basic	$0.09	$0.12	$0.12	$0.10
Diluted	$0.09	$0.12	$0.12	$0.10

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s management has determined that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure
Moss Adams LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2017. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2017.
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

  None.

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders ("Proxy Statement").

Item 14 - Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders ("Proxy Statement").

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

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (filed herewith)

10.3	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (2)

10.4	Amended and Restated Change in Control Agreement for David Eytcheson (filed herewith)

10.5	USB 2005 Stock Option Plan (3)

10.6	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.7	Executive Salary Continuation Agreement for Bhavneet Gill (filed herewith)

10.8	Change in Control Agreement for Bhavneet Gill (filed herewith)

10.9	Executive Salary Continuation Agreement for William Yarbenet (filed herewith)

10.10	Change in Control Agreement for William Yarbenet (filed herewith)

10.11	Employment Agreement for William Yarbenet (filed herewith)

11.1	Computation of earnings per share.

See Note 19 to Consolidated Financial Statements and related documents set forth in “Item 8. Financial Statements and Supplementary Data” of this report are filed as part of this report.

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1) Previously filed on April 4, 2001 as an exhibit to the Company’s filing on Form S-4 (file number 333-58256).
(2) Previously filed on March 17, 2008 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2007 (file number 000-32897).
(3) Previously filed on April 18, 2005 as Exhibit B to the Company's 2005 Schedule 14A Definitive Proxy (file number 000-32897).
(4) Previously filed on April 13, 2015 as Appendix A to the Company's 2015 Schedule 14A Definitive Proxy (file number 000-32897).

(b)           Exhibits filed:

See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of regulation S-K with this report.

(c)           Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2017 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 2nd day of March 2018.

United Security Bancshares

March 2, 2018	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 2, 2018	/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 2, 2018	/s/ Robert G. Bitter
Director

Date:	March 2, 2018	/s/ Stanley J. Cavalla
Director

Date:	March 2, 2018	/s/ Tom Ellithorpe
Director

Date:	March 2, 2018	/s/ Benjamin Mackovak
Director

Date:	March 2, 2018	/s/ Robert M. Mochizuki
Director

Date:	March 2, 2018	/s/ Kenneth D. Newby
Director

Date:	March 2, 2018	/s/ Sue Quigley
Director

Date:	March 2, 2018	/s/ Mike Woolf
Director

Date:	March 2, 2018	/s/ Nabeel Mahmood
Director

Date:	March 2, 2018	/s/ Brian Tkacz
Director