Form 10-K/A
period 2017-12-31
UNITED SECURITY BANCSHARES
filed 2018-05-04
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2017 : $119,569,297
Shares outstanding as of February 28, 2018 :  16,885,615

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of United Security Bancshares, as originally filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018 (the “Original Form 10-K”). We are filing this Amendment for the sole purpose of including Items 1A, 6, and 7A. Except as expressly set forth herein, this Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K.

ITEM 1A - RISK FACTORS
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may adversely impact our business operations. If any of the events described in the following risk factors occur, the Company’s business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s common stock could decline due to any of the events described in these risk factors.

Risks Relating to the Bank and to the Business of Banking in General
Deterioration of economic conditions could adversely affect our business.
The Bank conducts banking operations principally in California’s Central Valley. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in California’s Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and adverse economic conditions could have a material adverse effect upon us. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect our results of operations and financial condition.
We can provide no assurance that economic conditions in the United States in general and in the State of California and within our operating markets will not deteriorate or that such deterioration will not materially affect us. A deterioration in economic conditions locally, regionally or nationally could result in an economic downturn in the Central Valley with the following consequences, any of which could further adversely affect our business:

•	Loan delinquencies and defaults may increase;

•	Problem assets and foreclosures may increase;

•	Demand for loans or other products and services offered by us may decline;

•	Low cost or noninterest bearing deposits may decrease;

•	Decline in the value of our loans or other assets secured by real estate could occur; or

•	Foreclosed assets may not be able to be sold.

Our allowance for loan losses may not be adequate to cover actual losses.
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
As of December 31, 2017, the Company’s allowance for loan losses was $9,267,000, representing 1.54% of outstanding loans. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan losses further or that the allowance will be adequate to absorb loan losses we actually incur. Either of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks
Commercial real estate, construction and land development, and commercial and industrial loans, which comprised approximately 65% of our total loan portfolio as of December 31, 2017, expose the Company to a greater risk of loss than residential real estate and consumer loans, which were a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve relatively large balances to a borrower or a group of related borrowers, and an adverse development with respect to a larger commercial loan relationship would expose us to greater risk of loss than would an adverse development with respect to a smaller residential mortgage loan or consumer loan.
If the Company forecloses on collateral property, we may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.
The Company may need to foreclose on collateral property to protect its investment and may thereafter own and operate such property, in which case we will be exposed to the risks inherent in the ownership of real estate. The amount that the Company, as a mortgagee, may realize after a default is dependent upon factors outside of the Company’s control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) natural calamities. Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate, and as a result, the Company may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect the Company’s ability to generate revenues, resulting in reduced levels of profitability.
Our financial performance is subject to interest rate risk.
Our operations are greatly influenced by general economic conditions and by related monetary and fiscal policies of the federal government. Deposit flows and funding costs are influenced by interest rates of competing investments and general market rates of interest. Lending activities are affected by the demand for loans, which in turn is affected by the interest rates at which such financing may be offered or by other factors affecting the availability of funds.
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
We operate in a highly regulated environment and we may be adversely affected by new laws and regulations or changes in existing laws and regulations. Regulations may prevent or impair our ability to pay dividends, engage in acquisitions or operate in other ways.
We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal or state legislation could have a substantial impact on us and our operations.  Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on our financial condition and results of operations.  Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties.  The exercise of this regulatory discretion and power may have a negative impact on us.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.
The Sarbanes-Oxley Act of 2002 (the “SOX Act”) addresses, among other things, corporate governance, auditing and public disclosure, enhanced and timely disclosure of corporate information, and penalties for non-compliance. As a public reporting company, we are subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and NASDAQ. After enactment of the SOX Act, we updated our policies and procedures to comply with the SOX Act’s requirements and found that such compliance, including compliance with Section 404 relating to our internal controls over financial reporting, has resulted in additional expense for us. We will continue to incur additional expenses in connection with ongoing compliance with these requirements.
The Dodd-Frank Act was signed into law in July 2010 and significantly changed the bank regulatory structure and is affecting our lending, deposit, investment, and operating activities. The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) and empowered the CFPB to exercise broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws. We are subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10.0 billion, we are generally not subject to supervision and examination by the CFPB itself. The CFPB has issued and continues to propose and issue numerous regulations that will increase the compliance burden for us.
If we cannot attract deposits, our growth may be inhibited.
We plan to increase the level of our assets, including our loan portfolio. Our ability to increase our assets depends in large part on our ability to attract additional deposits at favorable rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers. We cannot assure that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our growth and expansion may strain our ability to manage our operations and our financial resources.
Our financial performance and profitability depend on our ability to execute our strategic growth plan. In addition to seeking deposit and loan growth in our existing markets, we may pursue expansion opportunities in new markets. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition, results of operations and cash flows. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.
Our growth may place a strain on our administrative, operational and financial resources and increase demands on our systems and controls. This business growth may require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. In addition, our existing operating and financial control systems and infrastructure may not be adequate to maintain and effectively monitor future growth. Our continued growth may also increase our need for experienced personnel. Our inability to attract and retain experienced bankers may adversely affect our growth and a decrease in our rate of growth may adversely impact our results of operations and financial condition.
Our ability to attract and retain qualified employees is critical to our success.
Our employees are our most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees to assist in executing our growth, acquisition, and business strategies. We also seek to retain proven, experienced senior employees with superior talent, augmented from time to time by external hires, to provide continuity of succession of our executive management team. In addition, the Company’s Board of Directors oversee succession planning, including review of the succession plans for the Chief Executive Officer and other members of executive management. If for any reason we are unable to continue to attract or retain qualified employees, our performance, including our competitive position, could be materially and adversely affected.
Our controls over financial reporting and related governance procedures may fail or be circumvented. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the value of our common stock.
Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures.  We maintain controls and procedures to mitigate risks such as processing system failures or errors and customer or employee fraud, and we maintain insurance coverage for certain of these risks.  Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and provides only reasonable, not absolute, assurances that the objectives of the system are met.  Events could occur which are not prevented or detected by our internal controls, are not insured against, or are in excess of our insurance limits.  Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have an adverse effect on our business.
Changes in accounting standards may affect our performance
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. The FASB and SEC continually change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a retrospective adjustment to prior financial statements.
One such change is ASU 2016-13, which was released by the FASB in 2016 and which the Company is required to adopt no later than January 1, 2020. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the current expected credit loss ("CECL") model, in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will necessitate significantly greater data requirements and changes to methodologies to accurately account for expected losses over the life of a loan. There can be no assurance that we will not be required to increase out reserves and allowance for loan loss as a result of the implementation of CECL. Increased provisions for loan losses may adversely affect our results of operations and financial condition.
We rely on communications, information, operating and financial control systems technology and we may suffer an interruption in or breach of the security of those systems.
The financial services industry is experiencing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements than we do. Our future success will depend, to some degree, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as create additional efficiencies in our operations, We may not be able to effectively implement new technology-driven products or service, or be successful in marketing such products and services. Additionally, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause service interruptions, transaction processing errors and system conversion delays, and may cause us to fail to comply with applicable laws. Even with extraordinary care, due to the extensive work by computer hackers and others, we are also subject to potential data breaches that may result in revealing confidential information. There can be no assurance that we will be able to successfully manage the risks associated with increased dependency on technology.
Our business is highly reliant on technology and our ability and our third party service providers to manage the operational risks associated with technology.
We depend, and will continue to depend to a significant extent, on a number of relationships with third party technology service providers. Specifically, we utilize software and hardware systems for transaction processing, essential web hosting, debit card processing, merchant bankcard processing, internet banking systems and other processing services from third party service providers. If these third party service providers experience difficulties or terminate their services, and we are unable to replace them with other qualified service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially adversely affected.
A failure to implement technological advances could negatively impact our business.
The financial services industry is constantly undergoing technological change, with the frequent introduction of new technology-driven products and services.   Our ability to compete will depend upon our ability to respond to the needs of our customers by using technology to provide desired products and services.  In addition, our business and operations could be susceptible to adverse effects from computer failures, communication and energy disruption, and activities such as fraud of unethical individuals with the technological ability to cause disruptions or failures of our data processing system.

Risks Relating to Dividends and our Common Stock

Our future ability to pay dividends is subject to restrictions.
As a holding company with no significant assets other than the Bank, we depend on dividends from the Bank to fund our operating expense, payments of interest on its junior subordinated debentures, and estimated tax payments. Our ability to continue to pay dividends depends in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code. As of December 31, 2017, the Bank paid approximately $4,291,000 in dividends to the Company. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer, as further described under “Item 7 – Management's Discussion and Analysis of Operations — Regulatory Matters- Dividends” in this report.
Our holding company expenses and obligations with respect to our trust preferred securities and corresponding junior subordinated deferrable interest debentures issued by us may limit or impair our ability to declare or pay dividends. No assurance can be given that our future performance will justify the payment of dividends in any particular year. Finally, our ability to pay dividends is also subject to the restrictions of the California Corporations Code.
We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.
In order to maintain our capital at desired or regulatory-required levels, or to fund future growth, the Company's board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for, or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute your ownership interest as a shareholder. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders
Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders
On July 25, 2007 we issued $15,464,000 of floating rate junior subordinated debentures in connection with a $15,000,000 trust preferred securities issuance by its subsidiary, United Security Bancshares Capital Trust II. At December 31, 2017, the contractual principal balance of our debentures relating to its trust preferred securities is $12,000,000. The junior subordinated debentures mature in July 2037.

We conditionally guarantee payments of the principal and interest on the trust preferred securities. Our junior subordinated debentures are senior to holders of common stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock.

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis”.

	For the Year Ended December 31,
(in thousands except per share data and ratios)	2017	2016	2015	2014	2013
Summary of Year-to-Date Earnings:
Interest income and loan fees	$32,930	$29,473	$27,410	$24,962	$23,002
Interest expense	1,730	1,409	1,281	1,345	1,611
Net interest income	31,200	28,064	26,129	23,617	21,391
Provision (benefit) for credit losses	24	(21)	(41)	(845)	(1,098)
Net interest income after provision for credit losses	31,176	28,085	26,170	24,462	22,489
Noninterest income	4,306	4,514	4,735	5,161	3,968
Noninterest expense	19,803	20,345	19,598	19,215	19,083
Income before taxes on income	15,679	12,254	11,307	10,408	7,374
Taxes on income	7,039	4,869	4,497	4,192	105
Net income	$8,640	$7,385	$6,810	$6,216	$7,269

Per Share Data:
Net income- Basic	$0.51	$0.44	$0.40	$0.37	$0.47
Net income - Diluted	$0.51	$0.44	$0.40	$0.37	$0.47
Average shares outstanding - Basic	16,885,587	16,881,379	16,880,563	16,686,896	15,398,911
Average shares outstanding - Diluted	16,904,915	16,889,028	16,882,787	16,692,646	15,399,516
Book value per share	$6.00	$5.79	$5.58	$5.37	$5.17

Financial Position at Period-end:
Total assets	$805,836	$787,972	$725,644	$663,169	$635,929
Total net loans and leases	593,123	561,931	505,663	446,824	384,025
Total deposits	687,693	676,629	621,805	565,373	542,489
Total shareholders' equity	101,353	96,654	89,635	82,826	76,544

Selected Financial Ratios:
Return on average assets	1.07%	0.98%	0.98%	0.93%	1.13%
Return on average equity	8.63%	7.86%	7.88%	7.80%	10.09%
Average equity to average assets	12.46%	12.43%	12.41%	11.88%	11.20%
Net interest margin (1)	4.27%	4.11%	4.22%	4.01%	3.86%
Allowance for credit losses as a percentage of total nonperforming assets	52.62%	47.15%	30.26%	36.41%	34.28%
Net (recoveries) charge-offs to average loans	(.06)%	0.14%	0.20%	(0.14)%	(0.08)%
Allowance of credit losses as a percentage of period-end loans	1.54%	1.56%	1.88%	2.35%	2.78%
Dividend payout ratio	33.22%	0.00%	0.00%	0.00%	0.00%

1.	Fully taxable equivalent

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the primary market risk associated with asset/liability management. The Company measures its interest rate risk position on at least a quarterly basis using two methods: (i) net interest income simulation; and (ii) economic value of equity modeling. The primary objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk-reward equation for earnings and capital under various interest rate scenarios.  The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. The Company’s management and Board of Directors’ Asset/Liability Management Committee (“ALCO”) are responsible for reviewing the interest rate risk analysis quarterly, while operating under policies and risk limits approved by the Board of Directors.
The ALCO seeks to stabilize our net interest income by matching rate-sensitive assets and liabilities by maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment.  When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, net interest income generally will be negatively impacted by an increasing interest rate environment and positively impacted by a decreasing interest rate environment.  Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by an increasing interest rate environment and negatively impacted by a decreasing interest rate environment.  Our mix of assets consists primarily of loans and securities, none of which are held for trading purposes. The value of these securities is subject to interest rate risk, which we must monitor and manage successfully in order to prevent declines in the value of these assets if interest rates rise in the future.
Net Interest Income Simulation
Management uses asset and liability management software model and engages consultants to measure the Company's exposure to changes in interest rates quarterly. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayments of loans and investment securities. Deposit products are assumed to reprice more slowly in a rising or declining rate environment and usually reprice at a rate less than the change in market rates. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. The Company typically uses at least eight interest rate scenarios in conducting rolling 12-month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, 300, and 400 basis points.  These scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time.
Pursuant to policy guidelines, the Company generally attempts to limit the projected decline in net interest income relative to the stable rate scenario to no more than 10% for a 100 basis point (bp) interest rate shock, 12% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. Management believes the results for the Company's December 31, 2017 balances indicate that the net interest income at risk over a one year time horizon for a 100 bp, 200 bp, 300 bp, and 400 bp rate increase and a 100 bp rate decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, 200 bp, 300 bp, and 400 bp decreases are not considered a realistic possibility.
The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2017, if interest rates were to change in the amounts set forth.

Sensitivity Analysis of Impact of Rate Changes on Net Interest Income
(Dollars in thousands)
Hypothetical Change in Rates	$ Change in Net Interest Income	% Change
Up 400 BP	6,021	18.1%
Up 300 BP	4,515	13.5%
Up 200 BP	3,013	9.0%
Up 100 BP	1,517	4.6%
Unchanged	—	—%
Down 100BP	(3,166)	(9.5)%
Our current simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases with increases in rates, but a drop in interest rates could have a negative impact. This profile is consistent with the Company’s relatively large balance of less rate-sensitive non-maturity deposits and large volume of variable-rate loans, which contributes to higher net interest income in rising rate scenarios and compression in net interest income in declining rate scenarios.

As of December 31, 2017, approximately 52.0% of the Company's loan portfolio is tied to adjustable rate indices. The following table shows the repricing gaps as of December 31, 2017. In this table, interest-bearing transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the interest-bearing transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its interest-bearing transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.

	Repricing within:
(Dollars in thousands)	Less than 3 months	3-6 months	6-12 months	1-5 years	Over 5 years
Interest earnings assets:
Cash and due from Federal Reserve Bank	$72,697	$—	$—	$—	$—
Investment securities	8,211	16,931	5,579	13,157	6,511
Loans	269,716	37,140	70,028	205,335	19,132
Total interest-earning assets	350,624	54,071	75,607	218,492	25,643
Liabilities:
Noninterest-bearing DDA	13,569	12,961	24,208	131,089	125,471
Interest-bearing transaction deposits	315,563	—	—	—	—
Time	20,623	14,598	13,483	16,128	—
Junior subordinated debt	12,000	—	—	—	—
Total liabilities	361,755	27,559	37,691	147,217	125,471
Interest sensitivity gap	(11,131)	26,512	37,916	71,275	(99,828)
Cumulative sensitivity gap	(11,131)	15,381	53,297	124,572	24,744
As a percentage of earning assets:
Interest sensitivity gap	(1.5)%	3.7%	5.2%	9.8%	(13.8)%
Cumulative sensitivity gap	(1.5)%	2.1%	7.4%	17.2%	3.4%

Economic Value of Equity
The Company also utilizes the same model as the net interest income simulation to project the impact of changes in interest rates on the underlying economic value of all the Company's assets and liabilities under alternative interest rate scenarios. The resultant net value, as impacted under each projected interest rate scenario, is referred to as the economic value of equity ("EVE"). This technique captures the interest rate risk of the Company's business mix across all maturities. The market analysis is performed using an immediate rate shock of 100, 200, 300 and 400 basis points up and down, calculating the present value of expected cash flows under each rate environment at applicable discount rates. The market value of loans is calculated by discounting the expected future cash flows over either the term to maturity for fixed rate loans or scheduled repricing for floating rate loans using the current rate at which similar loans would be made to borrowers with similar credit ratings. The market value of investment securities is based on quoted market prices obtained from independent brokers. The market value of time deposits is calculated by discounting the expected cash flows using current rates for similar instruments of comparable maturities. The market value of deposits with no defined maturities, including interest-bearing checking, money market and savings accounts is calculated by discounting the expected cash flows at a rate equal to the difference between the cost of these deposits and the alternate use of the funds, federal funds in this case. Assumed maturities for these deposits are estimated using decay analysis. For noninterest sensitive assets and liabilities, the market value is equal to their carrying value amounts at the reporting date.

The table below shows estimated changes in the Company’s EVE as of December 31, 2017, under different interest rate scenarios relative to a base case of current interest rates.

Sensitivity Analysis of Impact of Rate Changes on EVE
(Dollars in thousands)
Hypothetical Change in Rates	$ Change in EVE	% Change
Up 400 BP	28,701	17.1%
Up 300 BP	23,008	13.7%
Up 200 BP	16,334	9.8%
Up 100 BP	8,732	5.2%
Unchanged	—	—%
Down 100BP	(19,066)	(11.4)%
Our current simulation indicates that the Company's EVE will deteriorate in declining rate scenarios, but should benefit from an upward shift in the yield curve. The Company periodically runs stress scenarios on EVE to simulate higher prepayment rates, changes in deposit betas, and higher decay rates. The model results are highly sensitive to changes in assumed decay rates for non-maturity deposits.
As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding tables. For example, although certain of the Company’s assets and liabilities may have similar maturities or repricing time frames, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain of the Company’s asset and liability categories may precede, or lag behind, changes in market interest rates. Also, the actual rates of prepayments on loans and investments and decay rates on non-maturity deposits could vary significantly from the assumptions utilized in deriving the results as presented in the preceding tables. Further, a change in U.S. Treasury rates accompanied by a change in the shape of the treasury yield curve could result in different estimations from those presented herein. Accordingly, the results in the preceding tables should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting estimates of changes in EVE are not intended to represent, and should not be construed to represent, estimates of changes in the underlying value of the Company.

Item 15 – Exhibits and Financial Statement Schedules

The following exhibits are filed with this Amendment No.1 to the Company's Annual Report on Form 10-K/A:

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the year ended December 31, 2017 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 4th day of May 2018.

United Security Bancshares

May 4, 2018	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

May 4, 2018	/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer