Form 10-Q
period 2018-03-31
UNITED SECURITY BANCSHARES
filed 2018-05-07
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2018: 16,898,615

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2018 and December 31, 2017

(in thousands except shares)	March 31, 2018	December 31, 2017
Assets
Cash and non-interest bearing deposits in other banks	$24,608	$35,237
Cash and due from Federal Reserve Bank ("FRB")	140,739	72,697
Cash and cash equivalents	165,347	107,934
Investment securities (at fair value)
Available for sale ("AFS") securities	39,329	41,985
Marketable equity securities	3,677	3,737
Total investment securities	43,006	45,722
Loans	595,882	601,351
Unearned fees and unamortized loan origination costs, net	968	1,039
Allowance for credit losses	(9,116)	(9,267)
Net loans	587,734	593,123
Accrued interest receivable	7,413	6,526
Premises and equipment – net	10,123	10,165
Other real estate owned	5,745	5,745
Goodwill	4,488	4,488
Cash surrender value of life insurance	19,671	19,752
Investment in limited partnerships	1,596	1,601
Deferred tax assets - net	2,432	2,389
Other assets	7,249	8,391
Total assets	$854,804	$805,836

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$319,438	$307,299
Interest bearing	415,178	380,394
Total deposits	734,616	687,693

Accrued interest payable	47	44
Accounts payable and other liabilities	6,991	7,017
Junior subordinated debentures (at fair value)	9,641	9,730
Total liabilities	751,295	704,484

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 16,898,615 issued and outstanding at March 31, 2018, and 16,885,615 at December 31, 2017	58,171	57,880
Retained earnings	44,152	44,182
Accumulated other comprehensive income (loss)	1,186	(710)
Total shareholders' equity	103,509	101,352
Total liabilities and shareholders' equity	$854,804	$805,836

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2018	2017
Interest Income:
Loans, including fees	$8,226	$7,225
Investment securities – AFS – taxable	193	224
Interest on deposits in FRB	384	183
Interest on deposits in other banks	—	1
Total interest income	8,803	7,633

Interest Expense:
Interest on deposits	387	336
Interest on other borrowings	90	69
Total interest expense	477	405

Net Interest Income	8,326	7,228
(Recovery of Provision) Provision for Credit Losses	(189)	21
Net Interest Income after (Recovery of Provision) Provision for Credit Losses	8,515	7,207

Noninterest Income:
Customer service fees	951	941
Increase in cash surrender value of bank-owned life insurance	125	132
Gain on death benefit proceeds of bank-owned life insurance	171	—
Loss on change in fair value of marketable equity securities	(60)	—
Loss on fair value of financial liability	(470)	(336)
Other	205	172
Total noninterest income	922	909

Noninterest Expense:
Salaries and employee benefits	2,961	2,985
Occupancy expense	1,018	1,015
Data processing	52	27
Professional fees	335	255
Regulatory assessments	83	136
Director fees	80	68
Correspondent bank service charges	17	18
Loss on California tax credit partnership	5	108
Net cost on operation and sale of OREO	51	32
Other	398	546
Total noninterest expense	5,000	5,190

Income Before Provision for Taxes	4,437	2,926
Provision for Taxes on Income	1,280	1,155
Net Income	$3,157	$1,771

Net Income per common share
Basic	$0.19	$0.10
Diluted	$0.19	$0.10
Shares on which net income per common shares were based
Basic	16,898,615	16,874,778
Diluted	16,925,971	16,888,573

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net Income	$3,157	$1,771

Unrealized holdings (loss) gain on securities	(254)	87
Unrealized gains on unrecognized post-retirement costs	9	13
Unrealized gains on TRUPs	567	—
Other comprehensive income (loss), before tax	322	100
Tax benefit (expense) related to securities	79	(35)
Tax expense related to unrecognized post-retirement costs	(3)	(5)
Tax expense related to TRUPs	(168)	—
Total other comprehensive income (loss)	230	60
Comprehensive Income	$3,387	$1,831

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2016 (1)	16,705,594	$56,557	$40,701	$(604)	$96,654
(1) Excludes 12,015 unvested restricted shares

Other comprehensive income				60	60
Common stock dividends	167,082	1,220	(1,220)		—
Stock options exercised	2,514	6			6
Stock-based compensation expense		7			7
Net income			1,771		1,771
Balance March 31, 2017 (2)	16,875,190	$57,790	$41,252	$(544)	$98,498
(2) Excludes 12,015 unvested restricted shares

Other comprehensive loss				(53)	(53)
Reclassification of income tax effects from accumulated other comprehensive income			113	(113)	—
Dividends on common stock ($0.17 per share)			(2,870)		(2,870)
Dividends payable			(1,182)		(1,182)
Restricted stock units released	10,425				—
Stock-based compensation expense		90			90
Net income			6,869		6,869
Balance December 31, 2017 (3)	16,885,615	$57,880	$44,182	$(710)	$101,352
(3) Excludes 46,511 unvested restricted shares

Other comprehensive income				230	230
Adoption of ASU 2016-01: reclassification of TRUPS to accumulated other comprehensive income			(1,482)	1,482	—
Adoption of ASU 2016-01: recognition of previously unrealized losses within marketable equity securities			(184)	184	—
Dividends payable ($0.09 per share)			(1,521)		(1,521)
Restricted stock units released	13,000				—
Stock-based compensation expense		291			291
Net income			3,157		3,157
Balance March 31, 2018 (4)	16,898,615	$58,171	$44,152	$1,186	$103,509
(4) Excludes 46,511 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2018	2017
Cash Flows From Operating Activities:
Net Income	$3,157	$1,771
Adjustments to reconcile net income: to cash provided by operating activities:
(Recovery of provision) provision for credit losses	(189)	21
Depreciation and amortization	334	324
Amortization of investment securities	137	143
Accretion of investment securities	(1)	(2)
Increase in accrued interest receivable	(887)	(550)
Increase (decrease) in accrued interest payable	3	(24)
Decrease in accounts payable and accrued liabilities	(1,711)	(718)
Decrease in unearned fees and unamortized loan origination costs, net	71	168
Decrease in income taxes receivable	1,419	1,293
Unrealized loss on marketable equity securities	60	—
Stock-based compensation expense	291	7
(Provision) benefit for deferred income taxes	29	(138)
Gain on bank owned life insurance	(171)	—
Increase in cash surrender value of bank-owned life insurance	(125)	(137)
Loss on fair value option of financial liabilities	470	336
Loss on tax credit limited partnership interest	5	108
Net increase in other assets	(253)	(172)
Net cash provided by operating activities	2,639	2,430

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	—	(1)
Purchase of correspondent bank stock	(3)	(1)
Principal payments of available-for-sale securities	2,265	2,087
Net decrease in loans	5,508	22,943
Investment in limited partnership	—	(598)
Proceeds from bank owned life insurance	376	—
Capital expenditures of premises and equipment	(295)	(678)
Net cash provided by investing activities	7,851	23,752

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	44,010	14,450
Net increase (decrease) in time deposits	2,913	(20,538)
Proceeds from exercise of stock options	—	6
Net cash provided by (used in) financing activities	46,923	(6,082)

Net increase in cash and cash equivalents	57,413	20,100
Cash and cash equivalents at beginning of period	107,934	113,032
Cash and cash equivalents at end of period	$165,347	$133,132

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2017 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Reclassifications:

During the three months ended March 31, 2018, in accordance with ASU 2016-01, the Company changed its classification of investment securities available for sale (at fair value) presented within the consolidated balance sheets to separately present available for sale securities and marketable equity securities. This change in the classification of investment securities was made to better represent the types of securities held by the Company. As a result of these reclassifications, investment securities available for sale (at fair value) as of December 31, 2017 of $45,722,000 has been broken out to present available for sale securities of $41,985,000, and marketable equity securities of $3,737,000 separately. These reclassifications did not affect previously reported net income or total assets.

Revenue from Contracts with Customers:

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Recently Issued Accounting Standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of OREO, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018 and resulted in separate classification of equity securities previously included in available for sale securities on the consolidated balance sheets with changes in the fair value of the equity securities captured in the consolidated statements of income. See Note 2 – Investment Securities for disclosures related to equity securities. Adoption of the standard also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 11 – Fair Value Disclosures for further information regarding the valuation of these loans. Additionally, adoption of the standard resulted in separately recognizing the instrument-specific credit risk associated with the Company's Junior Subordinated Debt. See Note 10 - Junior Subordinated Debt / Trust Preferred Securities for additional information.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. This ASU will be effective for public business entities for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the consolidated balance sheet due to the number of leased branches and standalone ATM sites the Company currently has that are accounted for under current operating lease guidance.

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2018 and December 31, 2017:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
March 31, 2018
Securities available for sale:
U.S. Government agencies	$18,548	$272	$(48)	$18,772
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	21,125	45	(613)	20,557
Total securities available for sale	$39,673	$317	$(661)	$39,329

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2017
Securities available for sale:
U.S. Government agencies	$19,683	$312	$(41)	$19,954
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	22,391	56	(416)	22,031
Total securities available for sale	$42,074	$368	$(457)	$41,985

The amortized cost and fair value of securities available for sale at March 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	March 31, 2018
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	567	576
Due after ten years	17,981	18,196
Collateralized mortgage obligations	21,125	20,557
	$39,673	$39,329

There were no realized gains or losses on sales of available-for-sale securities for the three month periods ended March 31, 2018 and March 31, 2017. There were no other-than-temporary impairment losses for the three month periods ended March 31, 2018 and March 31, 2017.

At March 31, 2018, available-for-sale securities with an amortized cost of approximately $32,695,073 (fair value of $32,225,704) were pledged as collateral for FHLB borrowings and public funds balances.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$1,620	$(2)	6,072	(46)	$7,692	$(48)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	6,958	(244)	12,782	(369)	19,740	(613)
Total impaired securities	$8,578	$(246)	$18,854	$(415)	$27,432	$(661)

December 31, 2017
Securities available for sale:
U.S. Government agencies	$1,728	$(3)	$6,625	$(38)	$8,353	$(41)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	7,483	(154)	13,583	(262)	21,066	(416)
Total impaired securities	$9,211	$(157)	$20,208	$(300)	$29,419	$(457)

Temporarily impaired securities at March 31, 2018, were comprised of three U.S. government agency securities, and eleven U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At March 31, 2018, the decline in fair value of the three U.S. government agency securities, and the eleven U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

As of December 31, 2017, marketable equity securities with a fair value of $3,737,000 were recorded within investment securities available for sale with unrealized losses recorded through comprehensive income and accumulated other comprehensive income. As of January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) 2016-01 and reclassified its marketable equity securities from investments available for sale into a separate component of investment securities. The ASU requires marketable equity securities to be reported at fair value with changes recorded through earnings. As of January 1, 2018, unrealized losses of $184,000 were reclassified from accumulated other comprehensive income to retained earnings. During the three months ended March 31, 2018, the Company recognized $60,000 of unrealized losses related to equity securities held at March 31, 2018 in the consolidated statements of income.

The Company had no held-to-maturity or trading securities at March 31, 2018 or December 31, 2017.

3.	Loans

Loans are comprised of the following:

(in 000's)	March 31, 2018	December 31, 2017
Commercial and Business Loans	$52,514	$46,065
Government Program Loans	932	961
Total Commercial and Industrial	53,446	47,026
Real Estate – Mortgage:
Commercial Real Estate	210,111	221,032
Residential Mortgages	82,175	84,804
Home Improvement and Home Equity loans	445	457
Total Real Estate Mortgage	292,731	306,293
Real Estate Construction and Development	125,346	122,970
Agricultural	57,615	59,481
Installment and Student Loans	66,744	65,581
Total Loans	$595,882	$601,351

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 9.0% of total loans at March 31, 2018 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 49.1% of total loans at March 31, 2018, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

•
Commercial real estate mortgage loans comprise the largest segment of this loan category and are available on all types of income producing and non-income producing commercial properties, including: office buildings, shopping centers; apartments and motels; owner occupied buildings; manufacturing facilities and more. Commercial real estate mortgage loans can also be used to refinance existing debt. Commercial real estate loans are made under the premise that the loan will be repaid from the borrower's business operations, rental income associated with the real property, or personal assets.

•
Residential mortgage loans are provided to individuals to finance or refinance single-family residences. Residential mortgages are not a primary business line offered by the Company, and a majority are conventional mortgages that were purchased as a pool.

•
Home Improvement and Home Equity loans comprise a relatively small portion of total real estate mortgage loans. Home equity loans are generally secured by junior trust deeds, but may be secured by 1st trust deeds.

Real estate construction and development loans, representing 21.0% of total loans at March 31, 2018, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 9.7% of total loans at March 31, 2018 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 11.2% of total loans at March 31, 2018 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. Included in installment loans are $61,001,000 in student loans made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. These loans are typically insured through a Surety Bond issued by ReliaMax Surety Company and provide the Company reasonable expectation of collection. Accrued interest on loans that have not entered repayment status totaled $5,159,000 at March 31, 2018. At March 31, 2018 there were 300 loans within repayment, deferment, and forbearance which represented $6,143,000, $1,297,000, and $2,697,000 in outstanding balances respectively.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2018 and December 31, 2017, these financial instruments include commitments to extend credit of $98,559,000 and $99,958,000, respectively, and standby letters of credit of $1,183,000 and $2,058,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of delinquent loans at March 31, 2018 (in 000's):

March 31, 2018	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$60	$—	$—	$60	$52,454	$52,514	$—
Government Program Loans	—	—	—	—	932	932	—
Total Commercial and Industrial	60	—	—	60	53,386	53,446	—
Commercial Real Estate Loans	—	—	—	—	210,111	210,111	—
Residential Mortgages	304	—	288	592	81,583	82,175	—
Home Improvement and Home Equity Loans	23	—	—	23	422	445	—
Total Real Estate Mortgage	327	—	288	615	292,116	292,731	—

Real Estate Construction and Development Loans	—	—	310	310	125,036	125,346	—
Agricultural Loans	—	—	—	—	57,615	57,615	—
Consumer Loans	148	665	—	813	65,770	66,583	67
Overdraft Protection Lines	—	—	—	—	39	39	—
Overdrafts	—	—	—	—	122	122	—
Total Installment	148	665	—	813	65,931	66,744	67
Total Loans	$535	$665	$598	$1,798	$594,084	$595,882	$67

The following is a summary of delinquent loans at December 31, 2017 (in 000's):

December 31, 2017	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$212	$212	$45,853	$46,065	$—
Government Program Loans	—	—	—	—	961	961	—
Total Commercial and Industrial	—	—	212	212	46,814	47,026	—
Commercial Real Estate Loans	779	—	—	779	220,253	221,032	—
Residential Mortgages	—	—	94	94	84,710	84,804	—
Home Improvement and Home Equity Loans	—	—	—	—	457	457	—
Total Real Estate Mortgage	779	—	94	873	305,420	306,293	—
Real Estate Construction and Development Loans	—	—	360	360	122,610	122,970	360
Agricultural Loans	—	—	—	—	59,481	59,481	—
Consumer Loans	—	—	—	—	65,446	65,446	125
Overdraft Protection Lines	—	—	—	—	38	38	—
Overdrafts	—	—	—	—	97	97	—
Total Installment	—	—	—	—	65,581	65,581	125
Total Loans	$779	$—	$666	$1,445	$599,906	$601,351	$485

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

For student loans there is a reasonable expectation of collection, principal and accrued interest, as these loans are typically insured through a Surety Bond issued by ReliaMax Surety Company. If a loan were to be delinquent 180 - 210 days a claim would be filed through ReliaMax. At that point payment of accured interest and principal would be expected from ReliaMax, absent this expectation the loan would be placed on non-accrual and the accrual of interest for financial statement purposes would be discontinued. As of March 31, 2018, claims had been filed on six loans for a total of $125,000.

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

Nonaccrual loans totaled $5,342,000 and $5,296,000 at March 31, 2018 and December 31, 2017, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2018 or December 31, 2017.

The following is a summary of nonaccrual loan balances at March 31, 2018 and December 31, 2017 (in 000's).

	March 31, 2018	December 31, 2017
Commercial and Business Loans	$—	$212
Government Program Loans	—	—
Total Commercial and Industrial	—	212

Commercial Real Estate Loans	448	454
Residential Mortgages	288	288
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	736	742

Real Estate Construction and Development Loans	4,606	4,342
Agricultural Loans	—	—

Consumer Loans	—	—
Overdraft Protection Lines	—	—
Overdrafts	—	—
Total Installment	—	—
Total Loans	$5,342	$5,296

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

The following is a summary of impaired loans at March 31, 2018 (in 000's).

March 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$3,282	$105	$3,193	$3,298	$996	$3,282	$41
Government Program Loans	316	318	—	318	—	184	1
Total Commercial and Industrial	3,598	423	3,193	3,616	996	3,466	42

Commercial Real Estate Loans	1,609	297	1,318	1,615	464	1,430	16
Residential Mortgages	2,525	693	1,840	2,533	94	2,792	30
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	4,134	990	3,158	4,148	558	4,222	46

Real Estate Construction and Development Loans	4,606	4,606	—	4,606	—	5,289	60
Agricultural Loans	1,111	1	1,115	1,116	785	1,161	22

Consumer Loans	83	84	—	84	—	42	—
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	83	84	—	84	—	42	—
Total Impaired Loans	$13,532	$6,104	$7,466	$13,570	$2,339	$14,180	$170

(1) The recorded investment in loans includes accrued interest receivable of $38.
(2) Information is based on the three month period ended March 31, 2018.

The following is a summary of impaired loans at December 31, 2017 (in 000's).

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$3,255	$381	$2,887	$3,268	$534	$3,791	$229
Government Program Loans	49	50	—	50	—	219	5
Total Commercial and Industrial	3,304	431	2,887	3,318	534	4,010	234

Commercial Real Estate Loans	1,233	—	1,245	1,245	385	1,138	79
Residential Mortgages	3,040	1,199	1,852	3,051	103	2,745	142
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	4,273	1,199	3,097	4,296	488	3,883	221

Real Estate Construction and Development Loans	5,951	5,972	—	5,972	—	6,660	418
Agricultural Loans	1,200	1	1,203	1,204	866	1,179	48

Consumer Loans	—	—	—	—	—	241	—
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	—	—	—	—	—	241	—
Total Impaired Loans	$14,728	$7,603	$7,187	$14,790	$1,888	$15,973	$921

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

The average recorded investment in impaired loans for the three months ended March 31, 2018 and 2017 was $14,180,000 and $16,958,000, respectively. Interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017 was approximately $170,000 and $223,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $63,000 and $79,000 for the three months ended March 31, 2018 and 2017, respectively.

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
For a restructured loan to return to accrual status there needs to be, among other factors, at least 6 months successful payment history and continued satisfactory performance is expected. To this end, the Company typically performs a financial analysis of the credit to determine whether the borrower has the ability to continue to meet payments over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and cash flow analysis of the borrower. Only after determination that the borrower has the ability to perform under the terms of the loans, will the restructured credit be considered for accrual status. Although the Company does not have a policy which specifically addresses when a loan may be removed from TDR classification, as a matter of practice, loans classified as TDRs generally remain classified as such until the loan either reaches maturity or its outstanding balance is paid off.

The following tables illustrates TDR activity for the periods indicated:

Three Months Ended March 31, 2018
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	1	310
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	—	$—	$—	1	$310

	Three Months Ended March 31, 2017
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$69	$69	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	1	790	790	—	—
Agricultural Loans	1	850	850	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	3	$1,709	$1,709	—	$—

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and forbearance. At March 31, 2018, the Company had 20 restructured loans totaling $9,702,000 as compared to 25 restructured loans totaling $11,362,000 at December 31, 2017.

The following tables summarize TDR activity by loan category for the three months ended March 31, 2018 and March 31, 2017 (in 000's).

Three Months Ended March 31, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$436	$1,233	$2,542	$—	$5,951	$1,200	$—	$11,362

Defaults	—	—	—	—	(310)	—	—	(310)
Additions	—	—	—	—	—	—	—	—

Principal reductions	(226)	81	(17)	—	(1,035)	(90)	—	(1,287)
Charge-offs	(63)	—	—	—	—	—	—	(63)

Ending balance	$147	$1,314	$2,525	$—	$4,606	$1,110	$—	$9,702

Allowance for loan loss	$—	$464	$109	$—	$—	$786	$—	$1,359

Three Months Ended March 31, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,356	$1,454	$2,368	$—	$6,267	$—	$965	$12,410

Defaults	—	—	—	—	—	—	—	—
Additions	69	—	—	—	790	850	—	1,709

Principal additions (reductions)	(206)	(363)	(17)	—	(97)	—	—	(683)
Charge-offs	(7)	—	—	—	—	—	—	(7)

Ending balance	$1,212	$1,091	$2,351	$—	$6,960	$850	$965	$13,429

Allowance for loan loss	$54	$321	$148	$—	$—	$180	$—	$703

Credit Quality Indicators

As part of its credit monitoring program, the Company utilizes a risk rating system which quantifies the risk the Company estimates it has assumed during the life of a loan. The system rates the strength of the borrower and the facility or transaction, and is designed to provide a program for risk management and early detection of problems.

For each new credit approval, credit extension, renewal, or modification of existing credit facilities, the Company assigns risk ratings utilizing the rating scale identified in this policy. In addition, on an on-going basis, loans and credit facilities are reviewed for internal and external influences impacting the credit facility that would warrant a change in the risk rating. Each credit facility is to be given a risk rating that takes into account factors that materially affect credit quality.

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

The Company did not carry any loans graded as loss at March 31, 2018 or December 31, 2017.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2018 and December 31, 2017:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
March 31, 2018
(in 000's)
Grades 1 and 2	$346	$2,936	$—	$—	$3,282
Grade 3	234	1,093	—	—	1,327
Grades 4 and 5 – pass	49,373	196,909	108,990	56,504	411,776
Grade 6 – special mention	—	8,430	—	—	8,430
Grade 7 – substandard	3,493	743	16,356	1,111	21,703
Grade 8 – doubtful	—	—	—	—	—
Total	$53,446	$210,111	$125,346	$57,615	$446,518

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2017
(in 000's)
Grades 1 and 2	$342	$2,954	$—	$70	$3,366
Grade 3	251	1,569	—	—	1,820
Grades 4 and 5 – pass	43,264	207,568	104,549	56,817	412,198
Grade 6 – special mention	—	8,487	720	994	10,201
Grade 7 – substandard	3,169	454	17,701	1,600	22,924
Grade 8 – doubtful	—	—	—	—	—
Total	$47,026	$221,032	$122,970	$59,481	$450,509

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Residential Mortgages	Home Improvement and Home Equity	Installment and Other	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Other	Total
(in 000's)
Not graded	$65,670	$432	$64,555	$130,657	$69,249	$433	$63,565	$133,247
Pass	15,355	23	2,110	17,488	13,899	24	2,011	15,934
Special Mention	639	—	—	639	643	—	—	643
Substandard	511	—	83	594	1,013	—	5	1,018
Doubtful	—	—	—	—	—	—	—	—
Total	$82,175	$455	$66,748	$149,378	$84,804	$457	$65,581	$150,842

The following tables summarize the credit quality indicators for outstanding student loans as of March 31, 2018 and December 31, 2017 (in 000's, except for number of borrowers):

	March 31, 2018		December 31, 2017
	Number of Loans	Amount (in 000's)	Number of Loans	Amount (in 000's)
School	1,180	$48,490	1,216	$48,825
Grace	92	2,249	55	1,446
Repayment	178	6,143	201	6,473
Deferment	37	1,297	32	1,128
Forbearance	85	2,697	50	1,981
Claim	6	125	—	—
Total	1,578	$61,001	1,554	$59,853

School - The time in which the borrower is still actively in school at least half time. No payments are expected during this stage, though the borrower may begin immediate payments.

Grace - If a borrower is activated to military duty while in their in-school period, they will be allowed to return to that status once their active duty has expired. The borrower must return to an at least half time status within six months of the active duty end date in order to return to an in-school status.

Repayment - The time in which the borrower is no longer actively in school at least half time, and has not received an approved grace, deferment, or forbearance. Regular payment is expected from these borrowers under an allotted payment plan.

Deferment - May be granted up to 48 months for borrowers who have begun the repayment period on their loans but are (1) actively enrolled in an eligible school at least half time, or (2) are actively enrolled in an approved and verifiable medical residency, internship, or fellowship program.

Forbearance - The period of time during which the borrower may postpone making principal and interest payments, which may be granted for either hardship or administrative reasons. Interest will continue to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, the delinquency will be covered by the forbearance and all accrued and unpaid interest from the date of delinquency or if none, from the date of beginning of the forbearance period, will be capitalized at the end of each forbearance period. The term of the loan will not change and payments may be increased to allow the loan to pay off in the required time frame.

Claim - Occurs after a loan has been delinquent for a period of time in which the servicer believes payment may not be received. A claim can be filed at any point in the delinquency, but typically not until 180 - 210 days. Once filed, a claim will be forwarded to the Insurer, ReliaMax, to request claim payment.

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

Residential mortgages – This segment is considered to have low risk factors both from the Company and peer statistics. These loans are secured by first deeds of trust. The losses experienced over the past sixteen quarters are isolated to approximately seven loans and are generally the result of short sales.

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

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2018 and 2017 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
March 31, 2018
Beginning balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267
Provision (recovery of provision) for credit losses	614	17	(41)	(289)	(140)	(350)	(189)

Charge-offs	(88)	—	—	—	(4)	—	(92)
Recoveries	51	5	—	—	78	(4)	130
Net recoveries	(37)	5	—	—	74	(4)	38

Ending balance	$1,985	$1,204	$2,862	$1,342	$821	$902	$9,116
Period-end amount allocated to:
Loans individually evaluated for impairment	996	558	—	785	—	—	2,339
Loans collectively evaluated for impairment	989	646	2,862	557	821	902	6,777
Ending balance	$1,985	$1,204	$2,862	$1,342	$821	$902	$9,116

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
March 31, 2017
Beginning balance	$1,843	$1,430	$3,378	$666	$888	$697	$8,902
Provision (recovery of provision) for credit losses	(65)	(150)	(282)	410	(41)	149	21

Charge-offs	(7)	(1)	—	—	—	(5)	(13)
Recoveries	10	6	—	21	1	—	38
Net charge-offs	3	5	—	21	1	(5)	25

Ending balance	$1,781	$1,285	$3,096	$1,097	$848	$841	$8,948
Period-end amount allocated to:
Loans individually evaluated for impairment	767	552	—	533	—	—	1,852
Loans collectively evaluated for impairment	1,014	733	3,096	564	848	841	7,096
Ending balance	$1,781	$1,285	$3,096	$1,097	$848	$841	$8,948

The following summarizes information with respect to the loan balances at March 31, 2018 and 2017.

	March 31, 2018			March 31, 2017
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and Business Loans	$3,298	$49,216	$52,514	$4,342	$41,172	$45,514
Government Program Loans	318	614	932	345	1,432	1,777
Total Commercial and Industrial	3,616	49,830	53,446	4,687	42,604	47,291

Commercial Real Estate Loans	1,615	208,496	210,111	1,091	198,257	199,348
Residential Mortgage Loans	2,533	79,642	82,175	2,457	76,776	79,233
Home Improvement and Home Equity Loans	—	445	445	—	585	585
Total Real Estate Mortgage	4,148	288,583	292,731	3,548	275,618	279,166

Real Estate Construction and Development Loans	4,606	120,740	125,346	6,975	114,422	121,397

Agricultural Loans	1,116	56,499	57,615	1,564	50,888	52,452

Installment and Other Loans	84	66,660	66,744	965	45,570	46,535

Total Loans	$13,570	$582,312	$595,882	$17,739	$529,102	$546,841

4.	Deposits

Deposits include the following:

(in 000's)	March 31, 2018	December 31, 2017
Noninterest-bearing deposits	$319,438	$307,299
Interest-bearing deposits:
NOW and money market accounts	263,730	234,154
Savings accounts	83,693	81,408
Time deposits:
Under $250,000	52,343	51,687
$250,000 and over	15,412	13,145
Total interest-bearing deposits	415,178	380,394
Total deposits	$734,616	$687,693

Total brokered deposits included in time deposits above	$7,741	$7,421

5.	Short-term Borrowings/Other Borrowings

At  March 31, 2018, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $306,296,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $12,575,000. At March 31, 2018, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of March 31, 2018, $15,526,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally,

$456,142,000 in secured and unsecured loans were pledged at March 31, 2018, as collateral for borrowing lines with the Federal Reserve Bank. At March 31, 2018, the Company had no outstanding borrowings.

At December 31, 2017, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $305,236,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $13,363,000. At December 31, 2017, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000 and a Fed Funds line of $20,000,000 with Zions First National Bank. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2017, $17,049,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $473,364,000 in secured and unsecured loans were pledged at December 31, 2017, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2017, the Company had no outstanding borrowings.

All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

6.	Supplemental Cash Flow Disclosures

	Three months ended March 31,
(in 000's)	2018	2017
Cash paid during the period for:
Interest	$474	$429
Income taxes	$—	$—
Noncash investing activities:
Unrealized gains on unrecognized post retirement costs	$9	$13
Unrealized loss on available for sale securities	$(254)	$87
Unrealized gains on TRUPs	$567	$—
Stock dividends issued	$—	$1,220
Cash dividend declared	$1,521	$—
Adoption of ASU 2016-01: reclassification of TRUPS to accumulated other comprehensive income	1,482	$—
Adoption of ASU 2016-01: recognition of previously unrealized losses within CRA Fund	184	$—

7.	Dividends on Common Stock

On March 27, 2018, the Company’s Board of Directors declared a cash dividend of $0.09 per share on the Company's common stock. The dividend was payable on April 19, 2018, to shareholders of record as of April 9, 2018. Approximately $1,521,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

During 2017, the Board of Directors authorized the repurchase of up to $3 million of the outstanding common stock of the Company. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. At this time, no shares have been repurchased.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended March 31,
	2018	2017
Net income (000's, except per share amounts)	$3,157	$1,771

Weighted average shares issued	16,898,615	16,874,778
Add: dilutive effect of stock options	27,356	13,795
Weighted average shares outstanding adjusted for potential dilution	16,925,971	16,888,573

Basic earnings per share	$0.19	$0.10
Diluted earnings per share	$0.19	$0.10
Anti-dilutive stock options excluded from earnings per share calculation	131,000	—

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2018 and December 31, 2017, the Company had no recorded valuation allowance.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust . The amended return for 2009 was filed during 2014, the 2010 return was filed during 2015, and the amended returns for 2011 and 2012 were filed in 2016. The Company is no longer subject to examination for years before 2013. As of March 31, 2018, the Company is unaware of any change in tax positions as a result of the IRS examination.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended March 31, 2018 and 2017 were insignificant.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of March 31, 2018.

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

At March 31, 2018 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 6.27% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At March 31, 2018, the total cumulative gain recorded on the debt is $3,381,000.

Effective January 1, 2018, the Company elected ASU 2016-01 which modified the recognition and measurement of Financial Assets and Liabilities. Upon adoption of the standard, the fair value determined for the period would separately present in other comprehensive income the portion of the total change in the fair value resulting from a change in the instrument-specific credit risk. As of January 1, 2018 a cumulative effect adjustment of $1,482,000 was made to accumulated other comprehensive income. The fair value calculation performed at March 31, 2018 resulted in a net gain adjustment of $97,000 for the three months ended March 31, 2018, which was separately presented as a $470,000 loss ($331,000, net of tax) recognized on the consolidated statements of income, and a $567,000 gain associated with the instrument specific credit risk as part of the adoption of ASU 2016-01. The tax affected gain of $399,000 on instrument specific credit risk was recognized in other comprehensive income.

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

In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

March 31, 2018
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$165,347	$165,347	$165,347	$—	$—
AFS Investment securities	39,329	39,329	—	39,329	—
Marketable equity securities	3,677	3,677	3,677	—	—
Loans	587,734	579,692	—	—	579,692
Accrued interest receivable	7,413	7,413	—	7,413	—
Financial Liabilities:
Deposits:
Noninterest-bearing	319,438	319,438	319,438	—	—
NOW and money market	263,730	263,730	263,730	—	—
Savings	83,693	83,693	83,693	—	—
Time deposits	67,755	67,151	—	—	67,151
Total deposits	734,616	734,012	666,861		67,151
Junior subordinated debt	9,641	9,641	—	—	9,641
Accrued interest payable	47	47	—	47	—

December 31, 2017
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$107,934	$107,934	$107,934	$—	$—
Investment securities	41,985	45,722	3,737	41,985	—
Loans	593,123	588,938	—	—	588,938
Accrued interest receivable	6,526	6,526	—	6,526	—
Financial Liabilities:
Deposits:
Noninterest-bearing	307,299	307,299	307,299	—	—
NOW and money market	234,154	234,154	234,154	—	—
Savings	81,408	81,408	81,408	—	—
Time deposits	64,832	64,387	—	—	64,387
Total deposits	687,693	687,248	622,861	—	64,387
Junior subordinated debt	9,730	9,730	—	—	9,730
Accrued interest payable	44	44	—	44	—

The Company performs fair value measurements on certain assets and liabilities as the result of the application of current accounting guidelines. Some fair value measurements, such as investment securities and junior subordinated debt are performed on a recurring basis, while others, such as impairment of loans, other real estate owned, goodwill and other intangibles, are performed on a nonrecurring basis.

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the three month period ended March 31, 2018.

The following methods and assumptions were used in estimating the fair values of financial instruments measured at fair value on a recurring and non-recurring basis:

Investment Securities – Available for sale and marketable equity securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data is not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level 2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018				December 31, 2017
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.27%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	5.81%

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The narrowing of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The decrease in discount rate between the periods ended March 31, 2018 and December 31, 2017 is primarily due to decreases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2018 (in 000’s):

Description of Assets	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$18,772	$—	$18,772	$—
U.S. Government collateralized mortgage obligations	20,557	—	20,557	—
Marketable equity securities (2)	3,677	3,677	—	—
Total investment securities	$43,006	$3,677	$39,329	$—

Total	$43,006	$3,677	$39,329	$—

Description of Liabilities	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$9,641	—	—	$9,641
Total	$9,641	—	—	$9,641

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2017 (in 000’s):

Description of Assets	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$19,954	$—	$19,954	$—
U.S. Government collateralized mortgage obligations	22,031	—	22,031	—
Marketable equity securities (2)	3,737	3,737	—	—
Total investment securities	45,722	3,737	41,985	$—

Total	$45,722	$3,737	$41,985	$—

Description of Liabilities	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$9,730	$—	$—	$9,730
Total	$9,730	$—	$—	$9,730

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the three months ended March 31, 2018 or the year ended December 31, 2017.

There were no assets measured at fair value on a non-recurring basis as of the three months ended March 31, 2018 or the year ended December 31, 2017.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and three months ended March 31, 2018 and 2017 (in 000’s):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$9,730	$8,832
Total loss included in earnings	470	336
Gross gain related to changes in instrument specific credit risk	(567)	—
Change in accrued interest	8	3
Ending balance	$9,641	$9,171
The amount of total loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$470	$336

12.	Goodwill and Intangible Assets

At March 31, 2018, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2017. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at March 31, 2018.

13.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

(in 000's)	March 31, 2018			December 31, 2017
	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(462)	$(248)	$—	$(383)	$(221)	$—
Reclassifications upon adoption of ASU 2016-01	184	—	1,482	—	—	—
Current period comprehensive (loss) income	(175)	6	399	(79)	(27)	—
Ending balance	$(453)	$(242)	$1,881	$(462)	$(248)	$—
Accumulated other comprehensive income (loss)			$1,186			$(710)

14.	Subsequent Events

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

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; vi) volatility and devaluation in the securities markets, vi) expected cost savings from recent acquisitions are not realized, vii) potential impairment of goodwill and other intangible assets, and viii) technology implementation problems and information security breaches. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued through 2018. The severe declines in residential construction and home prices that began in 2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, it will also maintain its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers.

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

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2018 and beyond. The previous pressure on net margins as interest rates hit historical lows may now be ending as interest rates are anticipated to rise. As a result, market rates of interest and asset quality will continue to be important factors in the Company’s ongoing strategic planning process.

Results of Operations

On a year-to-date basis, the Company reported net income of $3,157,000 or $0.19 per share ($0.19 diluted), for the three months ended March 31, 2018, as compared to $1,771,000, or $0.10 per share ($0.10 diluted), for the same period in 2017. The Company’s return on average assets was 1.57% for the three months ended March 31, 2018, as compared to 0.92% for the three months ended March 31, 2017. The Company’s return on average equity was 12.43% for the three months ended March 31, 2018, as compared to 7.34% for the three months ended March 31, 2017.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three month periods ended March 31, 2018 and 2017.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2018 and 2017

		2018			2017
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$598,891	$8,226	5.57%	$566,075	$7,225	5.18%
Investment Securities – taxable (3)	44,431	193	1.76%	56,589	224	1.61%
Interest-bearing deposits in other banks	—	—	—%	651	1	0.62%
Interest-bearing deposits in FRB	98,070	384	1.59%	91,692	183	0.81%
Total interest-earning assets	741,392	$8,803	4.82%	715,007	$7,633	4.33%
Allowance for credit losses	(9,335)			(8,924)
Noninterest-earning assets:
Cash and due from banks	26,442			20,916
Premises and equipment, net	10,156			10,655
Accrued interest receivable	6,230			3,583
Other real estate owned	5,745			6,471
Other assets	36,780			36,013
Total average assets	$817,410			$783,721
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$89,254	$29	0.13%	$87,343	$28	0.13%
Money market accounts	156,952	197	0.51%	148,081	138	0.38%
Savings accounts	83,171	47	0.23%	75,202	43	0.23%
Time deposits	66,691	114	0.69%	94,819	127	0.54%
Junior subordinated debentures	9,685	90	3.77%	8,797	69	3.18%
Total interest-bearing liabilities	405,753	$477	0.48%	414,242	$405	0.40%
Noninterest-bearing liabilities:
Noninterest-bearing checking	301,787			263,923
Accrued interest payable	100			118
Other liabilities	6,758			7,644
Total Liabilities	714,398			685,927

Total shareholders' equity	103,012			97,794
Total average liabilities and shareholders' equity	$817,410			$783,721
Interest income as a percentage of average earning assets			4.82%			4.33%
Interest expense as a percentage of average earning assets			0.26%			0.23%
Net interest margin			4.56%			4.10%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $116 for the quarter ended March 31, 2018 and loan costs of $223 for the quarter ended March 31, 2017.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

For the three months ended March 31, 2018, total interest income increased $1,170,000, or 15.33%, as compared to the quarter ended March 31, 2017. Comparing those two periods, average interest earning assets increased $26,385,000, with a $32,816,000 increase in loans and leases and a $6,378,000 increase in balances held at the Federal Reserve Bank, partially offset by a $12,158,000 decrease in investment securities. The average yield on total interest-earning assets increased 49 basis points. Loan yields increased 39 basis points primarily as a result of loan growth in the higher-yielding student loan portfolio, and increases in rates throughout the loan portfolio reflecting the increases in the prime rate. Yields on interest bearing deposits at the Federal Reserve Bank increased for the three months ended March 31, 2018 as a result of three 0.25% interest rate increases during 2017 and one during 2018. For the three months ended March 31, 2018, total interest expense increased $72,000, or 17.78%, as compared to the three months ended March 31, 2017, despite a $8,489,000 decrease in interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.48% for the three months ended March 31, 2018 and 0.40% for the three months ended March 31, 2017.

The prime rate was raised three times during 2017 and once during 2018 to reach its present value of 4.75%. These increases affect rates for loans and customer deposits, both of which have increased and are likely to increase further as the prime rate continues to rise.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended March 31, 2018 compared to March 31, 2017
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$1,001	$578	$423
Investment securities available for sale	(31)	21	(52)
Interest-bearing deposits in other banks	(1)	(2)	1
Interest-bearing deposits in FRB	201	175	26
Total interest income	1,170	772	398
Increase (decrease) in interest expense:
Interest-bearing demand accounts	60	52	8
Savings and money market accounts	4	—	4
Time deposits	(13)	30	(43)
Subordinated debentures	21	14	7
Total interest expense	72	96	(24)
Increase in net interest income	$1,098	$676	$422

For the three months ended March 31, 2018, total interest income increased approximately $1,170,000, or 15.33%, as compared to the three months ended March 31, 2017. Average earning asset volumes for loans and leases increased $32,816,000. Overnight investments with the FRB increased $6,378,000, while available for sale investment securities decreased $12,158,000 between the two periods. The average yield on loans increased 39 basis points between the two periods, and the average yield on investment securities increased approximately 15 basis points during the three months ended March 31, 2018 as compared to the same period of 2017.

The overall average yield on the loan portfolio increased to 5.57% for the three months ended March 31, 2018, as compared to 5.18% for the three months ended March 31, 2017. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At March 31, 2018, 57.3% of the Company's loan portfolio consisted of floating rate instruments, as compared to 52.0% of the portfolio at December 31, 2017, with the majority of those tied to the prime rate. Approximately 20.6%, or $70,483,000, of the floating rate loans had rate floors at

March 31, 2018, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. None of the loans with floors have floor spreads of 100 basis points or more.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin increased to 4.56% for the three months ended March 31, 2018, when compared to 4.10% for the three months ended March 31, 2017. The net interest margin increased due to increases in the loan portfolio yield and increases in the yield on overnight investments held at correspondent banks. As interest rates paid on deposits have also increased, the Company’s average cost of funds rose to 0.48% for the three months ended March 31, 2018, as compared to 0.40% for the three months ended March 31, 2017. The Company utilizes brokered deposits as an additional source of funding. Currently, the Company holds CDARs reciprocal deposits, which are preferred by some depositors. These comprise $7,741,000 of the balance of certificates of deposits at March 31, 2018. For the three months ended March 31, 2018, total interest expense increased approximately $72,000, or 17.78%, as compared to the three months ended March 31, 2017. Between those two periods, average interest-bearing liabilities decreased by $8,489,000 due to decreases in time deposits, partially offset by increases in NOW, money market, and savings accounts.

Net interest income has increased between the three months ended March 31, 2018 and 2017, totaling $8,326,000 for the three months ended March 31, 2018 as compared to $7,228,000 for the three months ended March 31, 2017. The increase in net interest income between 2017 and 2018 was primarily the result of reinvestment of low yielding overnight investments into the loan and investment portfolios and growth in total interest-earning assets.

The increase in net interest margin between 2017 and 2018 can be primarily attributed to the relative increase in average loans, the highest yielding asset, as a percentage of total average assets, and the decrease in average time deposits, the most costly interest bearing liability, as a percentage of total interest bearing liabilities.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 3/31/2018	YTD Average 12/31/17	YTD Average 3/31/2017
Loans	80.78%	77.91%	79.17%
Investment securities available for sale	5.99%	7.18%	7.91%
Interest-bearing deposits in other banks	—%	0.09%	0.09%
Interest-bearing deposits in FRB	13.23%	14.82%	12.83%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	22.00%	21.55%	21.09%
Money market accounts	38.68%	37.92%	35.75%
Savings accounts	20.50%	19.42%	18.15%
Time deposits	16.44%	18.85%	22.89%
Subordinated debentures	2.38%	2.26%	2.12%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2018 and 2017:

(in 000's)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Amount of Change	Percent Change
Customer service fees	$951	$941	$10	1.06%
Increase in cash surrender value of BOLI/COLI	125	132	(7)	(5.30)%
Loss on change in fair value of marketable equity securities	(60)	—	(60)	(100.00)%
Gain on death benefit proceeds from bank-owned life insurance	171	—	171	(100.00)%
Loss on fair value of financial liability	(470)	(336)	(134)	39.88%
Other	205	172	33	19.19%
Total noninterest income	$922	$909	$13	1.43%

Noninterest income for the quarter ended March 31, 2018 increased $13,000 to $922,000, compared to the quarter ended March 31, 2017. The increase is mostly attributed to the gain on death benefit proceeds from bank owned life insurance of $171,000, partially offset by the increase in loss on the fair value of financial liability of $134,000 for the quarter ended March 31, 2018. The fluctuation in fair value of financial liability was caused by changes in the LIBOR yield curve.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2018 and 2017:

(in 000's)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Amount of Change	Percent Change
Salaries and employee benefits	$2,961	$2,985	$(24)	(0.80)%
Occupancy expense	1,018	1,015	3	0.30%
Data processing	52	27	25	92.59%
Professional fees	335	255	80	31.37%
FDIC/DFI insurance assessments	83	136	(53)	(38.97)%
Director fees	80	68	12	17.65%
Correspondent bank service charges	17	18	(1)	(5.56)%
Loss on California tax credit partnership	5	108	(103)	(95.37)%
Net cost on operation of OREO	51	32	19	59.38%
Other	398	546	(148)	(27.11)%
Total expense	$5,000	$5,190	$(190)	(3.66)%

Noninterest expense decreased approximately $190,000 or 3.66% between the three months ended March 31, 2017 and March 31, 2018. The decrease experienced during the three months ended March 31, 2018, was primarily the result of decreases of $103,000 in the loss on a tax credit partnership, $53,000 in regulatory assessments, and $24,000 in salaries and employee benefits, offset by increases of $80,000 in professional fees and $25,000 in data processing fees.

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

The Company has reviewed all of its tax positions as of March 31, 2018, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased $48,968,000, or 6.08%, to a balance of $854,804,000 at March 31, 2018, from the balance of $805,836,000 at December 31, 2017, and increased $70,706,000, or 9.02%, from the balance of $784,098,000 at March 31, 2017. Total deposits of $734,616,000 at March 31, 2018, increased $46,923,000, or 6.82%, from the balance reported at December 31, 2017, and increased $64,075,000, or 9.56%, from the balance of $670,541,000 reported at March 31, 2017. Cash and cash equivalents increased $57,413,000, or 53.19%, between December 31, 2017 and March 31, 2018; net loans decreased $5,389,000, or 0.91%, to a balance of $587,734,000; and investment securities decreased $2,656,000, or 6.33%, during the first quarter of 2018.

Earning assets averaged approximately $741,392,000 during the three months ended March 31, 2018, as compared to $715,007,000 for the same period in 2017. Average interest-bearing liabilities decreased to $405,753,000 for the three months ended March 31, 2018, from $414,242,000 reported for the comparative period of 2017.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $595,882,000 at March 31, 2018, a decrease of $5,469,000, or 0.91%, when compared to the balance of $601,351,000 at December 31, 2017, and an increase of $49,041,000, or 8.97%, when compared to the balance of $546,841,000 reported at March 31, 2017. Loans on average increased $32,816,000, or 5.80%, between the three months ended March 31, 2017 and March 31, 2018, with loans averaging $598,891,000 for the three months ended March 31, 2018, as compared to $566,075,000 for the same period of 2017.

Total loans decreased $5,469,000 between December 31, 2017 and March 31, 2018, and increased $80,564,000 between March 31, 2017 and March 31, 2018. During the three months ended March 31, 2018, the Company experienced increases in commercial and industrial loans, real estate construction and development loans, and consumer loans compared to the same period ended March 31, 2017. Commercial and industrial loans increased $6,420,000 between December 31, 2017 and March 31, 2018 and increased $6,155,000 between March 31, 2017 and March 31, 2018. Installment and other loans increased $1,163,000, during the three months ended March 31, 2018 as compared to the same period ended March 31, 2017, due to growth in the student loan portfolio. Included in installment loans are $61,001,000 in student loans made to medical and pharmacy school students. Repayment on student loans is deferred until 6 months after graduation. Accrued interest on loans that have not entered repayment status totaled $5,159,000 at March 31, 2018. The outstanding balance of student loans that have not entered repayment status totaled $54,858,000 at March 31, 2018. Real estate mortgage loans decreased $13,562,000, or 4.43%, between December 31, 2017 and March 31, 2018, and increased $13,565,000 between March 31, 2017 and March 31, 2018. Agricultural loans decreased $1,866,000, or 3.14%, between December 31, 2017 and March 31, 2018 and increased $5,163,000 between March 31, 2017 and March 31, 2018.  Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 35.26%, 36.76%, and 36.45%, of the total loan portfolio at March 31, 2018, December 31, 2017, and March 31, 2017, respectively. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $82,175,000, or 13.79%, of the portfolio at March 31, 2018, $84,804,000, or 14.10% of the portfolio at December 31, 2017, and $79,233,000 or 14.49% of the portfolio at March 31, 2017. The Company held no loan participation purchases at March 31, 2017, December 31, 2017 or March 31, 2018. Loan participations sold increased from $7,507,000, or 1.37%, of the portfolio at March 31, 2017, to $15,067,000, or 2.5%, of the portfolio, at December 31, 2017, and decreased to $14,559,000, or 2.4%, of the portfolio, at March 31, 2018.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at March 31, 2018 and December 31, 2017, the category percentages as of those dates, and the net change between the two periods presented.

	March 31, 2018		December 31, 2017
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$53,446	9.0%	$47,026	7.9%	$6,420	13.65%
Real estate – mortgage	292,731	49.1%	306,293	50.9%	(13,562)	(4.43)%
RE construction & development	125,346	21.0%	122,970	20.4%	2,376	1.93%
Agricultural	57,615	9.7%	59,481	9.9%	(1,866)	(3.14)%
Installment/other	66,744	11.2%	65,581	10.9%	1,163	1.77%
Total Gross Loans	$595,882	100.0%	$601,351	100.0%	$(5,469)	(0.91)%

Deposits

Total deposits totaled $734,616,000 at March 31, 2018, representing an increase of $46,923,000, or 6.82%, from the balance of $687,693,000 reported at December 31, 2017, and an increase of $64,075,000, or 9.56%, from the balance of $670,541,000 reported at March 31, 2017.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at March 31, 2018 and December 31, 2017, and the net change between the two periods presented.

(in 000's)	March 31, 2018	December 31, 2017	Net Change	Percentage Change
Noninterest bearing deposits	$319,438	$307,299	$12,139	3.95%
Interest bearing deposits:
NOW and money market accounts	263,730	234,154	29,576	12.63%
Savings accounts	83,693	81,408	2,285	2.81%
Time deposits:
Under $250,000	52,343	51,687	656	1.27%
$250,000 and over	15,412	13,145	2,267	17.25%
Total interest bearing deposits	415,178	380,394	34,784	9.14%
Total deposits	$734,616	$687,693	$46,923	6.82%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $319,438,000 and $415,178,000 at March 31, 2018, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits increased $34,784,000, or 9.14%, between December 31, 2017 and March 31, 2018, and noninterest bearing deposits increased $12,139,000, or 3.95%, between the same two periods presented. Included in the increase of $34,784,000 in interest bearing deposits during the three months ended March 31, 2018, are increases of $2,923,000 in time deposits and $29,576,000 in NOW and money market accounts, offset by increases of $2,285,000 in savings accounts and $29,576,000 in NOW and money market accounts. The increase in time deposits is attributed to an increase in activity driven by the increase in the prime rate, which is the base of the Company's floating CD rate.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 96.85% and 97.01% of the total deposit portfolio at March 31, 2018 and December 31, 2017, respectively. Brokered deposits totaled $7,741,000 at March 31, 2018, as compared to $7,421,000 at December 31, 2017, and $12,146,000 at March 31, 2017. Brokered deposits were 1.05% and 1.08% of total deposits at March 31, 2018 and December 31, 2017, respectively.

On a year-to-date average, the Company experienced an increase of $28,487,000, or 4.26%, in total deposits between the three months ended March 31, 2018 and March 31, 2017. Between these two periods, average interest bearing deposits decreased $9,377,000, or 2.31%, and total noninterest-bearing deposits increased $37,864,000, or 14.35%, on a year-to-date average basis.

Short-Term Borrowings

At March 31, 2018, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $306,296,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $12,575,000. At March 31, 2018, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB"), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2018 and March 31, 2017, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $305,236,000, collateralized FHLB lines of credit totaling $13,363,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2017.

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

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

•	The formula allowance

•	Specific allowances for problem graded loans identified as impaired; and

•	The unallocated allowance

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans, and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Factors that may affect collectability of the loan portfolio include:

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At March 31, 2018, impaired and classified loans totaled $25,361,000, or 4.6%, of gross loans as compared to $27,311,000, or 5.2%, of gross loans at December 31, 2017.

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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2018 and December 31, 2017, as well as classified loans at those period-ends.

(in 000's)	March 31, 2018	December 31, 2017
Specific allowance – impaired loans	$2,339	$1,888
Formula allowance – classified loans not impaired	1,002	1,136
Formula allowance – special mention loans	56	181
Total allowance for special mention and classified loans	3,397	3,205

Formula allowance for pass loans	4,817	4,806
Unallocated allowance	902	1,256
Total allowance for loan losses	$9,116	$9,267

Impaired loans	13,570	14,790
Classified loans not considered impaired	11,791	12,521
Total classified loans / impaired loans	$25,361	$27,311
Special mention loans not considered impaired	$8,430	$10,201

While impaired loans decreased $1,220,000 between December 31, 2017 and March 31, 2018, the specific allowance related to impaired loans increased $451,000 between December 31, 2017 and March 31, 2018 due to the addition of a new highly reserved impaired commercial and industrial loan in the period. The decrease in impaired loans is primarily due to a decrease in troubled debt restructures. The formula allowance related to classified and special mention unimpaired loans decreased by $259,000 between December 31, 2017 and March 31, 2018 as a result of improvements in loss factors. The unallocated allowance decreased from $1,256,000 at December 31, 2017 to $902,000 at March 31, 2018. The decrease in the unallocated allowance is primarily the result of a reversal in provision of $189,000. Although there has been a reduction in required loss reserves as economic conditions have improved, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans is reasonable and appropriate. The level of “pass” loans decreased approximately $2,035,000 between December 31, 2017 and March 31, 2018. The related formula allowance increased $11,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. Those factors include: 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions.

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including other real estate owned (OREO) financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the allowance for loan and lease losses (ALLL). In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to March 31, 2018, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005, as the starting point of the look back period to capture loss history. Time horizons are subject to management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans include nonaccrual loans, troubled debt restructures, and performing loans in which full payment of principal or interest is not expected. Management bases the measurement of these impaired loans either on the fair value of the loan's collateral or the expected cash flows on the loan discounted at the loan's stated interest rates. Cash receipts on impaired loans not performing to contractual terms and that are on nonaccrual status are used to reduce principal balances. Impairment losses are included in the allowance for credit losses through a charge to the provision, if applicable.

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At March 31, 2018, included in impaired loans, were troubled debt restructures totaling $9,702,000. Nonaccrual loans, totaling $5,342,000, were included in that total, with $4,360,000 in troubled debt restructures considered current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 26.65% and 30.57% of total impaired loan balances at March 31, 2018. Of the $3,616,000 in commercial and industrial impaired loans reported at March 31, 2018, two loans, with a total recorded investment of $294,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2018, approximately $10,491,000, or 77.3%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2018 and December 31, 2017.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	March 31, 2018	March 31, 2018	December 31, 2017	December 31, 2017
Commercial and industrial	$3,616	$996	$3,318	$534
Real estate – mortgage	4,148	558	4,296	488
RE construction & development	4,606	—	5,972	—
Agricultural	1,116	785	1,204	866
Installment/other	84	—	—	—
Total Impaired Loans	$13,570	$2,339	$14,790	$1,888

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2018, approximately $3,838,000 of the total $9,702,000 in TDRs was comprised of real estate mortgages. An additional $4,606,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans and impaired installment loans at December 31, 2017 and March 31, 2018, due to the value of the collateral securing those loans.

Total troubled debt restructurings decreased 14.61% between March 31, 2018 and December 31, 2017. Nonaccrual TDRs increased by 1.21% while accruing TDRs decreased by 28.34% over the same period. Total residential mortgages and real estate construction TDRs decreased slightly to 13.18%. Many of these credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2018 and December 31, 2017.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	March 31, 2018	March 31, 2018	March 31, 2018
Commercial and industrial	$147	$—	$147
Real estate - mortgage:
Commercial real estate	1,314	448	866
Residential mortgages	2,524	288	2,236
Total real estate mortgage	3,838	736	3,102
RE construction & development	4,606	4,606	—
Agricultural	1,111	—	1,111
Total Troubled Debt Restructurings	$9,702	$5,342	$4,360

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2017	December 31, 2017	December 31, 2017
Commercial and industrial	$436	$194	$242
Real estate - mortgage:
Commercial real estate	1,233	454	779
Residential mortgages	2,542	288	2,254
Total real estate mortgage	3,775	742	3,033
RE construction & development	5,951	4,342	1,609
Installment/other	—	—	—
Total Troubled Debt Restructurings	$11,362	$5,278	$6,084

Of the $9,702,000 in total TDRs at March 31, 2018, $5,342,000 were on nonaccrual status at period-end. Of the $11,362,000 in total TDRs at December 31, 2017, $5,278,000 were on nonaccrual status at period-end. As of March 31, 2018, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

For a restructured loan to return to accrual status there needs to be at least 6 months successful payment history and continued satisfactory performance is expected. to this end, the Company typically performs a financial analysis of the credit to determine whether the borrower has the ability to continue to meet payments over the remaining life of the loans. This includes, but is not limited to, a review of financial statements and cash flow analysis of the borrower. Only after determination that the borrower has the ability to perform under the terms of the loans, will the restructured credit be considered for accrual status.

For student loans there is a reasonable expectation of collection, principal and accrued interest, as these loans are typically insured through a Surety Bond issued by ReliaMax Surety Company. If a loan were to be delinquent 180 - 210 days a claim would be filed through ReliaMax. At that point payment of accured interest and principal would be expected from ReliaMax, absent this expectation the loan would be placed on non-accrual and the accrual of interest for financial statement purposes would be discontinued.

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of March 31, 2018 and December 31, 2017 (in 000's, except for number of borrowers):

	March 31, 2018		December 31, 2017
	Number of Loans	Amount	Number of Loans	Amount
School	1,180	$48,490	1,216	$48,825
Grace	92	2,249	55	1,446
Repayment	178	6,143	201	6,473
Deferment	37	1,297	32	1,128
Forbearance	85	2,697	50	1,981
Claim	6	125	—	—
Total	1,578	$61,001	1,554	$59,853

School - The time in which the borrower is still actively in school at least half time. No payments are expected during this stage, though the borrower may begin immediate payments.

Grace - If a borrower is activated to military duty while in their in-school period, they will be allowed to return to that status once their active duty has expired. The borrower must return to an at least half time status within six months of the active duty end date in order to return to an in-school status.

Repayment - The time in which the borrower is no longer actively in school at least half time, and has not received an approved grace, deferment, or forbearance. Regular payment is expected from these borrowers under an allotted payment plan.

Deferment - May be granted up to 48 months for borrowers who have begun the repayment period on their loans but are (1) actively enrolled in an eligible school at least half time, or (2) are actively enrolled in an approved and verifiable medical residency, internship, or fellowship program.

Forbearance - The period of time during which the borrower may postpone making principal and interest payments, which may be granted for either hardship or administrative reasons. Interest will continue to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, the delinquency will be covered by the forbearance and all accrued and unpaid interest from the date of delinquency or if none, from the date of beginning of the forbearance period, will be capitalized at the end of each forbearance period. The term of the loan will not change and payments may be increased to allow the loan to pay off in the required time frame.

Claim - Occurs after a loan has been delinquent for a period of time in which the servicer believes payment may not be received. A claim can be filed at any point in the delinquency, but typically not until 180 - 210 days. Once filed, a claim will be forwarded to the Insurer, ReliaMax, to request claim payment.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of March 31, 2018 and December 31, 2017 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	March 31, 2018	December 31, 2017
Nonaccrual Loans (1)	$5,342	$5,296
Restructured Loans	4,360	6,084
Loans past due 90 days or more, still accruing	67	485
Total nonperforming loans	9,769	11,865
Other real estate owned	5,745	5,745
Total nonperforming assets	$15,514	$17,610

Nonperforming loans to total gross loans	1.64%	1.97%
Nonperforming assets to total assets	1.81%	2.19%
Allowance for loan losses to nonperforming loans	93.32%	78.10%

(1)	Included in nonaccrual loans at March 31, 2018 and December 31, 2017 are restructured loans totaling $5,342,000 and $5,278,000, respectively.

Non-performing loans decreased $2,096,000 between December 31, 2017 and March 31, 2018. Nonaccrual loans increased $46,000 between December 31, 2017 and March 31, 2018, with real estate mortgage and real estate construction loans comprising approximately 100.00% of total nonaccrual loans at March 31, 2018. The reduction in non-performing loans is primarily attributed to a payoff of a $1,250,000 loan and the migration of a $589,000 loan to accrual. The ratio of the allowance for loan losses to nonperforming loans increased from 78.10% at December 31, 2017 to 93.32% at March 31, 2018.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

(in 000's)	Balance	Balance	Change from
Nonaccrual Loans:	March 31, 2018	December 31, 2017	December 31, 2017
Commercial and industrial	$—	$212	$(212)
Real estate - mortgage	736	742	(6)
RE construction & development	4,606	4,342	264
Installment/other	—	—	—
Total Nonaccrual Loans	$5,342	$5,296	$46

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2018 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased$2,096,000 from a balance of $17,610,000 at December 31, 2017 to a balance of $15,514,000 at March 31, 2018, but remained relatively high compared to peers during the three months ended March 31, 2018. Nonaccrual loans, totaling $5,342,000 at March 31, 2018, increased $46,000 from the balance of $5,296,000 reported at December 31, 2017. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $1,220,000 during the three months ended March 31, 2018 to a balance of $13,570,000 at March 31, 2018. Other real estate owned through foreclosure remained the same at $5,745,000 for the period ended March 31, 2018 as compared to the balance recorded at December 31, 2017. Nonperforming assets as a percentage of total assets decreased from 2.19% at December 31, 2017 to 1.81% at March 31, 2018.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	March 31, 2018	December 31, 2017	March 31, 2017
(Recovery of provision) provision for credit losses year-to-date	$(189)	$24	$21
Allowance as % of nonperforming loans	93.32%	78.10%	66.63%

Nonperforming loans as % total loans	1.64%	1.97%	2.46%
Restructured loans as % total loans	1.63%	1.89%	2.46%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 20 loans totaling $9,702,000 at March 31, 2018, compared to 25 loans totaling $11,362,000 at December 31, 2017.

The following table summarizes special mention loans by type at March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Commercial and industrial	$—	$—
Real estate - mortgage:
Commercial real estate	8,430	8,487
Residential mortgages	639	643
Total real estate mortgage	9,069	9,130
RE construction & development	—	720
Agricultural	—	994
Total Special Mention Loans	$9,069	$10,844

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which creates pressure on loan pricing. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it improves collection prospects. While business and consumer spending show improvement, it is difficult to forecast what impact Federal Reserve rate increases will have on the economy. Local unemployment rates in the San Joaquin Valley have improved, but remain elevated compared with other regions and historically are higher as a result of the area's agricultural dynamics. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the three months ended March 31, 2018 and March 31, 2017.

Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	March 31, 2018	March 31, 2017
Total loans outstanding at end of period before deducting allowances for credit losses	$596,850	$547,748
Average loans outstanding during period	598,891	566,075

Balance of allowance at beginning of period	9,267	8,902
Loans charged off:
Real estate	—	(1)
Commercial and industrial	(88)	(7)
Installment and other	(4)	(5)
Total loans charged off	(92)	(13)
Recoveries of loans previously charged off:
Real estate	5	6
Commercial and industrial	51	31
Installment and other	74	1
Total loan recoveries	130	38
Net loans recovered (charged off)	38	25

(Recovery of provision) provision charged to operating expense	(189)	21
Balance of allowance for credit losses at end of period	$9,116	$8,948

Net loan recoveries to total average loans (annualized)	(0.03)%	(0.02)%
Net loan recoveries to loans at end of period (annualized)	(0.01)%	(0.01)%
Allowance for credit losses to total loans at end of period	1.53%	1.63%
Net loan recoveries to allowance for credit losses (annualized)	(0.83)%	(1.12)%
(Recovery of provision) provision for credit losses to net recoveries (annualized)	(663.16)%	112.00%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ended March 31, 2018, the recovery of provision for the allowance for credit losses was $189,000 as compared to a provision of $21,000 for the three months ended March 31, 2017.

Net recoveries during the three months ended March 31, 2018 totaled $38,000 as compared to net recoveries of $25,000 for the three months ended March 31, 2017. The Company charged-off, or had partial charge-offs on 5 loans during the three months ended March 31, 2018, as compared to one loan during the same period ended March 31, 2017, and 6 loans during the year ended December 31, 2017. The annualized percentage net recoveries to average loans were 0.03% for the three months ended

March 31, 2018 and 0.06% for the year ended December 31, 2017, and 0.02% for the three months ended March 31, 2017. The Company's net loans increased from $547,748,000 at March 31, 2017 to $596,850,000 at March 31, 2018.

The allowance at March 31, 2018 was 1.53% of outstanding loan balances at March 31, 2018, as compared to 1.54% at December 31, 2017, and 1.63% at March 31, 2017.

At March 31, 2018 and March 31, 2017, $370,000 and $316,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 1.53% credit loss allowance at March 31, 2018 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

Asset/Liability Management – Liquidity and Cash Flow

The primary functions of asset/liability management are to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. In a changing rate environment an inbalance in interest-sensitive assets and interest-sensitive liabilities will impact earnings. For example, in an increasing rate environment if interest-sensitive liabilities reprice sooner than interest sensitive assets, net interest income will be negatively impacted.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Bank relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Bank's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses.

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At March 31, 2018, the Bank had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2018, the loan portfolio totaled 69.82% of total assets and the loan to deposit ratio was 80.01%, compared to 74.75% and 86.25%, respectively, at December 31, 2017. Liquid assets at March 31, 2018, included cash and cash equivalents totaling $165,347,000 as compared to $107,934,000 at December 31, 2017. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $318,871,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at March 31, 2018.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the three months ended March 31, 2018, the Holding Company has received $3,109,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2016	$113,032
March 31, 2017	$133,132
December 31, 2017	$107,934
March 31, 2018	$165,347

Cash and cash equivalents increased $57,413,000 during the three months ended March 31, 2018, compared to an increase of $20,100,000 during the three months ended March 31, 2017.

The Company had a net cash inflow from operating activities of $2,639,000 for the three months ended March 31, 2018 and a cash inflow from operations totaling $2,430,000 for the period ended March 31, 2017. The Company experienced net cash inflows from investing activities of $7,851,000 related to a $5,508,000 decrease in loan balances, augmented by principal payments on available-for-sale securities of $2,265,000 during the three months ended March 31, 2018. For the three months ended March 31, 2017, the Company experienced net cash inflows from investing activities of $23,752,000 due a decrease of $22,943,000 in loan balances.

During the three months ended March 31, 2018, the Company experienced net cash inflows from financing activities totaling $46,923,000, primarily as the result of increases of $44,010,000 in demand deposits and savings accounts, offset by decreases of $2,913,000 in time deposits and purchased brokered deposits. For the three months ended March 31, 2017, the Company experienced net cash outflows of $6,082,000 from financing activities due to increases in demand deposit accounts, time deposits, and savings accounts.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.3% and 13.1% at March 31, 2018 and 2017, respectively.

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2018, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 14. Capital Ratios

	Ratio at March 31, 2018	Ratio at December 31, 2017	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	17.69%	17.54%	8.00%	N/A
Bank	17.88%	17.31%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	16.44%	16.29%	6.00%	N/A
Bank	16.63%	16.06%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	15.02%	14.81%	4.50%	N/A
Bank	16.63%	16.06%	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	13.00%	13.01%	4.00%	N/A
Bank	13.28%	12.90%	4.00%	5.00%

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013, that substantially amended the then existing capital rules for banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (commonly referred to as “Basel III”) as well as requirements encompassed by the Dodd-Frank Act.
The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. The final rules also require a Common Equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. The capital buffer requirement is being be phased in over three years beginning in 2016, and will effectively raise the minimum required Common Equity Tier 1 RBC Ratio to 7.0%, the Tier 1 RBC Ratio to 8.5%, and the Total RBC Ratio to 10.5% on a fully phased-in basis. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to executive management. The rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk-weighted assets.
As of March 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Holding Company are subject to restrictions set forth in the California General Corporation Law. As applicable to the Holding Company, the California General Corporation Law provides that the Holding Company may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal to the amount of the proposed distribution or if immediately after the distribution, the value of the Holding Company’s assets would equal or exceed the sum of its total liabilities. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank.

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 3% of total shareholders' equity of $103,509,000 at March 31, 2018. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the three months ended March 31, 2018, the Company did not repurchase any of the shares available.

During the three months ended ended March 31, 2018, the Bank paid $3,109,000 in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On March 27, 2018, the Company’s Board of Directors declared a cash dividend of $0.09 per share on the Company's common stock. The dividend was payable on April 19, 2018, to shareholders of record as of April 9, 2018. Approximately $1,521,000 was transfered from retained earnings to cash to allow for distribution of the dividend to shareholders.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in the California Financial Code, as administered by the Commissioner of the DBO (“Commissioner”). As applicable to the Bank, the Financial Code provides that the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to the Holding Company during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholder's equity of the Bank is not adequate or that the declaration of a dividend would be unsafe or unsound, the Commissioner may order the Bank not to pay any dividend. The Reserve Bank may also limit dividends paid by the Bank.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank.  At March 31, 2018, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

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

As of March 31, 2018, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2018.

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

United Security Bancshares

Date:	May 7, 2018	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer