Form 10-Q
period 2018-06-30
UNITED SECURITY BANCSHARES
filed 2018-08-06
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2018: 16,901,618

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2018 and December 31, 2017

(in thousands except shares)	June 30, 2018	December 31, 2017
Assets
Cash and non-interest bearing deposits in other banks	$29,939	$35,237
Due from Federal Reserve Bank ("FRB")	161,189	72,697
Cash and cash equivalents	191,128	107,934
Investment securities (at fair value)
Available for sale ("AFS") securities	56,724	41,985
Marketable equity securities	3,659	3,737
Total investment securities	60,383	45,722
Loans	573,996	601,351
Unearned fees and unamortized loan origination costs, net	355	1,039
Allowance for credit losses	(8,425)	(9,267)
Net loans	565,926	593,123
Accrued interest receivable	8,392	6,526
Premises and equipment – net	10,041	10,165
Other real estate owned	5,745	5,745
Goodwill	4,488	4,488
Cash surrender value of life insurance	19,803	19,752
Investment in limited partnerships	1,592	1,601
Deferred tax assets - net	2,616	2,389
Other assets	9,354	8,391
Total assets	$879,468	$805,836

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$281,686	$307,299
Interest bearing	475,277	380,394
Total deposits	756,963	687,693

Accrued interest payable	43	44
Accounts payable and other liabilities	7,121	7,017
Junior subordinated debentures (at fair value)	10,125	9,730
Total liabilities	774,252	704,484

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 16,901,618 issued and outstanding at June 30, 2018, and 16,885,615 at December 31, 2017	58,309	57,880
Retained earnings	46,025	44,182
Accumulated other comprehensive income (loss)	882	(710)
Total shareholders' equity	105,216	101,352
Total liabilities and shareholders' equity	$879,468	$805,836

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2018	2017	2018	2017
Interest Income:
Loans, including fees	$7,491	$7,579	$15,717	$14,804
Investment securities – AFS – taxable	265	229	457	453
Interest on deposits in FRB	681	301	1,065	484
Interest on deposits in other banks	—	1	—	2
Total interest income	8,437	8,110	17,239	15,743

Interest Expense:
Interest on deposits	550	364	937	700
Interest on other borrowings	109	74	199	143
Total interest expense	659	438	1,136	843

Net Interest Income	7,778	7,672	16,103	14,900
Recovery of Provision for Credit Losses	(1,136)	(52)	(1,325)	(31)
Net Interest Income after Recovery of Provision for Credit Losses	8,914	7,724	17,428	14,931

Noninterest Income:
Customer service fees	1,020	997	1,971	1,938
Increase in cash surrender value of bank-owned life insurance	132	134	257	266
Loss on marketable equity securities	(18)	—	(78)	—
Gain on proceeds from bank-owned life insurance	—	—	171	—
Loss on fair value of financial liability	(192)	(264)	(661)	(601)
Gain on sale of assets	29	—	29	—
Other	198	199	403	372
Total noninterest income	1,169	1,066	2,092	1,975

Noninterest Expense:
Salaries and employee benefits	3,010	2,586	5,971	5,571
Occupancy expense	1,117	1,043	2,135	2,058
Data processing	38	25	90	52
Professional fees	392	345	727	600
Regulatory assessments	78	133	161	269
Director fees	81	75	162	143
Correspondent bank service charges	17	19	34	37
Loss on California tax credit partnership	5	10	9	119
Net cost (gain) on operation and sale of OREO	49	(309)	100	(277)
Other	531	680	929	1,226
Total noninterest expense	5,318	4,607	10,318	9,798

Income Before Provision for Taxes	4,765	4,183	9,202	7,108
Provision for Taxes on Income	1,373	1,691	2,653	2,845
Net Income	$3,392	$2,492	$6,549	$4,263

Net Income per common share
Basic	$0.20	$0.15	$0.39	$0.25
Diluted	$0.20	$0.15	$0.39	$0.25
Shares on which net income per common shares were based
Basic	16,899,968	16,875,336	16,895,135	16,792,083
Diluted	16,957,282	16,894,373	16,935,911	16,808,733

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Income	$3,392	$2,492	$6,549	$4,263

Unrealized holdings (loss) gain on securities	(171)	267	(428)	355
Unrealized gains on unrecognized post-retirement costs	18	13	27	26
Unrealized (loss) gain on TRUPs	(272)	—	295	—
Other comprehensive income (loss), before tax	(425)	280	(106)	381
Tax benefit (expense) related to securities	46	(107)	128	(142)
Tax expense related to unrecognized post-retirement costs	(5)	(6)	(8)	(11)
Tax benefit (expense) related to TRUPs	80	—	(88)	—
Total other comprehensive income (loss)	(304)	167	(74)	228
Comprehensive Income	$3,088	$2,659	$6,475	$4,491

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2016 (1)	16,705,594	$56,557	$40,701	$(604)	$96,654
(1) Excludes 12,015 unvested restricted shares

Other comprehensive income				228	228
Common stock dividends	167,082	1,221	(1,221)		—
Dividends on common stock ($0.05 per share)			(845)		(845)
Dividends payable ($0.05 per share)			(845)		(845)
Stock options exercised	2,514	6			6
Stock-based compensation expense		60			60
Net income			4,263		4,263
Balance June 30, 2017 (2)	16,875,190	$57,844	$42,053	$(376)	$99,521
(2) Excludes 9,011 unvested restricted shares

Other comprehensive loss				(221)	(221)
Reclassification of income tax effects from accumulated other comprehensive income			113	(113)	—
Dividends on common stock ($0.07 per share)			(1,180)		(1,180)
Dividends payable ($0.07 per share)			(1,182)		(1,182)
Restricted stock units released	10,425				—
Stock-based compensation expense		36			36
Net income			4,378		4,378
Balance December 31, 2017 (3)	16,885,615	$57,880	$44,182	$(710)	$101,352
(3) Excludes 46,511 unvested restricted shares

Other comprehensive loss				(74)	(74)
Adoption of ASU 2016-01: reclassification of TRUPS to accumulated other comprehensive income			(1,482)	1,482	—
Adoption of ASU 2016-01: recognition of previously unrealized losses within marketable equity securities			(184)	184	—
Dividends on common stock ($0.09 per share)			(1,520)		(1,520)
Dividends payable ($0.09 per share)			(1,520)		(1,520)
Restricted stock units released	16,003				—
Stock-based compensation expense		429			429
Net income			6,549		6,549
Balance June 30, 2018 (4)	16,901,618	$58,309	$46,025	$882	$105,216
(4) Excludes 78,508 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2018	2017
Cash Flows From Operating Activities:
Net Income	$6,549	$4,263
Adjustments to reconcile net income: to cash provided by operating activities:
Recovery of provision for credit losses	(1,325)	(31)
Depreciation and amortization	666	654
Amortization of investment securities	261	278
Accretion of investment securities	(3)	(4)
Increase in accrued interest receivable	(1,866)	(1,191)
Decrease in accrued interest payable	(1)	(43)
Decrease in accounts payable and accrued liabilities	(1,401)	(398)
Decrease in unearned fees and unamortized loan origination costs, net	684	152
Increase in income taxes receivable	(1,204)	(1,319)
Unrealized loss on marketable equity securities	78	—
Stock-based compensation expense	429	60
Provision for deferred income taxes	(108)	(247)
Gain on sale of other real estate owned	—	(336)
Gain on bank owned life insurance	(171)	—
Increase in cash surrender value of bank-owned life insurance	(257)	(266)
Loss on fair value option of financial liabilities	661	601
Loss on tax credit limited partnership interest	9	119
Gain on sale of premises and equipment	(29)	—
Net increase in other assets	(28)	(42)
Net cash provided by operating activities	2,944	2,250

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	—	(2)
Purchase of correspondent bank stock	(10)	(495)
Purchases of available-for-sale securities	(19,860)	—
Principal payments of available-for-sale securities	4,698	4,112
Net decrease in loans	27,839	2,654
Cash proceeds from sales of other real estate owned	—	1,062
Investment in limited partnership	—	(1,028)
Proceeds from bank owned life insurance	376	—
Capital expenditures of premises and equipment	(542)	(919)
Net cash provided by investing activities	12,501	5,384

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	67,299	24,885
Net increase (decrease) in time deposits	1,970	(35,203)
Proceeds from exercise of stock options	—	6
Dividends on common stock	(1,520)	(846)
Net cash provided by (used in) financing activities	67,749	(11,158)

Net increase (decrease) in cash and cash equivalents	83,194	(3,524)
Cash and cash equivalents at beginning of period	107,934	113,032
Cash and cash equivalents at end of period	$191,128	$109,508

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1.	Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary United Security Bank (the “Bank”) and one bank subsidiary, USB Investment Trust (the “REIT”) (collectively the “Company” or “USB”). Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The Company adopted Topic 606 using the modified retrospective method on all contracts not completed as of January 1, 2018. The adoption of Topic 606 did not result in a material change to the accounting for any of the in-scope revenue streams. As such, no cumulative effect adjustment was recorded.

Recently Issued Accounting Standards:

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. This ASU will be effective for public business entities for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the consolidated balance sheet due to the number of leased branches and standalone ATM sites the Company currently has that are accounted for under current operating lease guidance. The Company has implemented a lease review team and is in the process of determining the best vendor to assist in the calculation and implementation of this standard.

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2018 and December 31, 2017:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2018
Securities available for sale:
U.S. Government agencies	$30,327	$182	$(158)	$30,351
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	26,914	37	(578)	26,373
Total securities available for sale	$57,241	$219	$(736)	$56,724

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2017
Securities available for sale:
U.S. Government agencies	$19,683	$312	$(41)	$19,954
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	22,391	56	(416)	22,031
Total securities available for sale	$42,074	$368	$(457)	$41,985

The amortized cost and fair value of securities available for sale at June 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	June 30, 2018
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	6,045	6,031
Due after ten years	24,282	24,320
Collateralized mortgage obligations	26,914	26,373
	$57,241	$56,724

There were no realized gains or losses on sales of available-for-sale securities for the three and six month periods ended June 30, 2018 and June 30, 2017. There were no other-than-temporary impairment losses for the three and six month periods ended June 30, 2018 and June 30, 2017.

At June 30, 2018, available-for-sale securities with an amortized cost of approximately $50,806,841 (fair value of $50,240,058) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$12,673	$(55)	7,464	(103)	$20,137	$(158)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	7,188	(204)	12,134	(374)	19,322	(578)
Total impaired securities	$19,861	$(259)	$19,598	$(477)	$39,459	$(736)

December 31, 2017
Securities available for sale:
U.S. Government agencies	$1,728	$(3)	$6,625	$(38)	$8,353	$(41)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	7,483	(154)	13,583	(262)	21,066	(416)
Total impaired securities	$9,211	$(157)	$20,208	$(300)	$29,419	$(457)

Temporarily impaired securities at June 30, 2018, were comprised of seven U.S. government agency securities, and twelve U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At June 30, 2018, the decline in fair value of the seven U.S. government agency securities, and the twelve U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

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

During the six months ended June 30, 2018, the Company recognized $78,000 of unrealized losses related to equity securities held at June 30, 2018 in the consolidated statements of income. For the quarter ended June 30, 2018, the Company recognized $18,000 of unrealized losses related to equity securities held at June 30, 2018 in the consolidated statements of income. The resulting impact on basic and diluted earnings per share for the quarter and six months ended June 30, 2018 is immaterial.

The Company had no held-to-maturity or trading securities at June 30, 2018 or December 31, 2017.

3.	Loans

Loans are comprised of the following:

(in 000's)	June 30, 2018	December 31, 2017
Commercial and Business Loans	$57,047	$46,065
Government Program Loans	908	961
Total Commercial and Industrial	57,955	47,026
Real Estate – Mortgage:
Commercial Real Estate	212,513	221,032
Residential Mortgages	70,512	84,804
Home Improvement and Home Equity loans	386	457
Total Real Estate Mortgage	283,411	306,293
Real Estate Construction and Development	108,571	122,970
Agricultural	56,662	59,481
Installment and Student Loans	67,397	65,581
Total Loans	$573,996	$601,351

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 10.1% of total loans at June 30, 2018 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 49.4% of total loans at June 30, 2018, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 18.9% of total loans at June 30, 2018, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 9.9% of total loans at June 30, 2018 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 11.7% of total loans at June 30, 2018 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. Included in installment loans are $61,761,000 in unsecured student loans made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that have not entered repayment status totaled $6,186,000 at June 30, 2018. At June 30, 2018 there were 316 loans within repayment, deferment, and forbearance which represented $6,129,000, $1,270,000, and $3,006,000 in outstanding balances respectively. Prior to June 2018, student loans were insured through a Surety Bond issued by ReliaMax Surety Company and provided the Company reasonable expectation of collection. In June 2018, ReliaMax Surety Company was declared insolvent by the South Dakota Division of Insurance and is now in liquidation. As a result of the insolvency, the Company's student loan portfolio is no longer insured.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2018 and December 31, 2017, these financial instruments include commitments to extend credit of $123,711,000 and $99,958,000, respectively, and standby letters of credit of $605,000 and $2,058,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

During the second quarter of 2018, the Bank entered into a Small Business Administration (SBA) 504 Loan Forward Purchase Commitment to buy a one hundred percent (100%) interest in up to $30 million, first mortgage, California SBA 504 loans on a flow basis with servicing released by the Seller.

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans at June 30, 2018 (in 000's):

June 30, 2018	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$—	$—	$57,047	$57,047	$—
Government Program Loans	—	—	—	—	908	908	—
Total Commercial and Industrial	—	—	—	—	57,955	57,955	—
Commercial Real Estate Loans	—	—	—	—	212,513	212,513	—
Residential Mortgages	—	—	—	—	70,512	70,512	—
Home Improvement and Home Equity Loans	—	—	—	—	386	386	—
Total Real Estate Mortgage	—	—	—	—	283,411	283,411	—

Real Estate Construction and Development Loans	—	—	8,825	8,825	99,746	108,571	—
Agricultural Loans	—	—	—	—	56,662	56,662	—

Consumer Loans	231	83	—	314	66,929	67,243	67
Overdraft Protection Lines	—	—	—	—	38	38	—
Overdrafts	—	—	—	—	116	116	—
Total Installment	231	83	—	314	67,083	67,397	67
Total Loans	$231	$83	$8,825	$9,139	$564,857	$573,996	$67

The following is a summary of delinquent loans at December 31, 2017 (in 000's):

December 31, 2017	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$212	$212	$45,853	$46,065	$—
Government Program Loans	—	—	—	—	961	961	—
Total Commercial and Industrial	—	—	212	212	46,814	47,026	—
Commercial Real Estate Loans	779	—	—	779	220,253	221,032	—
Residential Mortgages	—	—	94	94	84,710	84,804	—
Home Improvement and Home Equity Loans	—	—	—	—	457	457	—
Total Real Estate Mortgage	779	—	94	873	305,420	306,293	—
Real Estate Construction and Development Loans	—	—	360	360	122,610	122,970	360
Agricultural Loans	—	—	—	—	59,481	59,481	—

Consumer Loans	—	—	—	—	65,446	65,446	125
Overdraft Protection Lines	—	—	—	—	38	38	—
Overdrafts	—	—	—	—	97	97	—
Total Installment	—	—	—	—	65,581	65,581	125
Total Loans	$779	$—	$666	$1,445	$599,906	$601,351	$485

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

Nonaccrual loans totaled $12,202,000 and $5,296,000 at June 30, 2018 and December 31, 2017, respectively. Two loans were added to nonaccrual during the quarter ended June 30, 2018. Those loans, totaling $8,825,000, were made to the same borrower and are well-secured by real estate collateral. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2018 or December 31, 2017.

The following is a summary of nonaccrual loan balances at June 30, 2018 and December 31, 2017 (in 000's).

	June 30, 2018	December 31, 2017
Commercial and Business Loans	$—	$212
Government Program Loans	—	—
Total Commercial and Industrial	—	212

Commercial Real Estate Loans	438	454
Residential Mortgages	—	288
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	438	742

Real Estate Construction and Development Loans	11,764	4,342
Agricultural Loans	—	—

Consumer Loans	—	—
Overdraft Protection Lines	—	—
Overdrafts	—	—
Total Installment	—	—
Total Loans	$12,202	$5,296

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

The following is a summary of impaired loans at June 30, 2018 (in 000's).

June 30, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$2,937	$535	$2,414	$2,949	$444	$3,171	$97
Government Program Loans	308	309	—	309	—	226	10
Total Commercial and Industrial	3,245	844	2,414	3,258	444	3,397	107

Commercial Real Estate Loans	1,362	—	1,367	1,367	510	1,409	34
Residential Mortgages	2,219	400	1,828	2,228	80	2,604	60
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	3,581	400	3,195	3,595	590	4,013	94

Real Estate Construction and Development Loans	11,764	11,764	—	11,764	—	7,447	205
Agricultural Loans	1,010	1	1,016	1,017	706	1,112	43

Consumer Loans	62	62	—	62	—	49	3
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	62	62	—	62	—	49	3
Total Impaired Loans	$19,662	$13,071	$6,625	$19,696	$1,740	$16,018	$452

(1) The recorded investment in loans includes accrued interest receivable of $34.
(2) Information is based on the six month period ended June 30, 2018.

The following is a summary of impaired loans at December 31, 2017 (in 000's).

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$3,255	$381	$2,887	$3,268	$534	$3,791	$229
Government Program Loans	49	50	—	50	—	219	5
Total Commercial and Industrial	3,304	431	2,887	3,318	534	4,010	234

Commercial Real Estate Loans	1,233	—	1,245	1,245	385	1,138	79
Residential Mortgages	3,040	1,199	1,852	3,051	103	2,745	142
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	4,273	1,199	3,097	4,296	488	3,883	221

Real Estate Construction and Development Loans	5,951	5,972	—	5,972	—	6,660	418
Agricultural Loans	1,200	1	1,203	1,204	866	1,179	48

Consumer Loans	—	—	—	—	—	241	—
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	—	—	—	—	—	241	—
Total Impaired Loans	$14,728	$7,603	$7,187	$14,790	$1,888	$15,973	$921

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

The average recorded investment in impaired loans for the quarters ended June 30, 2018 and 2017 was $16,633,000 and $16,881,000, respectively. Interest income recognized on impaired loans for the quarters ended June 30, 2018 and 2017 was approximately $282,000 and $323,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $150,000 and $111,000 for the quarters ended June 30, 2018 and 2017, respectively.

The average recorded investment in impaired loans for the six months ended June 30, 2018 and 2017 was $16,018,000 and $16,468,000, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2018 and 2017 was approximately $452,000 and $546,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $213,000 and $190,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The following tables illustrates TDR additions for the periods indicated:

Three Months Ended June 30, 2018
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

Six Months Ended June 30, 2018
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

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and forbearance. At June 30, 2018, the Company had 17 restructured loans totaling $7,641,000 as compared to 25 restructured loans totaling $11,362,000 at December 31, 2017.

The following tables summarize TDR activity by loan category for the quarters ended June 30, 2018 and June 30, 2017 (in 000's).

Three Months Ended June 30, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$147	$1,314	$2,525	$—	$4,606	$1,110	$—	$9,702

Defaults	—	—	—	—	—	—	—	—
Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(37)	48	(305)	—	(1,667)	(100)	—	(2,061)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$110	$1,362	$2,220	$—	$2,939	$1,010	$—	$7,641

Allowance for loan loss	$—	$511	$80	$—	$—	$706	$—	$1,297

Three Months Ended June 30, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,212	$1,091	$2,351	$—	$6,960	$850	$965	$13,429

Defaults	—	—	—	—	—	—	—	—
Additions	178	—	238	—	—	—	—	416

Principal reductions	(332)	(29)	(16)	—	(92)	(450)	(965)	(1,884)
Charge-offs	(3)	—	—	—	—	—	—

Ending balance	$1,055	$1,062	$2,573	$—	$6,868	$400	$—	$11,958

Allowance for loan loss	$36	$216	$207	$—	$—	$203	$—	$662

The following tables summarize TDR activity by loan category for the six months ended June 30, 2018 and June 30, 2017 (in 000's).

Six Months Ended June 30, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$436	$1,233	$2,542	$—	$5,951	$1,200	$—	$11,362

Defaults	—	—	—	—	(310)	—	—	(310)
Additions	—	—	—	—	—	—	—	—

Principal reductions	(263)	129	(322)	—	(2,702)	(190)	—	(3,348)
Charge-offs	(63)	—	—	—	—	—	—	(63)

Ending balance	$110	$1,362	$2,220	$—	$2,939	$1,010	$—	$7,641

Allowance for loan loss	$—	$511	$80	$—	$—	$706	$—	$1,297

Six Months Ended June 30, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,356	$1,454	$2,368	$—	$6,267	$—	$965	$12,410

Defaults	—	—	—	—	—	—	—	—
Additions	247	—	238	—	790	850	—	2,125

Principal additions (reductions)	(538)	(392)	(33)	—	(189)	(450)	(965)	(2,567)
Charge-offs	(10)	—	—	—	—	—	—	(10)

Ending balance	$1,055	$1,062	$2,573	$—	$6,868	$400	$—	$11,958

Allowance for loan loss	$36	$216	$207	$—	$—	$203	$—	$662

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

The Company did not carry any loans graded as loss at June 30, 2018 or December 31, 2017.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2018 and December 31, 2017:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
June 30, 2018
(in 000's)
Grades 1 and 2	$325	$2,924	$—	$—	$3,249
Grade 3	217	1,067	—	—	1,284
Grades 4 and 5 – pass	54,230	199,707	85,057	55,652	394,646
Grade 6 – special mention	10	8,376	—	—	8,386
Grade 7 – substandard	3,173	439	23,514	1,010	28,136
Grade 8 – doubtful	—	—	—	—	—
Total	$57,955	$212,513	$108,571	$56,662	$435,701

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2017
(in 000's)
Grades 1 and 2	$342	$2,954	$—	$70	$3,366
Grade 3	251	1,569	—	—	1,820
Grades 4 and 5 – pass	43,264	207,568	104,549	56,817	412,198
Grade 6 – special mention	—	8,487	720	994	10,201
Grade 7 – substandard	3,169	454	17,701	1,600	22,924
Grade 8 – doubtful	—	—	—	—	—
Total	$47,026	$221,032	$122,970	$59,481	$450,509

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Residential Mortgages	Home Improvement and Home Equity	Installment and Other	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Other	Total
(in 000's)
Not graded	$60,242	$364	$65,178	$125,784	$69,249	$433	$63,565	$133,247
Pass	9,415	22	2,156	11,593	13,899	24	2,011	15,934
Special Mention	636	—	—	636	643	—	—	643
Substandard	219	—	63	282	1,013	—	5	1,018
Doubtful	—	—	—	—	—	—	—	—
Total	$70,512	$386	$67,397	$138,295	$84,804	$457	$65,581	$150,842

The following tables summarize the credit quality indicators for outstanding student loans as of June 30, 2018 and December 31, 2017 (in 000's, except for number of borrowers):

	June 30, 2018		December 31, 2017
	Number of Loans	Amount (in 000's)	Number of Loans	Amount (in 000's)
School	992	$37,565	1,216	$48,825
Grace	294	13,724	55	1,446
Repayment	184	6,129	201	6,473
Deferment	40	1,270	32	1,128
Forbearance	92	3,006	50	1,981
Claim	1	67	—	—
Total	1,603	$61,761	1,554	$59,853

School - The time in which the borrower is still actively in school at least half time. No payments are expected during this stage, though the borrower may begin immediate payments.

Grace - A six month period of time granted to the borrower immediately upon graduation, or if deemed no longer an active student. Interest continues to accrue. Upon completion of the six month grace period the loan is transferred to repayment status. Additionally, if applicable, this status may represent a borrower activated to military duty while in their in-school period, they will be allowed to return to that status once their active duty has expired. The borrower must return to an at least half time status within six months of the active duty end date in order to return to an in-school status.

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

Claim - Occurs after a loan has been delinquent for a period of time in which the servicer believes payment may not be received. A claim can be filed at any point in the delinquency, but typically not until 180 - 210 days. ReliaMax Surety Company was declared insolvent by the South Dakota Division of Insurance and is now in liquidation. No future claims will be filed with ReliaMax.

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

Installment and other loans (Includes consumer loans, student loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured. Additionally, in the case of student loans, there are increased risks associated with liquidity as there is a significant time lag between funding of a student loan and eventual repayment. The Company is still evaluating the impact of ReliaMax's insolvency and the elimination of the Surety Bond on the Company's allowance for loan loss related to student loans.

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended June 30, 2018 and 2017 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2018
Beginning balance	$1,985	$1,204	$2,862	$1,342	$821	$902	$9,116
Provision (recovery of provision) for credit losses	(793)	(7)	(175)	(41)	(55)	(65)	(1,136)

Charge-offs	—	—	—	—	(7)	—	(7)
Recoveries	355	16	—	—	81	—	452
Net charge-offs	355	16	—	—	74	—	445

Ending balance	$1,547	$1,213	$2,687	$1,301	$840	$837	$8,425
Period-end amount allocated to:
Loans individually evaluated for impairment	444	590	—	706	—	—	1,740
Loans collectively evaluated for impairment	1,103	623	2,687	595	840	837	6,685
Ending balance	$1,547	$1,213	$2,687	$1,301	$840	$837	$8,425

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2017
Beginning balance	$1,781	$1,285	$3,096	$1,097	$848	$841	$8,948
Provision (recovery of provision) for credit losses	(72)	(118)	(209)	492	(92)	(53)	(52)

Charge-offs	(98)	—	—	—	(5)	—	(103)
Recoveries	154	7	—	—	53	—	214
Net charge-offs	56	7	—	—	48	—	111

Ending balance	$1,765	$1,174	$2,887	$1,589	$804	$788	$9,007
Period-end amount allocated to:
Loans individually evaluated for impairment	711	441	—	793	—	—	1,945
Loans collectively evaluated for impairment	1,054	733	2,887	796	804	788	7,062
Ending balance	$1,765	$1,174	$2,887	$1,589	$804	$788	$9,007

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2018 and 2017 (in 000's).

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2018
Beginning balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267
Provision (recovery of provision) for credit losses	(181)	11	(216)	(330)	(190)	(419)	(1,325)

Charge-offs	(88)	—	—	—	(11)	—	(99)
Recoveries	408	20	—	—	154	—	582
Net recoveries	320	20	—	—	143	—	483

Ending balance	$1,547	$1,213	$2,687	$1,301	$840	$837	$8,425
Period-end amount allocated to:
Loans individually evaluated for impairment	444	590	—	706	—	—	1,740
Loans collectively evaluated for impairment	1,103	623	2,687	595	840	837	6,685
Ending balance	$1,547	$1,213	$2,687	$1,301	$840	$837	$8,425

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2017
Beginning balance	$1,843	$1,430	$3,378	$666	$888	$697	$8,902
Provision (recovery of provision) for credit losses	(137)	(268)	(491)	902	(128)	91	(31)

Charge-offs	(105)	(2)	—	—	(10)	—	(117)
Recoveries	164	14	—	21	54	—	253
Net charge-offs	59	12	—	21	44	—	136

Ending balance	$1,765	$1,174	$2,887	$1,589	$804	$788	$9,007
Period-end amount allocated to:
Loans individually evaluated for impairment	711	441	—	793	—	—	1,945
Loans collectively evaluated for impairment	1,054	733	2,887	796	804	788	7,062
Ending balance	$1,765	$1,174	$2,887	$1,589	$804	$788	$9,007

The following summarizes information with respect to the loan balances at June 30, 2018 and 2017.

	June 30, 2018			June 30, 2017
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and Business Loans	$2,949	$54,098	$57,047	$3,950	$47,128	$51,078
Government Program Loans	309	599	908	396	997	1,393
Total Commercial and Industrial	3,258	54,697	57,955	4,346	48,125	52,471

Commercial Real Estate Loans	1,367	211,146	212,513	1,066	201,298	202,364
Residential Mortgage Loans	2,228	68,284	70,512	2,678	76,641	79,319
Home Improvement and Home Equity Loans	—	386	386	—	572	572
Total Real Estate Mortgage	3,595	279,816	283,411	3,744	278,511	282,255

Real Estate Construction and Development Loans	11,764	96,807	108,571	6,878	117,871	124,749

Agricultural Loans	1,017	55,645	56,662	1,056	57,376	58,432

Installment and Other Loans	62	67,335	67,397	—	49,333	49,333

Total Loans	$19,696	$554,300	$573,996	$16,024	$551,216	$567,240

4.	Deposits

Deposits include the following:

(in 000's)	June 30, 2018	December 31, 2017
Noninterest-bearing deposits	$281,686	$307,299
Interest-bearing deposits:
NOW and money market accounts	322,995	234,154
Savings accounts	85,480	81,408
Time deposits:
Under $250,000	51,925	51,687
$250,000 and over	14,877	13,145
Total interest-bearing deposits	475,277	380,394
Total deposits	$756,963	$687,693

Total brokered deposits included in time deposits above *	$—	$—
* CDARs reciprocal deposits are no longer considered brokered deposits for the Company.

5.	Short-term Borrowings/Other Borrowings

At  June 30, 2018, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $279,450,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $4,687,000. At June 30, 2018, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of June 30, 2018, $7,130,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $415,304,000 in secured and unsecured loans were pledged at June 30, 2018, as collateral for borrowing lines with the Federal Reserve Bank. At June 30, 2018, the Company had no outstanding borrowings.

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

6.	Supplemental Cash Flow Disclosures

	Six months ended June 30,
(in 000's)	2018	2017
Cash paid during the period for:
Interest	$1,137	$886
Income taxes	$4,800	$4,410
Noncash investing activities:
Unrealized gains on unrecognized post retirement costs	$27	$26
Unrealized loss on available for sale securities	$(428)	$355
Unrealized gains on TRUPs	$295	$—
Stock dividends issued	$—	$1,220
Cash dividend declared	$1,520	$845
Adoption of ASU 2016-01: reclassification of TRUPS to accumulated other comprehensive income	$1,482	$—
Adoption of ASU 2016-01: recognition of previously unrealized losses within CRA Fund	$184	$—

7.	Dividends on Common Stock

On March 27, 2018, the Company’s Board of Directors declared a cash dividend of $0.09 per share on the Company's common stock. The dividend was payable on April 19, 2018, to shareholders of record as of April 9, 2018. Approximately $1,520,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

On June 26, 2018, the Company's Board of Directors declared a regular quarterly cash dividend $0.09 per share on the Company's common stock. The dividend was payable on July 19, 2018, to shareholders of record as of July 9, 2018. Approximately $1,520,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (000's, except per share amounts)	$3,392	$2,492	$6,549	$4,263

Weighted average shares issued	16,899,968	16,875,336	16,895,135	16,792,083
Add: dilutive effect of stock options	57,314	19,037	40,776	16,650
Weighted average shares outstanding adjusted for potential dilution	16,957,282	16,894,373	16,935,911	16,808,733

Basic earnings per share	$0.20	$0.15	$0.39	$0.25
Diluted earnings per share	$0.20	$0.15	$0.39	$0.25
Anti-dilutive stock options excluded from earnings per share calculation	60,000	30,000	103,000	30,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2018 and December 31, 2017, the Company had no recorded valuation allowance.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust. The amended return for 2009 was filed during 2014, the 2010 return was filed during 2015, and the amended returns for 2011 and 2012 were filed in 2016. The Company is no longer subject to examination for years before 2013. As of June 30, 2018, the Company is unaware of any change in tax positions as a result of the IRS examination.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended June 30, 2018 and 2017 were insignificant.

The Company reported a provision for income taxes of $2,653,000 for the six months ended June 30, 2018 as compared to the $2,845,000 provision reported in the comparable period of 2017. The effective tax rate was 28.83% for the six months ended June 30, 2018 as compared to 40.03% for the comparable period of 2017. The disparity between the effective tax rates for 2018 as compared to 2017 is primarily due to a decrease in the federal corporate tax rate from 34% in 2017 to 21% in 2018 related to the Tax Cuts and Jobs Act of 2017.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of June 30, 2018.

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

At June 30, 2018 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 6.05% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At June 30, 2018, the total cumulative gain recorded on the debt is $2,447,000.

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

The net fair value calculation performed as of June 30, 2018 resulted in a pretax loss adjustment of $367,000 for the six months ended June 30, 2018, compared to a pretax loss adjustment of $601,000 ($354,000, net of tax) for the six months ended June 30, 2017. As part of the adoption of ASU 2016-01, for the six months ended June 30, 2018, net fair value gains and losses are separately identified as the portion attributed to non-instrument specific credit risk, recognized as a component of noninterest income on the consolidated statements of income, and instrument specific credit risk, recognized in other comprehensive income.

For the six months ended June 30, 2018, the net $367,000 fair value loss adjustment was separately presented as a $661,000 loss ($464,000, net of tax) recognized on the consolidated statements of income, and a $295,000 gain ($207,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income. The adoption of ASU 2016-01's resulting impact on basic and diluted earnings per share was $0.01.

The net fair value calculation performed at June 30, 2018 resulted in a pretax loss adjustment of $464,000 for the three months ended June 30, 2018, compared to a pretax loss adjustment of $264,000 ($126,000, net of tax) for the three months ended June 30, 2017. As part of the adoption of ASU 2016-01, for the three months ended June 30, 2018, net fair value gains and losses are separately identified as the portion attributed to non-instrument specific credit risk, recognized as a component of noninterest income on the consolidated statements of income, and instrument specific credit risk, recognized in other comprehensive income.

For the three months ended June 30, 2018, the net $464,000 fair value loss adjustment was separately presented as a $192,000 loss ($135,000, net of tax) recognized on the consolidated statements of income, and a $272,000 loss ($192,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income. The adoption of ASU 2016-01's resulting impact on basic and diluted earnings per share was $0.01.

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

In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

June 30, 2018
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$191,128	$191,128	$191,128	$—	$—
AFS Investment securities	56,724	56,724	—	56,724	—
Marketable equity securities	3,659	3,659	3,659	—	—
Loans	565,926	555,193	—	—	555,193
Accrued interest receivable	8,392	8,392	—	8,392	—
Financial Liabilities:
Deposits:
Noninterest-bearing	281,686	281,686	281,686	—	—
NOW and money market	322,995	322,995	322,995	—	—
Savings	85,480	85,480	85,480	—	—
Time deposits	66,802	66,159	—	—	66,159
Total deposits	756,963	756,320	690,161		66,159
Junior subordinated debt	10,125	10,125	—	—	10,125
Accrued interest payable	43	43	—	43	—

December 31, 2017
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$107,934	$107,934	$107,934	$—	$—
Investment securities	41,985	45,722	3,737	41,985	—
Loans	593,123	588,938	—	—	588,938
Accrued interest receivable	6,526	6,526	—	6,526	—
Financial Liabilities:
Deposits:
Noninterest-bearing	307,299	307,299	307,299	—	—
NOW and money market	234,154	234,154	234,154	—	—
Savings	81,408	81,408	81,408	—	—
Time deposits	64,832	64,387	—	—	64,387
Total deposits	687,693	687,248	622,861	—	64,387
Junior subordinated debt	9,730	9,730	—	—	9,730
Accrued interest payable	44	44	—	44	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the three month period ended June 30, 2018.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

June 30, 2018				December 31, 2017
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.05%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	5.81%

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The narrowing of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The increase in discount rate between the periods ended June 30, 2018 and December 31, 2017 is primarily due to increases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2018 (in 000’s):

Description of Assets	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$30,351	$—	$30,351	$—
U.S. Government collateralized mortgage obligations	26,373	—	26,373	—
Marketable equity securities (2)	3,659	3,659	—	—
Total investment securities	$60,383	$3,659	$56,724	$—

Total	$60,383	$3,659	$56,724	$—

Description of Liabilities	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,125	—	—	$10,125
Total	$10,125	—	—	$10,125

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

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the six months ended June 30, 2018 or the year ended December 31, 2017.

There were no assets measured at fair value on a non-recurring basis as of the six months ended June 30, 2018 or the year ended December 31, 2017.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2018 and 2017 (in 000’s):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$9,641	$9,171	$9,730	$8,832
Gross loss included in earnings	192	264	661	601
Gross loss (gain) related to changes in instrument specific credit risk	272	—	(295)	—
Change in accrued interest	20	6	29	8
Ending balance	$10,125	$9,441	$10,125	$9,441
The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$192	$264	$661	$601

12.	Goodwill and Intangible Assets

At June 30, 2018, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2017. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at June 30, 2018.

13.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

(in 000's)	June 30, 2018			December 31, 2017
	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(248)	$(462)	$—	$(221)	$(383)	$—
Reclassifications upon adoption of ASU 2016-01	184	—	1,482	—	—	—
Current period comprehensive (loss) income	(300)	19	207	(27)	(79)	—
Ending balance	$(364)	$(443)	$1,689	$(248)	$(462)	$—
Accumulated other comprehensive income (loss)			$882			$(710)

14.	Subsequent Events

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

The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued through 2018. The severe declines in residential construction and home prices that began in 2008 have ended and home prices continue to rise on a year-over-year basis. As the Company continues its business development and expansion efforts throughout its market areas, it maintains its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $6,549,000 or $0.39 per share ($0.39 diluted), for the six months ended June 30, 2018, as compared to $4,263,000, or $0.25 per share ($0.25 diluted), for the same period in 2017. The Company’s return on average assets was 1.57% for the six months ended June 30, 2018, as compared to 1.09% for the six months ended June 30, 2017. The Company’s return on average equity was 12.69% for the six months ended June 30, 2018, as compared to 8.72% for the six months ended June 30, 2017.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six month periods ended June 30, 2018 and 2017.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended June 30, 2018 and 2017

		2018			2017
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$576,670	$7,491	5.21%	$554,553	$7,579	5.48%
Investment Securities – taxable (3)	49,752	265	2.14%	54,505	229	1.69%
Interest-bearing deposits in other banks	—	—	—%	651	1	0.62%
Interest-bearing deposits in FRB	148,441	681	1.84%	113,981	301	1.06%
Total interest-earning assets	774,863	$8,437	4.37%	723,690	$8,110	4.49%
Allowance for credit losses	(9,291)			(9,021)
Noninterest-earning assets:
Cash and due from banks	27,067			20,872
Premises and equipment, net	10,048			10,846
Accrued interest receivable	7,221			4,269
Other real estate owned	5,683			6,041
Other assets	36,675			36,810
Total average assets	$852,266			$793,507
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$103,767	$37	0.14%	$88,015	$29	0.13%
Money market accounts	190,724	328	0.69%	152,552	181	0.48%
Savings accounts	82,623	47	0.23%	78,448	46	0.24%
Time deposits	65,683	138	0.84%	81,230	108	0.53%
Junior subordinated debentures	9,493	109	4.61%	9,139	74	3.25%
Total interest-bearing liabilities	452,290	$659	0.58%	409,384	$438	0.43%
Noninterest-bearing liabilities:
Noninterest-bearing checking	290,490			278,457
Accrued interest payable	119			102
Other liabilities	5,366			6,215
Total Liabilities	748,265			694,158

Total shareholders' equity	104,001			99,349
Total average liabilities and shareholders' equity	$852,266			$793,507
Interest income as a percentage of average earning assets			4.37%			4.49%
Interest expense as a percentage of average earning assets			0.34%			0.24%
Net interest margin			4.03%			4.25%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $719 for the quarter ended June 30, 2018 and loan costs of $44 for the quarter ended June 30, 2017.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

For the three months ended June 30, 2018, total interest income increased $327,000, or 4.03%, as compared to the quarter ended June 30, 2017. Comparing those two periods, average interest earning assets increased $51,173,000, with a $22,117,000 increase in loans and leases and a $34,460,000 increase in balances held at the Federal Reserve Bank, partially offset by a $4,753,000 decrease in investment securities. The average yield on total interest-earning assets decreased 12 basis points while loan yields decreased 27 basis points. These decreases were primarily the result of $550,000 in writedowns of unamortized insurance premiums on the student loan portfolio, $175,000 in reversal of accrued interest on nonaccrual loan activity, and discontinued accretion of previous nonaccrual interest.

Yields on interest bearing deposits at the Federal Reserve Bank increased for the three months ended June 30, 2018 as a result of three 0.25% interest rate increases during 2017 and two during 2018. For the three months ended June 30, 2018, total interest expense increased $221,000, or 50.46%, as compared to the three months ended June 30, 2017, as a result of a $42,906,000 increase in interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.58% for the three months ended June 30, 2018 and 0.43% for the three months ended June 30, 2017.

Interest rates and Interest Differentials
Six months ended June 30, 2018 and 2017

		2018			2017
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$590,905	$15,717	5.36%	$560,282	$14,804	5.33%
Investment Securities – taxable (3)	47,381	457	1.95%	55,541	453	1.64%
Interest-bearing deposits in other banks	—	—	—%	651	2	0.62%
Interest-bearing deposits in FRB	124,215	1,065	1.73%	102,898	484	0.95%
Total interest-earning assets	762,501	$17,239	4.56%	719,372	$15,743	4.41%
Allowance for credit losses	(9,364)			(8,973)
Noninterest-earning assets:
Cash and due from banks	26,906			20,894
Premises and equipment, net	10,157			10,751
Accrued interest receivable	6,768			3,928
Other real estate owned	5,745			6,255
Other assets	36,930			36,414
Total average assets	$839,643			$788,641
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$97,124	$66	0.14%	$87,681	$57	0.13%
Money market accounts	174,985	525	0.61%	150,329	319	0.43%
Savings accounts	83,352	94	0.23%	76,834	89	0.23%
Time deposits	66,547	252	0.76%	87,987	235	0.54%
Junior subordinated debentures	9,641	199	4.16%	8,969	143	3.22%
Total interest-bearing liabilities	431,649	$1,136	0.53%	411,800	$843	0.41%
Noninterest-bearing liabilities:
Noninterest-bearing checking	297,712			271,230
Accrued interest payable	110			110
Other liabilities	6,089			6,925
Total Liabilities	735,560			690,065

Total shareholders' equity	104,083			98,576
Total average liabilities and shareholders' equity	$839,643			$788,641
Interest income as a percentage of average earning assets			4.56%			4.41%
Interest expense as a percentage of average earning assets			0.30%			0.24%
Net interest margin			4.26%			4.17%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $835 and $268 for the six months ended June 30, 2018 and 2017, respectively.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate was raised three times during 2017 and twice during 2018 to reach its present rate of 5.00%. These increases affect rates for loans and customer deposits, both of which have increased and are likely to increase further as the prime rate continues to rise.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended June 30, 2018 compared to June 30, 2017
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$913	$134	$779
Investment securities available for sale	4	77	(73)
Interest-bearing deposits in other banks	(2)	(3)	1
Interest-bearing deposits in FRB	581	382	199
Total interest income	1,496	590	906
Increase (decrease) in interest expense:
Interest-bearing demand accounts	215	156	59
Savings and money market accounts	5	(2)	7
Time deposits	17	83	(66)
Subordinated debentures	56	45	11
Total interest expense	293	282	11
Increase in net interest income	$1,203	$308	$895

For the six months ended June 30, 2018, total interest income increased approximately $1,496,000, or 9.50%, as compared to the six months ended June 30, 2017. Average earning asset volumes for loans and leases increased $30,623,000. Overnight investments with the FRB increased $21,317,000, while available for sale investment securities decreased $8,160,000 between the two periods. The average yield on loans increased 3 basis points between the two periods, and the average yield on investment securities increased approximately 31 basis points during the six months ended June 30, 2018 as compared to the same period in 2017.

The overall average yield on the loan portfolio increased to 5.36% for the six months ended June 30, 2018, as compared to 5.33% for the six months ended June 30, 2017. The yield on loans for the six months ended June 30, 2018 includes $550,000 in writedowns of unamortized insurance premiums on the student loan portfolio and $175,000 in reversal of accrued interest on nonaccrual loan activity. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At June 30, 2018, 57.7% of the Company's loan portfolio consisted of floating rate instruments, as compared to 52.0% of the portfolio at December 31, 2017, with the majority of those tied to the prime rate. Approximately 19.6%, or $64,748,000, of the floating rate loans had rate floors at June 30, 2018, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. None of the loans with floors have floor spreads of 100 basis points or more.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin increased to 4.26% for the six months ended June 30, 2018, when compared to 4.17% for the six months ended June 30, 2017. The net interest margin increased due to increases in the loan portfolio yield, increases in the yield on investment securities, and increases in the yield on overnight investments held at correspondent banks. As interest rates paid on deposits have also increased, the Company’s average cost of funds rose to 0.53% for the six months ended June 30, 2018, as compared to 0.41% for the six months ended June 30, 2017. For the six months ended June 30, 2018, total interest expense increased approximately $293,000, or 34.76%, as compared to the six months ended June 30, 2017. Between those two periods, average interest-bearing liabilities increased by $19,849,000 due to increases in NOW, money market, and savings accounts, partially offset by decreases in time deposits. The Company may utilize brokered deposits as an additional source of funding, however, the Company held no brokered deposits at June 30, 2018.

Net interest income has increased between the six months ended June 30, 2018 and 2017, totaling $16,103,000 for the six months ended June 30, 2018 as compared to $14,900,000 for the six months ended June 30, 2017. The increase in net interest income between 2017 and 2018 was primarily the result of reinvestment of lower yielding overnight investments into the loan and investment portfolios and growth in total interest-earning assets.

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

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 6/30/2018	YTD Average 12/31/17	YTD Average 6/30/2017
Loans	77.50%	77.91%	77.89%
Investment securities available for sale	6.21%	7.18%	7.72%
Interest-bearing deposits in other banks	—%	0.09%	0.09%
Interest-bearing deposits in FRB	16.29%	14.82%	14.30%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	22.50%	21.55%	21.29%
Money market accounts	40.54%	37.92%	36.50%
Savings accounts	19.31%	19.42%	18.66%
Time deposits	15.42%	18.85%	21.37%
Subordinated debentures	2.23%	2.26%	2.18%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2018 and 2017:

(in 000's)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Amount of Change	Percent Change
Customer service fees	$1,020	$997	$23	2.31%
Increase in cash surrender value of BOLI/COLI	132	134	(2)	(1.49)%
Loss on marketable equity securities	(18)	—	(18)	(100.00)%
Loss on fair value of financial liability	(192)	(264)	72	(27.27)%
Gain on sale of assets	29	—	29	100.00%
Other	198	199	(1)	(0.50)%
Total noninterest income	$1,169	$1,066	$103	9.66%

Noninterest income for the quarter ended June 30, 2018 increased $103,000 to $1,169,000, compared to the quarter ended June 30, 2017. The increase is mostly attributed to the decrease in the recorded loss on the fair value of financial liability of $72,000 for the quarter ended June 30, 2018. The fluctuation in fair value of financial liability was caused by changes in the LIBOR yield curve.

(in 000's)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Amount of Change	Percent Change
Customer service fees	$1,971	$1,938	$33	1.70%
Increase in cash surrender value of BOLI/COLI	257	266	(9)	(3.38)%
Loss on marketable equity securities	(78)	—	(78)	(100.00)%
Gain on proceeds from bank-owned life insurance	171	—	171	(100.00)%
Loss on fair value of financial liability	(661)	(601)	(60)	9.98%
Gain on sale fixed assets	29	—	29	100.00%
Other	403	372	31	8.33%
Total noninterest income	$2,092	$1,975	$117	5.92%

Noninterest income for the six months ended June 30, 2018 increased $117,000 to $2,092,000, compared to the six months ended June 30, 2017. The increase is mostly attributed to the gain on death benefit proceeds from bank owned life insurance of $171,000, partially offset by the increase in the recorded loss on the fair value of financial liability of $60,000 for the six months ended June 30, 2018. The fluctuation in fair value of financial liability was caused by changes in the LIBOR yield curve.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2018 and 2017:

(in 000's)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Amount of Change	Percent Change
Salaries and employee benefits	$3,010	$2,586	$424	16.40%
Occupancy expense	1,117	1,043	74	7.09%
Data processing	38	25	13	52.00%
Professional fees	392	345	47	13.62%
FDIC/DFI insurance assessments	78	133	(55)	(41.35)%
Director fees	81	75	6	8.00%
Loss on California tax credit partnership	5	10	(5)	(50.00)%
Correspondent bank service charges	17	19	(2)	(10.53)%
Net cost on operation of OREO	49	(309)	358	(115.86)%
Other	531	680	(149)	(21.91)%
Total expense	$5,318	$4,607	$711	15.43%

Noninterest expense for the quarter ended June 30, 2018 increased $711,000 to $5,318,000, compared to the quarter ended June 30, 2017. The increase was attributed to increases in OREO expenses and salaries and employee benefits. OREO expense for quarter ended June 30, 2017 includes $336,000 in gains on sale of OREO. The increase in salary and employee benefits was primarily due to the increased employee salary expense and compensation expense related to equity awards.

(in 000's)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Amount of Change	Percent Change
Salaries and employee benefits	$5,971	$5,571	$400	7.18%
Occupancy expense	2,135	2,058	77	3.74%
Data processing	90	52	38	73.08%
Professional fees	727	600	127	21.17%
FDIC/DFI insurance assessments	161	269	(108)	(40.15)%
Director fees	162	143	19	13.29%
Correspondent bank service charges	34	37	(3)	(8.11)%
Loss on California tax credit partnership	9	119	(110)	(92.44)%
Net cost on operation of OREO	100	(277)	377	(136.10)%
Other	929	1,226	(297)	(24.23)%
Total expense	$10,318	$9,798	$520	5.31%

Noninterest expense increased approximately $520,000 or 5.31% between the six months ended June 30, 2017 and June 30, 2018. The increase experienced during the six months ended June 30, 2018, was primarily the result of $377,000 in increased costs on OREO and $400,000 in additional salaries and employee benefits. OREO expense for six months ended June 30, 2017 includes $336,000 in gains on sale of OREO. The increase in salaries and employee benefits expense for the six months ended June 30, 2018 is primarily attributed to higher stock compensation expense as a result from the issuance of equity awards. The increases in the period were offset by a decrease of $110,000 in loss on a tax credit partnership and a decrease of $108,000 in regulatory assessments.

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

The Company has reviewed all of its tax positions as of June 30, 2018, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the six months ended June 30, 2018 was 28.83% compared to 40.03% for the six months ended June 30, 2017. With the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, the Company's federal income tax rate changed from 34% to 21%.

Financial Condition

Total assets increased $73,632,000, or 9.14%, to a balance of $879,468,000 at June 30, 2018, from the balance of $805,836,000 at December 31, 2017, and increased $97,902,000, or 12.53%, from the balance of $781,566,000 at June 30, 2017. Total deposits of $756,963,000 at June 30, 2018, increased $69,270,000, or 10.07%, from the balance reported at December 31, 2017, and increased $90,652,000, or 13.61%, from the balance of $666,311,000 reported at June 30, 2017. Cash and cash equivalents increased $83,194,000, or 77.08%, between December 31, 2017 and June 30, 2018; net loans decreased $27,197,000, or 4.59%, to a balance of $565,926,000; and investment securities increased $14,661,000, or 32.07%, during the first six months of 2018.

Earning assets averaged approximately $762,501,000 during the six months ended June 30, 2018, as compared to $719,372,000 for the same period in 2017. Average interest-bearing liabilities increased to $431,649,000 for the six months ended June 30, 2018, from $411,800,000 reported for the comparative period of 2017.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $573,996,000 at June 30, 2018, a decrease of $27,355,000, or 4.55%, when compared to the balance of $601,351,000 at December 31, 2017, and an increase of $6,756,000, or 1.19%, when compared to the balance of $567,240,000 reported at June 30, 2017. Loans on average increased $30,623,000, or 5.47%, between the six months ended June 30, 2017 and June 30, 2018, with loans averaging $590,905,000 for the six months ended June 30, 2018, as compared to $560,282,000 for the same period of 2017.

Total loans decreased $27,355,000 between December 31, 2017 and June 30, 2018, and increased $6,756,000 between June 30, 2017 and June 30, 2018. During the six months ended June 30, 2018, the Company experienced increases in commercial and industrial loans, commercial real estate, and consumer loans compared to the same period ended June 30, 2017. Commercial and industrial loans increased $10,929,000 between December 31, 2017 and June 30, 2018 and increased $5,484,000 between June 30, 2017 and June 30, 2018. Agricultural loans decreased $2,819,000, or 4.74%, between December 31, 2017 and June 30, 2018 and decreased $1,770,000 between June 30, 2017 and June 30, 2018.

Installment and other loans increased $18,064,000 during the six months ended June 30, 2018 as compared to the same period ended June 30, 2017, due to growth in the student loan portfolio. Included in installment loans are $61,761,000 in student loans made to medical and pharmacy school students. The outstanding balance of student loans that have not entered repayment status totaled $55,632,000 at June 30, 2018. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that have not entered repayment status totaled $6,186,000 at June 30, 2018. At June 30, 2018 there were 316 loans within repayment, deferment, and forbearance which represented $6,129,000, $1,270,000, and $3,006,000 in outstanding balances respectively. Prior to June 2018, student loans were insured through a Surety Bond issued by ReliaMax Surety Company and provided the Company reasonable expectation of collection. In June 2018, ReliaMax Surety Company was declared insolvent by the South Dakota Division of Insurance and is now in liquidation. As a result of the insolvency, the Company's student loan portfolio is no longer insured. Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high wage earners. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s.
In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan borrower balance as of June 30, 2018 is approximately $90,000.

 Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 37.02%, 36.76%, and 35.68%, of the total loan portfolio at June 30, 2018, December 31, 2017, and June 30, 2017, respectively. Real estate mortgage loans decreased $22,882,000, or 7.47%, between December 31, 2017 and June 30, 2018, and increased $1,156,000 between June 30, 2017 and June 30, 2018. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $70,512,000, or 12.28%, of the portfolio at June 30, 2018, $84,804,000, or 14.10% of the portfolio at December 31, 2017, and $79,319,000 or 13.98% of the portfolio at June 30, 2017. The Company held no loan participation purchases at June 30, 2017, December 31, 2017 or June 30, 2018. Loan participations sold increased from $9,712,000, or 1.71%, of the portfolio at June 30, 2017, to $15,067,000, or 2.5%, of the portfolio, at December 31, 2017, and decreased to $14,559,000, or 2.5%, of the portfolio, at June 30, 2018.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at June 30, 2018 and December 31, 2017, the category percentages as of those dates, and the net change between the two periods presented.

	June 30, 2018		December 31, 2017
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$57,955	10.1%	$47,026	7.9%	$10,929	23.24%
Real estate – mortgage	283,411	49.4%	306,293	50.9%	(22,882)	(7.47)%
RE construction & development	108,571	18.9%	122,970	20.4%	(14,399)	(11.71)%
Agricultural	56,662	9.9%	59,481	9.9%	(2,819)	(4.74)%
Installment/other	67,397	11.7%	65,581	10.9%	1,816	2.77%
Total Gross Loans	$573,996	100.0%	$601,351	100.0%	$(27,355)	(4.55)%

Deposits

Total deposits totaled $756,963,000 at June 30, 2018, representing an increase of $69,270,000, or 10.07%, from the balance of $687,693,000 reported at December 31, 2017, and an increase of $90,652,000, or 13.61%, from the balance of $666,311,000 reported at June 30, 2017.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at June 30, 2018 and December 31, 2017, and the net change between the two periods presented.

(in 000's)	June 30, 2018	December 31, 2017	Net Change	Percentage Change
Noninterest bearing deposits	$281,686	$307,299	$(25,613)	-8.33%
Interest bearing deposits:
NOW and money market accounts	322,995	234,154	88,841	37.94%
Savings accounts	85,480	81,408	4,072	5.00%
Time deposits:
Under $250,000	51,925	51,687	238	0.46%
$250,000 and over	14,877	13,145	1,732	13.18%
Total interest bearing deposits	475,277	380,394	94,883	24.94%
Total deposits	$756,963	$687,693	$69,270	10.07%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $281,686,000 and $475,277,000 at June 30, 2018, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits increased $94,883,000, or 24.94%, between December 31, 2017 and June 30, 2018, and noninterest bearing deposits decreased $25,613,000, or 8.33%, between the same two periods presented. Noninterest bearing deposits decreased as the deposits migrated to other interest bearing categories. Included in the increase of $94,883,000 in interest bearing deposits during the six months ended June 30, 2018, are increases of $88,841,000 in NOW and money market accounts, increases of $1,970,000 in time deposits, and increases of $4,072,000 in savings accounts. The increase in time deposits is attributed to an increase in activity driven by the increase in the prime rate, which is the index for the Company's variable CD rate.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 98.03% and 98.09% of the total deposit portfolio at June 30, 2018 and December 31, 2017, respectively. The Company held no brokered deposits at June 30, 2018 and December 31, 2017

On a year-to-date average, the Company experienced an increase of $45,659,000, or 6.77%, in total deposits between the six months ended June 30, 2018 and June 30, 2017. Between these two periods, average interest bearing deposits increased $19,177,000, or 4.76%, and total noninterest-bearing deposits increased $26,482,000, or 9.76%, on a year-to-date average basis.

Short-Term Borrowings

At June 30, 2018, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $279,450,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $4,687,000. At June 30, 2018, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB"), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2018 and June 30, 2017, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $305,236,000, collateralized FHLB lines of credit totaling $13,363,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2017.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At June 30, 2018, impaired and classified loans totaled $31,485,000, or 5.8%, of gross loans as compared to $27,311,000, or 5.2%, of gross loans at December 31, 2017.

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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2018 and December 31, 2017, as well as classified loans at those period-ends.

(in 000's)	June 30, 2018	December 31, 2017
Specific allowance – impaired loans	$1,740	$1,888
Formula allowance – classified loans not impaired	1,104	1,136
Formula allowance – special mention loans	57	181
Total allowance for special mention and classified loans	2,901	3,205

Formula allowance for pass loans	4,687	4,806
Unallocated allowance	837	1,256
Total allowance for loan losses	$8,425	$9,267

Impaired loans	19,696	14,790
Classified loans not considered impaired	11,789	12,521
Total classified loans / impaired loans	$31,485	$27,311
Special mention loans not considered impaired	$8,386	$10,201

While impaired loans increased $4,906,000 between December 31, 2017 and June 30, 2018, the specific allowance related to impaired loans decreased $148,000 between December 31, 2017 and June 30, 2018 due to the addition of two new collateral dependent impaired loans in the period. The increase in impaired loans is primarily due to a increase in non-performing loans. The formula allowance related to classified and special mention unimpaired loans decreased by $156,000 between December 31, 2017 and June 30, 2018 as a result of improvements in loss factors. The unallocated allowance decreased from $1,256,000 at December 31, 2017 to $837,000 at June 30, 2018. The decrease in the unallocated allowance is primarily the result of a reversal in provision. Although there has been a reduction in required loss reserves as economic conditions have improved, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans is reasonable and appropriate. The level of “pass” loans decreased approximately $30,009,000 between December 31, 2017 and June 30, 2018. The related formula allowance decreased $119,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including other real estate owned (OREO) financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the allowance for loan and lease losses (ALLL). In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to June 30, 2018, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005, as the starting point of the look back period to capture loss history. Time horizons are subject to management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At June 30, 2018, included in impaired loans, were troubled debt restructures totaling $7,641,000. Nonaccrual loans, totaling $3,378,000, were included in that total, with $4,263,000 in troubled debt restructures considered current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 16.54% and 18.25% of total impaired loan balances at June 30, 2018. Of the $3,258,000 in commercial and industrial impaired loans reported at June 30, 2018, two loans, with a total recorded investment of $734,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2018, approximately $16,155,000, or 82.0%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2018 and December 31, 2017.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	June 30, 2018	June 30, 2018	December 31, 2017	December 31, 2017
Commercial and industrial	$3,258	$444	$3,318	$534
Real estate – mortgage	3,595	590	4,296	488
RE construction & development	11,764	—	5,972	—
Agricultural	1,017	706	1,204	866
Installment/other	62	—	—	—
Total Impaired Loans	$19,696	$1,740	$14,790	$1,888

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2018, approximately $3,582,000 of the total $7,641,000 in TDRs was comprised of real estate mortgages. An additional $2,939,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans and impaired installment loans at December 31, 2017 and June 30, 2018, due to the value of the collateral securing those loans.

Total troubled debt restructurings decreased 32.75% between June 30, 2018 and December 31, 2017. Nonaccrual TDRs decreased by 36.00% while accruing TDRs decreased by 29.93% over the same period. Total residential mortgages and real estate construction TDRs decreased slightly to 32.95%. Many of these credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2018 and December 31, 2017.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	June 30, 2018	June 30, 2018	June 30, 2018
Commercial and industrial	$110	$—	$110
Real estate - mortgage:
Commercial real estate	1,363	439	924
Residential mortgages	2,219	—	2,219
Total real estate mortgage	3,582	439	3,143
RE construction & development	2,939	2,939	—
Agricultural	1,010	—	1,010
Total Troubled Debt Restructurings	$7,641	$3,378	$4,263

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2017	December 31, 2017	December 31, 2017
Commercial and industrial	$436	$194	$242
Real estate - mortgage:
Commercial real estate	1,233	454	779
Residential mortgages	2,542	288	2,254
Total real estate mortgage	3,775	742	3,033
RE construction & development	5,951	4,342	1,609
Installment/other	—	—	—
Total Troubled Debt Restructurings	$11,362	$5,278	$6,084

Of the $7,641,000 in total TDRs at June 30, 2018, $3,378,000 were on nonaccrual status at period-end. Of the $11,362,000 in total TDRs at December 31, 2017, $5,278,000 were on nonaccrual status at period-end. As of June 30, 2018, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of June 30, 2018 and December 31, 2017 (in 000's, except for number of borrowers):

	June 30, 2018		December 31, 2017
	Number of Loans	Amount	Number of Loans	Amount
School	992	$37,565	1,216	$48,825
Grace	294	13,724	55	1,446
Repayment	184	6,129	201	6,473
Deferment	40	1,270	32	1,128
Forbearance	92	3,006	50	1,981
Claim	1	67	—	—
Total	1,603	$61,761	1,554	$59,853

School - The time in which the borrower is still actively in school at least half time. No payments are expected during this stage, though the borrower may begin immediate payments.

Grace - A six month period of time granted to the borrower immediately upon graduation, or if deemed no longer an active student. Interest continues to accrue. Upon completion of the six month grace period the loan is transferred to repayment status. Additionally, if applicable, this status may represent a borrower activated to military duty while in their in-school period, they will be allowed to return to that status once their active duty has expired. The borrower must return to an at least half time status within six months of the active duty end date in order to return to an in-school status.

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

Claim - Occurs after a loan has been delinquent for a period of time in which the servicer believes payment may not be received. A claim can be filed at any point in the delinquency, but typically not until 180 - 210 days. ReliaMax Surety Company was declared insolvent by the the South Dakota Division of Insurance and is now in liquidation. No future claims will be filed with ReliaMax.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of June 30, 2018 and December 31, 2017 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	June 30, 2018	December 31, 2017
Nonaccrual Loans (1)	$12,202	$5,296
Restructured Loans	4,263	6,084
Loans past due 90 days or more, still accruing	67	485
Total nonperforming loans	16,532	11,865
Other real estate owned	5,745	5,745
Total nonperforming assets	$22,277	$17,610

Nonperforming loans to total gross loans	2.88%	1.97%
Nonperforming assets to total assets	2.53%	2.19%
Allowance for loan losses to nonperforming loans	50.96%	78.10%

(1)	Included in nonaccrual loans at June 30, 2018 and December 31, 2017 are restructured loans totaling $3,378,000 and $5,278,000, respectively.

Non-performing loans increased $4,667,000 between December 31, 2017 and June 30, 2018. Nonaccrual loans increased $6,906,000 between December 31, 2017 and June 30, 2018, with real estate mortgage and real estate construction loans comprising 100.00% of total nonaccrual loans at June 30, 2018. The increase in non-performing loans is primarily attributed to the addition of two nonaccrual loans, made to the same borrower, totaling $8,825,000. The ratio of the allowance for loan losses to nonperforming loans decreased from 78.10% at December 31, 2017 to 50.96% at June 30, 2018.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

(in 000's)	Balance	Balance	Change from
Nonaccrual Loans:	June 30, 2018	December 31, 2017	December 31, 2017
Commercial and industrial	$—	$212	$(212)
Real estate - mortgage	438	742	(304)
RE construction & development	11,764	4,342	7,422
Installment/other	—	—	—
Total Nonaccrual Loans	$12,202	$5,296	$6,906

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at June 30, 2018 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, increased$4,667,000 from a balance of $17,610,000 at December 31, 2017 to a balance of $22,277,000 at June 30, 2018, and remained relatively high compared to peers during the six months ended June 30, 2018. Nonaccrual loans, totaling $12,202,000 at June 30, 2018, increased $6,906,000 from the balance of $5,296,000 reported at December 31, 2017. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans increased $4,906,000 during the six months ended June 30, 2018 to a balance of $19,696,000 at June 30, 2018. Other real estate owned through foreclosure remained the same at $5,745,000 for the period ended June 30, 2018 as compared to the balance recorded at December 31, 2017. Nonperforming assets as a percentage of total assets increased from 2.19% at December 31, 2017 to 2.53% at June 30, 2018.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	June 30, 2018	December 31, 2017	June 30, 2017
Recovery of provision for credit losses year-to-date	$(1,325)	$(189)	$(31)
Allowance as % of nonperforming loans	50.96%	78.10%	66.63%

Nonperforming loans as % total loans	2.88%	1.97%	2.46%
Restructured loans as % total loans	1.33%	1.89%	2.46%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 17 loans totaling $7,641,000 at June 30, 2018, compared to 25 loans totaling $11,362,000 at December 31, 2017.

The following table summarizes special mention loans by type at June 30, 2018 and December 31, 2017.

(in thousands)	June 30, 2018	December 31, 2017
Commercial and industrial	$10	$—
Real estate - mortgage:
Commercial real estate	8,376	8,487
Residential mortgages	636	643
Total real estate mortgage	9,012	9,130
RE construction & development	—	720
Agricultural	—	994
Total Special Mention Loans	$9,022	$10,844

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the six months ended June 30, 2018 and June 30, 2017.

Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	June 30, 2018	June 30, 2017
Total loans outstanding at end of period before deducting allowances for credit losses	$574,351	$568,163
Average loans outstanding during period	590,905	560,282

Balance of allowance at beginning of period	9,267	8,902
Loans charged off:
Real estate	—	(2)
Commercial and industrial	(88)	(105)
Installment and other	(11)	(10)
Total loans charged off	(99)	(117)
Recoveries of loans previously charged off:
Real estate	20	14
Commercial and industrial	408	185
Installment and other	154	54
Total loan recoveries	582	253
Net loans recovered	483	136

Recovery of provision charged to operating expense	(1,325)	(31)
Balance of allowance for credit losses at end of period	$8,425	$9,007

Net loan recoveries to total average loans (annualized)	(0.16)%	(0.05)%
Net loan recoveries to loans at end of period (annualized)	(0.17)%	(0.03)%
Allowance for credit losses to total loans at end of period	1.47%	1.59%
Net loan recoveries to allowance for credit losses (annualized)	(11.47)%	(3.02)%
Recovery of provision for credit losses to net recoveries (annualized)	(548.65)%	(45.59)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2018, the recovery of provision for the allowance for credit losses was $1,325,000 as compared to a provision of $31,000 for the six months ended June 30, 2017.

Net recoveries during the six months ended June 30, 2018 totaled $483,000 as compared to net recoveries of $136,000 for the six months ended June 30, 2017. The Company charged-off, or had partial charge-offs on 6 loans during the six months ended June 30, 2018, as compared to one loan during the same period ended June 30, 2017, and 6 loans during the year ended December 31, 2017. The annualized percentage net recoveries to average loans were 0.16% for the six months ended June 30, 2018 and 0.06% for the year ended December 31, 2017, and 0.05% for the six months ended June 30, 2017. The Company's loans net of unearned fees increased from $568,163,000 at June 30, 2017 to $574,351,000 at June 30, 2018.

The allowance at June 30, 2018 was 1.47% of outstanding loan balances at June 30, 2018, as compared to 1.54% at December 31, 2017, and 1.59% at June 30, 2017.

At June 30, 2018 and June 30, 2017, $346,000 and $376,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 1.47% credit loss allowance at June 30, 2018 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At June 30, 2018, the Bank had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2018, the loan portfolio totaled 65.31% of total assets and the loan to deposit ratio was 74.76%, compared to 74.75% and 86.25%, respectively, at December 31, 2017. Liquid assets at June 30, 2018, included cash and cash equivalents totaling $191,128,000 as compared to $107,934,000 at December 31, 2017. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $284,137,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at June 30, 2018.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the six months ended June 30, 2018, the Holding Company has received $3,282,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2016	$113,032
June 30, 2017	$109,508
December 31, 2017	$107,934
June 30, 2018	$191,128

Cash and cash equivalents increased $83,194,000 during the six months ended June 30, 2018, compared to an decrease of $3,524,000 during the six months ended June 30, 2017.

The Company had a net cash inflow from operating activities of $2,944,000 for the six months ended June 30, 2018 and a cash inflow from operations totaling $2,250,000 for the period ended June 30, 2017. The Company experienced net cash inflows from investing activities of $12,501,000 related to a $27,839,000 decrease in loan balances and principal payments on available-for-sale securities of $4,698,000, partially offset by $19,860,000 in purchases of available-for-sale securities during the six months ended June 30, 2018. For the six months ended June 30, 2017, the Company experienced net cash inflows from investing activities of $5,384,000 due a decrease of $2,654,000 in loan balances.

During the six months ended June 30, 2018, the Company experienced net cash inflows from financing activities totaling $67,749,000, primarily as the result of increases of $67,299,000 in demand deposits and savings accounts, offset by decreases of $1,970,000 in time deposits and purchased brokered deposits. For the six months ended June 30, 2017, the Company experienced net cash outflows of $11,158,000 from financing activities due to decreases in demand deposit accounts, time deposits, and savings accounts.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.5% and 13.5% at June 30, 2018 and 2017, respectively.

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2018, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 14. Capital Ratios

	Ratio at June 30, 2018	Ratio at December 31, 2017	Minimum for Capital Adequacy (1)	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	18.42%	17.54%	9.88%	N/A
Bank	18.32%	17.31%	9.88%	10.00%
Tier 1 capital to risk-weighted assets
Company	17.18%	16.29%	7.88%	N/A
Bank	17.07%	16.06%	7.88%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	15.68%	14.81%	6.38%	N/A
Bank	17.07%	16.06%	6.38%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	13.04%	13.01%	5.88%	N/A
Bank	12.99%	12.90%	5.88%	5.00%
(1) Includes 1.875% Capital Conservation Buffer

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
As of June 30, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 3% of total shareholders' equity of $105,216,000 at June 30, 2018. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the six months ended June 30, 2018, the Company did not repurchase any of the shares available.

During the six months ended ended June 30, 2018, the Bank paid $3,282,000 in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On March 27, 2018, the Company’s Board of Directors declared a cash dividend of $0.09 per share on the Company's common stock. The dividend was payable on April 19, 2018, to shareholders of record as of April 9, 2018. Approximately $1,520,000 was transfered from retained earnings to cash to allow for distribution of the dividend to shareholders.

On June 26, 2018, the Company's Board of Directors declared a regular quarterly cash dividend $0.09 per share on the Company's common stock. The dividend was payable on July 19, 2018, to shareholders of record as of July 9, 2018. Approximately $1,520,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank.  At June 30, 2018, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

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

As of June 30, 2018, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended June 30, 2018.

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

United Security Bancshares

Date:	August 3, 2018	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer