Form 10-Q
period 2018-09-30
UNITED SECURITY BANCSHARES
filed 2018-11-02
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2018: 16,903,290

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2018 and December 31, 2017

(in thousands except shares)	September 30, 2018	December 31, 2017
Assets
Cash and non-interest bearing deposits in other banks	$28,952	$35,237
Due from Federal Reserve Bank ("FRB")	178,348	72,697
Cash and cash equivalents	207,300	107,934
Investment securities (at fair value)
Available for sale ("AFS") securities	62,103	41,985
Marketable equity securities	3,624	3,737
Total investment securities	65,727	45,722
Loans	577,115	601,351
Unearned fees and unamortized loan origination costs, net	483	1,039
Allowance for credit losses	(8,798)	(9,267)
Net loans	568,800	593,123
Premises and equipment – net	9,875	10,165
Accrued interest receivable	9,412	6,526
Other real estate owned	5,745	5,745
Goodwill	4,488	4,488
Deferred tax assets - net	2,760	2,389
Cash surrender value of life insurance	19,935	19,752
Investment in limited partnerships	1,588	1,601
Other assets	8,398	8,391
Total assets	$904,028	$805,836

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$315,213	$307,299
Interest bearing	463,670	380,394
Total deposits	778,883	687,693

Accrued interest payable	57	44
Other liabilities	7,639	7,017
Junior subordinated debentures (at fair value)	10,403	9,730
Total liabilities	796,982	704,484

Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 16,903,290 at September 30, 2018 and 16,885,615 at December 31, 2017	58,472	57,880
Retained earnings	47,852	44,182
Accumulated other comprehensive income (loss)	722	(710)
Total shareholders' equity	107,046	101,352
Total liabilities and shareholders' equity	$904,028	$805,836

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except shares and EPS)	2018	2017	2018	2017
Interest Income:
Interest and fees on loans	$8,397	$7,978	$24,114	$22,782
Interest on investment securities	351	238	809	691
Interest on deposits in FRB	806	375	1,870	858
Interest on deposits in other banks	—	1	—	4
Total interest income	9,554	8,592	26,793	24,335

Interest Expense:
Interest on deposits	579	355	1,517	1,055
Interest on other borrowed funds	112	80	311	223
Total interest expense	691	435	1,828	1,278

Net Interest Income	8,863	8,157	24,965	23,057
(Recovery of Provision) Provision for Credit Losses	(373)	7	(1,699)	(24)
Net Interest Income after (Recovery of Provision) Provision for Credit Losses	9,236	8,150	26,664	23,081

Noninterest Income:
Customer service fees	815	959	2,787	2,897
Increase in cash surrender value of bank-owned life insurance	132	134	389	400
Loss on marketable equity securities	(35)	—	(114)	—
Gain on proceeds from bank-owned life insurance	—	—	171	—
Loss on fair value of junior subordinated debentures	(262)	(88)	(923)	(688)
Gain on sale of investment in limited partnership	—	3	—	3
Gain on sale of assets	—	—	29	—
Other	199	168	601	539
Total noninterest income	849	1,176	2,940	3,151

Noninterest Expense:
Salaries and employee benefits	2,826	2,578	8,798	8,149
Occupancy expense	1,121	1,087	3,256	3,144
Data processing	13	29	104	81
Professional fees	408	312	1,134	912
Regulatory assessments	87	43	248	313
Director fees	78	72	239	215
Correspondent bank service charges	15	18	48	55
Loss (gain) on California tax credit partnership	5	(1)	14	118
Net cost (gain) on operation and sale of OREO	30	21	129	(257)
Other	560	587	1,489	1,813
Total noninterest expense	5,143	4,746	15,459	14,543

Income Before Provision for Taxes	4,942	4,580	14,145	11,689
Provision for Taxes on Income	1,424	1,840	4,077	4,685
Net Income	$3,518	$2,740	$10,068	$7,004

Net Income per common share
Basic	$0.21	$0.16	$0.60	$0.41
Diluted	$0.21	$0.16	$0.59	$0.41
Shares on which net income per common shares were based
Basic	16,902,218	16,885,615	16,897,524	16,885,578
Diluted	16,954,053	16,907,267	16,933,477	16,904,063

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Income	$3,518	$2,740	$10,068	$7,004

Unrealized holdings (loss) gain on securities	(226)	—	(655)	355
Unrealized gains on unrecognized post-retirement costs	14	13	41	39
Unrealized (loss) gain on junior subordinated debentures	(14)	—	280	—
Other comprehensive (loss) income, before tax	(226)	13	(334)	394
Tax benefit (expense) related to securities	67	—	195	(142)
Tax expense related to unrecognized post-retirement costs	(4)	(5)	(12)	(16)
Tax benefit (expense) related to junior subordinated debentures	4	—	(83)	—
Total other comprehensive (loss) income	(159)	8	(234)	236
Comprehensive Income	$3,359	$2,748	$9,834	$7,240

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2016 (1)	16,705,594	$56,557	$40,701	$(604)	$96,654
(1) Excludes 12,015 unvested restricted shares

Other comprehensive income				236	236
Common stock dividends	167,082	1,220	(1,220)		—
Dividends on common stock ($0.17 per share)			(1,688)		(1,688)
Dividends payable ($0.07 per share)			(1,182)		(1,182)
Stock options exercised	2,514	6			6
Restricted stock units released	10,425				—
Stock-based compensation expense		78			78
Net income			7,004		7,004
Balance September 30, 2017 (2)	16,885,615	$57,861	$43,615	$(368)	$101,108
(2) Excludes 9,011 unvested restricted shares

Other comprehensive loss				(229)	(229)
Reclassification of income tax effects from accumulated other comprehensive income			113	(113)	—
Dividends payable ($0.07 per share)			(1,182)		(1,182)
Stock-based compensation expense		19			19
Net income			1,636		1,636
Balance December 31, 2017 (3)	16,885,615	$57,880	$44,182	$(710)	$101,352
(3) Excludes 46,511 unvested restricted shares

Other comprehensive loss				(234)	(234)
Adoption of ASU 2016-01: reclassification of TRUPS to accumulated other comprehensive income			(1,482)	1,482	—
Adoption of ASU 2016-01: recognition of previously unrealized losses within marketable equity securities			(184)	184	—
Dividends on common stock ($0.18 per share)			(3,042)		(3,042)
Dividends payable ($0.10 per share)			(1,690)		(1,690)
Restricted stock units released	17,675				—
Stock-based compensation expense		592			592
Net income			10,068		10,068
Balance September 30, 2018 (4)	16,903,290	$58,472	$47,852	$722	$107,046
(4) Excludes 78,508 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2018	2017
Cash Flows From Operating Activities:
Net Income	$10,068	$7,004
Adjustments to reconcile net income: to cash provided by operating activities:
Recovery of provision for credit losses	(1,699)	(24)
Depreciation and amortization	1,005	996
Amortization of investment securities	409	406
Accretion of investment securities	(3)	(6)
Increase in accrued interest receivable	(2,886)	(1,951)
Increase (decrease) in accrued interest payable	13	(35)
(Decrease) increase in accounts payable and accrued liabilities	(1,052)	282
Decrease (increase) in unearned fees and unamortized loan origination costs, net	556	(142)
Increase in income taxes receivable	(493)	(734)
Unrealized loss on marketable equity securities	114	—
Stock-based compensation expense	592	78
Provision for deferred income taxes	(190)	(283)
Gain on sale of other real estate owned	—	(336)
Gain on bank owned life insurance	(171)	—
Increase in cash surrender value of bank-owned life insurance	(389)	(400)
Loss on fair value option of junior subordinated debentures	923	688
Loss on tax credit limited partnership interest	14	118
Gain on sale of premises and equipment	(29)	—
Net decrease (increase) in other assets	330	(1,001)
Net cash provided by operating activities	7,112	4,660
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	—	(4)
Purchase of correspondent bank stock	(23)	(495)
Purchases of available-for-sale securities	(28,072)	—
Maturities of available-for-sale securities	—	3,000
Principal payments of available-for-sale securities	7,157	6,091
Net decrease (increase) in loans	25,385	(12,346)
Cash proceeds from sales of other real estate owned	—	1,062
Investment in limited partnership	—	(1,075)
Proceeds from bank owned life insurance	376	—
Capital expenditures of premises and equipment	(715)	(1,020)
Net cash provided by (used in) investing activities	4,108	(4,787)
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	83,102	85,653
Net increase (decrease) in time deposits	8,086	(36,984)
Proceeds from exercise of stock options	—	6
Dividends on common stock	(3,042)	(1,688)
Net cash provided by financing activities	88,146	46,987
Net increase in cash and cash equivalents	99,366	46,860
Cash and cash equivalents at beginning of period	107,934	113,032
Cash and cash equivalents at end of period	$207,300	$159,892

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. This ASU will be effective for public business entities for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein. In July 2018, FASB issued ASU 2018-11, Lease (Topic 842) Targeted Improvements. One of the purposes of this Update was to provide entities with an additional (and optional) transition method to adopt Topic 842. Under this transition method, an entity initially applies the transition requirements in Topic 842 at the effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. At this time the Company is considering the impact of the transition methods. Additionally, while a complete estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the consolidated balance sheet due to the number of leased branches and standalone ATM sites the Company currently has that are accounted for under current operating lease guidance. The Company has selected a vendor to assist in the calculation and implementation of this standard and is in the beginning stages of calculating and assessing the impact of this Update.

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

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts within FASB's Concepts Statement, including the consideration of costs and benefits. The amendment calls for the removal, modification, and addition of certain disclosure aspects to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures. The amendments of the update will become effective in fiscal years beginning after December 15, 2019. The Company does not expect the requirements of this Update to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2018 and December 31, 2017:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
September 30, 2018
Securities available for sale:
U.S. Government agencies	$34,198	$124	$(191)	$34,131
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	28,649	30	(707)	27,972
Total securities available for sale	$62,847	$154	$(898)	$62,103

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2017
Securities available for sale:
U.S. Government agencies	$19,683	$312	$(41)	$19,954
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	22,391	56	(416)	22,031
Total securities available for sale	$42,074	$368	$(457)	$41,985

The amortized cost and fair value of securities available for sale at September 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	September 30, 2018
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	5,860	5,843
Due after ten years	28,338	28,288
Collateralized mortgage obligations	28,649	27,972
	$62,847	$62,103

There were no realized gains or losses on sales of available-for-sale securities for the three and nine month periods ended September 30, 2018 and September 30, 2017. There were no other-than-temporary impairment losses for the three and nine month periods ended September 30, 2018 and September 30, 2017.

At September 30, 2018, available-for-sale securities with an amortized cost of approximately $48,538,528 (fair value of $47,814,781) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$17,755	$(79)	7,030	(112)	$24,785	$(191)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	6,730	(52)	17,519	(655)	24,249	(707)
Total impaired securities	$24,485	$(131)	$24,549	$(767)	$49,034	$(898)

December 31, 2017
Securities available for sale:
U.S. Government agencies	$1,728	$(3)	$6,625	$(38)	$8,353	$(41)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	7,483	(154)	13,583	(262)	21,066	(416)
Total impaired securities	$9,211	$(157)	$20,208	$(300)	$29,419	$(457)

Temporarily impaired securities at September 30, 2018, were comprised of ten U.S. government agency securities, and thirteen U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At September 30, 2018, the decline in fair value of the ten U.S. government agency securities, and the thirteen U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

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

During the nine months ended September 30, 2018, the Company recognized $114,000 of unrealized losses related to equity securities held at September 30, 2018 in the consolidated statements of income. For the quarter ended September 30, 2018, the Company recognized $35,000 of unrealized losses related to equity securities held at September 30, 2018 in the consolidated statements of income. The resulting impact on basic and diluted earnings per share for the quarter and nine months ended September 30, 2018 is immaterial.

The Company had no held-to-maturity or trading securities at September 30, 2018 or December 31, 2017.

3.	Loans

Loans are comprised of the following:

(in 000's)	September 30, 2018	December 31, 2017
Commercial and business loans	$54,639	$46,065
Government program loans	884	961
Total commercial and industrial	55,523	47,026
Real estate – mortgage:
Commercial real estate	212,639	221,032
Residential mortgages	68,263	84,804
Home improvement and home equity loans	333	457
Total real estate mortgage	281,235	306,293
Real estate construction and development	109,154	122,970
Agricultural	59,655	59,481
Installment and student loans	71,548	65,581
Total loans	$577,115	$601,351

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 9.6% of total loans at September 30, 2018 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 48.7% of total loans at September 30, 2018, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 18.9% of total loans at September 30, 2018, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 10.3% of total loans at September 30, 2018 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 12.4% of total loans at September 30, 2018 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. Included in installment loans are $65,659,000 in unsecured student loans made to medical and pharmacy school students. The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that have not entered repayment status totaled $7,183,000 at September 30, 2018. At September 30, 2018 there were 332 loans within repayment, deferment, and forbearance which represented $6,896,000, $1,005,000, and $2,680,000 in outstanding balances, respectively. Prior to June 2018, student loans were insured through a Surety Bond issued by ReliaMax Surety Company and provided the Company reasonable expectation of collection. In June 2018, ReliaMax Surety Company was declared insolvent by the South Dakota Division of Insurance and is now in liquidation. As a result of the insolvency, the Company's student loan portfolio is no longer insured.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2018 and December 31, 2017, these financial instruments include commitments to extend credit of $116,096,000 and $99,958,000, respectively, and standby letters of credit of $1,183,000 and $2,058,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of delinquent loans at September 30, 2018 (in 000's):

September 30, 2018	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$54,639	$54,639	$—
Government program loans	—	—	—	—	884	884	—
Total commercial and industrial	—	—	—	—	55,523	55,523	—
Commercial real estate loans	—	393	—	393	212,246	212,639	—
Residential mortgages	946	—	—	946	67,317	68,263	—
Home improvement and home equity loans	—	—	—	—	333	333	—
Total real estate mortgage	946	393	—	1,339	279,896	281,235	—

Real estate construction and development loans	—	—	8,825	8,825	100,329	109,154	—
Agricultural loans	—	45	—	45	59,610	59,655	—

Installment and student loans	673	496	—	1,169	70,186	71,355	417
Overdraft protection lines	—	—	—	—	36	36	—
Overdrafts	—	—	—	—	157	157	—
Total installment and student loans	673	496	—	1,169	70,379	71,548	417
Total loans	$1,619	$934	$8,825	$11,378	$565,737	$577,115	$417

The following is a summary of delinquent loans at December 31, 2017 (in 000's):

December 31, 2017	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$212	$212	$45,853	$46,065	$—
Government program loans	—	—	—	—	961	961	—
Total commercial and industrial	—	—	212	212	46,814	47,026	—
Commercial real estate loans	779	—	—	779	220,253	221,032	—
Residential mortgages	—	—	94	94	84,710	84,804	—
Home improvement and home equity loans	—	—	—	—	457	457	—
Total real estate mortgage	779	—	94	873	305,420	306,293	—
Real estate construction and development loans	—	—	360	360	122,610	122,970	360
Agricultural loans	—	—	—	—	59,481	59,481	—

Installment and student loans	—	—	—	—	65,446	65,446	125
Overdraft protection lines	—	—	—	—	38	38	—
Overdrafts	—	—	—	—	97	97	—
Total installment and student loans	—	—	—	—	65,581	65,581	125
Total loans	$779	$—	$666	$1,445	$599,906	$601,351	$485

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

All loans, outside of student loans, where principal or interest is due and unpaid for 90 days or more are placed on nonaccrual and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income. Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income.

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

Nonaccrual loans totaled $12,106,000 and $5,296,000 at September 30, 2018 and December 31, 2017, respectively. Two loans were added to nonaccrual during the quarter ended June 30, 2018. Those loans, totaling $8,825,000, were made to the same borrower and are well-secured by real estate collateral. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2018 or December 31, 2017.

The following is a summary of nonaccrual loan balances at September 30, 2018 and December 31, 2017 (in 000's).

	September 30, 2018	December 31, 2017
Commercial and business loans	$—	$212
Government program loans	—	—
Total commercial and industrial	—	212

Commercial real estate loans	393	454
Residential mortgages	—	288
Home improvement and home equity loans	—	—
Total real estate mortgage	393	742

Real estate construction and development loans	11,713	4,342
Agricultural loans	—	—

Installment and student loans	—	—
Overdraft protection lines	—	—
Overdrafts	—	—
Total installment and student loans	—	—
Total loans	$12,106	$5,296

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

The following is a summary of impaired loans at September 30, 2018 (in 000's).

September 30, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$2,726	$503	$2,235	$2,738	$633	$3,063	$139
Government program loans	300	301	—	301	—	245	15
Total commercial and industrial	3,026	804	2,235	3,039	633	3,308	154

Commercial real estate loans	1,310	393	921	1,314	396	1,385	47
Residential mortgages	2,202	394	1,816	2,210	68	2,505	89
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,512	787	2,737	3,524	464	3,890	136

Real estate construction and development loans	11,713	11,713	—	11,713	—	8,514	268
Agricultural loans	909	—	914	914	620	1,063	63

Installment and student loans	52	52	—	52	—	50	4
Overdraft protection lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total installment and student loans	52	52	—	52	—	50	4
Total impaired loans	$19,212	$13,356	$5,886	$19,242	$1,717	$16,825	$625

(1) The recorded investment in loans includes accrued interest receivable of $30.
(2) Information is based on the nine month period ended September 30, 2018.

The following is a summary of impaired loans at December 31, 2017 (in 000's).

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$3,255	$381	$2,887	$3,268	$534	$3,791	$229
Government program loans	49	50	—	50	—	219	5
Total commercial and industrial	3,304	431	2,887	3,318	534	4,010	234

Commercial real estate loans	1,233	—	1,245	1,245	385	1,138	79
Residential mortgages	3,040	1,199	1,852	3,051	103	2,745	142
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	4,273	1,199	3,097	4,296	488	3,883	221

Real estate construction and development loans	5,951	5,972	—	5,972	—	6,660	418
Agricultural loans	1,200	1	1,203	1,204	866	1,179	48

Installment and student loans	—	—	—	—	—	241	—
Overdraft protection lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total installment and student loans	—	—	—	—	—	241	—
Total impaired loans	$14,728	$7,603	$7,187	$14,790	$1,888	$15,973	$921

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

The average recorded investment in impaired loans for the quarters ended September 30, 2018 and 2017 was $19,469,000 and $15,681,000, respectively. Interest income recognized on impaired loans for the quarters ended September 30, 2018 and 2017 was approximately $173,000 and $192,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $64,000 and $70,000 for the quarters ended September 30, 2018 and 2017, respectively.

The average recorded investment in impaired loans for the nine months ended September 30, 2018 and 2017 was $16,825,000 and $16,366,000, respectively. Interest income recognized on impaired loans for the nine months ended September 30, 2018 and 2017 was approximately $625,000 and $738,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $277,000 and $260,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

The following tables illustrates TDR additions for the periods indicated:

Three Months Ended September 30, 2018
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and business loans	—	$—	$—	—	$—
Government program loans	—	—	—	—	—
Commercial real estate term loans	—	—	—	1	393
Single family residential loans	—	—	—	—	—
Home improvement and home equity loans	—	—	—	—	—
Real estate construction and development loans	—	—	—	—	—
Agricultural loans	—	—	—	—	—
Installment and student loans	—	—	—	—	—
Overdraft protection lines	—	—	—	—	—
Total loans	—	$—	$—	1	$393

Three Months Ended September 30, 2017
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and business loans	—	$—	$—	—	$—
Government program loans	—	—	—	—	—
Commercial real estate term loans	—	—	—	—	—
Single family residential loans	1	167	167	—	—
Home improvement and home equity loans	—	—	—	—	—
Real estate construction and development loans	—	—	—	—	—
Agricultural loans	1	587	587	—	—
Installment and student loans	—	—	—	—	—
Overdraft protection lines	—	—	—	—	—
Total loans	2	$754	$754	—	$—

Nine Months Ended September 30, 2018
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and business loans	—	$—	$—	—	$—
Government program loans	—	—	—	—	—
Commercial real estate term loans	—	—	—	1	393
Single family residential loans	—	—	—	—	—
Home improvement and home equity loans	—	—	—	—	—
Real estate construction and development loans	—	—	—	1	310
Agricultural loans	—	—	—	—	—
Installment and student loans	—	—	—	—	—
Overdraft protection lines	—	—	—	—	—
Total loans	—	$—	$—	2	$703

	Nine Months Ended September 30, 2017
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and business loans	1	$69	$69	—	$—
Government program loans	1	178	178	—	—
Commercial real estate term loans	—	—	—	—	—
Single family residential loans	2	404	404	—	—
Home improvement and home equity loans	—	—	—	—	—
Real estate construction and development loans	1	790	790	—	—
Agricultural loans	2	1,437	1,437	—	—
Installment and student loans	—	—	—	—	—
Overdraft protection lines	—	—	—	—	—
Total loans	7	$2,878	$2,878	—	$—

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At September 30, 2018, the Company had 17 restructured loans totaling $7,402,000 as compared to 25 restructured loans totaling $11,362,000 at December 31, 2017.

The following tables summarize TDR activity by loan category for the quarters ended September 30, 2018 and September 30, 2017 (in 000's).

Three Months Ended September 30, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Student Loans	Total
Beginning balance	$110	$1,362	$2,219	$—	$2,939	$1,010	$—	$7,640

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(17)	(6)	(16)	—	(51)	(102)	—	(192)
Charge-offs	—	(46)	—	—	—	—	—	(46)

Ending balance	$93	$1,310	$2,203	$—	$2,888	$908	$—	$7,402

Allowance for loan loss	$—	$396	$68	$—	$—	$620	$—	$1,084
Defaults	$—	$(312)	$—	$—	$—	$—	$—	$(312)

Three Months Ended September 30, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Student Loans	Total
Beginning balance	$1,055	$1,062	$2,573	$—	$6,868	$400	$—	$11,958

Additions	—	—	167	—	—	587	—	754

Principal reductions	(425)	85	(52)	—	(70)	(100)	—	(562)
Charge-offs	—	—	—	—	—	—	—

Ending balance	$630	$1,147	$2,688	$—	$6,798	$887	$—	$12,150

Allowance for loan loss	$15	$221	$206	$—	$—	$743	$—	$1,185
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

The following tables summarize TDR activity by loan category for the nine months ended September 30, 2018 and September 30, 2017 (in 000's).

Nine Months Ended September 30, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Student Loans	Total
Beginning balance	$436	$1,233	$2,542	$—	$5,951	$1,200	$—	$11,362

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(280)	123	(339)	—	(3,063)	(292)	—	(3,851)
Charge-offs	(63)	(46)	—	—	—	—	—	(109)

Ending balance	$93	$1,310	$2,203	$—	$2,888	$908	$—	$7,402

Allowance for loan loss	$—	$396	$68	$—	$—	$620	$—	$1,084
Defaults	$—	$(312)	$—	$—	$(310)	$—	$—	$(622)

Nine Months Ended September 30, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Student Loans	Total
Beginning balance	$1,356	$1,454	$2,368	$—	$6,267	$—	$965	$12,410

Additions	247	—	404	—	790	1,437	—	2,878

Principal additions (reductions)	(963)	(307)	(84)	—	(259)	(550)	(965)	(3,128)
Charge-offs	(10)	—	—	—	—	—	—	(10)

Ending balance	$630	$1,147	$2,688	$—	$6,798	$887	$—	$12,150

Allowance for loan loss	$15	$221	$206	$—	$—	$743	$—	$1,185
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

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

The Company did not carry any loans graded as loss at September 30, 2018 or December 31, 2017.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for September 30, 2018 and December 31, 2017:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
September 30, 2018
(in 000's)
Grades 1 and 2	$340	$2,906	$—	$80	$3,326
Grade 3	—	1,044	—	—	1,044
Grades 4 and 5 – pass	52,132	197,743	86,441	58,666	394,982
Grade 6 – special mention	81	10,553	—	—	10,634
Grade 7 – substandard	2,970	393	22,713	909	26,985
Grade 8 – doubtful	—	—	—	—	—
Total	$55,523	$212,639	$109,154	$59,655	$436,971

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2017
(in 000's)
Grades 1 and 2	$342	$2,954	$—	$70	$3,366
Grade 3	251	1,569	—	—	1,820
Grades 4 and 5 – pass	43,264	207,568	104,549	56,817	412,198
Grade 6 – special mention	—	8,487	720	994	10,201
Grade 7 – substandard	3,169	454	17,701	1,600	22,924
Grade 8 – doubtful	—	—	—	—	—
Total	$47,026	$221,032	$122,970	$59,481	$450,509

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$58,135	$311	$68,641	$127,087	$69,249	$433	$63,565	$133,247
Pass	9,281	22	2,290	11,593	13,899	24	2,011	15,934
Special mention	632	—	565	1,197	643	—	—	643
Substandard	215	—	52	267	1,013	—	5	1,018
Doubtful	—	—	—	—	—	—	—	—
Total	$68,263	$333	$71,548	$140,144	$84,804	$457	$65,581	$150,842

The following tables summarize the credit quality indicators for outstanding student loans as of September 30, 2018 and December 31, 2017 (in 000's, except for number of borrowers):

	September 30, 2018			December 31, 2017
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	1,034	$39,867	$4,554	1,216	$48,825	$3,973
Grace	347	15,144	2,431	55	1,446	166
Repayment	218	6,896	77	201	6,473	40
Deferment	30	1,005	44	32	1,128	45
Forbearance	84	2,680	72	50	1,981	37
Claim	1	67	5	—	—	—
Total	1,714	$65,659	$7,183	1,554	$59,853	$4,261

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

Forbearance - The period of time during which the borrower may postpone making principal and interest payments, which may be granted for either hardship or administrative reasons. Interest will continue to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, the delinquency will be covered by the forbearance and all accrued and unpaid interest from the date of delinquency or if none, from the date of beginning of the forbearance period, will be capitalized at the end of each forbearance period. The term of the loan will not change and payments may be increased to allow the loan to pay off in the required time frame. A forbearance that results in only a delay in payment considered insignificant, is not a concessionary change in terms provided the borrower affirms the obligation. Forbearance is not an uncommon status designation, this designation is standard industry practice, and is consistent with the succession of students migrating to employed medical professionals.

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

Residential mortgages – This segment is considered to have low risk factors both from the Company and peer statistics. These loans are secured by first deeds of trust. The losses experienced over the past sixteen quarters are isolated to approximately five loans and are generally the result of short sales.

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

Installment and student loans (Includes consumer loans, student loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured. Additionally, in the case of student loans, there are increased risks associated with liquidity as there is a significant time lag between funding of a student loan and eventual repayment. The Company is still evaluating the impact of ReliaMax's insolvency and the elimination of the Surety Bond on the Company's allowance for loan loss related to student loans.

The general provision related to installment and student loans increased due to an increase in student loan delinquencies during the three months ended September 30, 2018.  These past due borrowers are students of the University of Health Sciences Antigua with residences in Puerto Rico.  As of September 30, 2018, many of these loans were past due, and the loan servicer had been unable to make contact with these individuals.  As such, the loans associated with these past due borrowers were migrated to special mention with a $565,000 reserve established. The Company will continue to monitor these loans and intends to migrate these loans from a transitory status (special mention) once information is received to make an appropriate status code and accounting determination including but not limited to risk grade, accrual status, and TDR designation. The area in which these students reside were stuck by Hurricane Maria during September 2017, devastating the island and plunging the residents into a humanitarian crisis.

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended September 30, 2018 and 2017 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total
September 30, 2018
Beginning balance	$1,547	$1,213	$2,687	$1,301	$840	$837	$8,425
Provision (recovery of provision) for credit losses	(734)	(81)	(215)	(69)	687	39	(373)

Charge-offs	—	(47)	—	—	(5)	—	(52)
Recoveries	678	4	—	—	116	—	798
Net charge-offs	678	(43)	—	—	111	—	746

Ending balance	$1,491	$1,089	$2,472	$1,232	$1,638	$876	$8,798
Period-end amount allocated to:
Loans individually evaluated for impairment	633	464	—	620	—	—	1,717
Loans collectively evaluated for impairment	858	625	2,472	612	1,638	876	7,081
Ending balance	$1,491	$1,089	$2,472	$1,232	$1,638	$876	$8,798

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total
September 30, 2017
Beginning balance	$1,764	$1,174	$2,887	$1,589	$814	$777	$9,005
Provision (recovery of provision) for credit losses	(271)	(91)	112	81	(69)	245	7

Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	11	59	—	—	77	—	147
Net charge-offs	10	59	—	—	77	—	146

Ending balance	$1,503	$1,142	$2,999	$1,670	$822	$1,022	$9,158
Period-end amount allocated to:
Loans individually evaluated for impairment	571	427	—	743	—	—	1,741
Loans collectively evaluated for impairment	932	715	2,999	927	822	1,022	7,417
Ending balance	$1,503	$1,142	$2,999	$1,670	$822	$1,022	$9,158

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended September 30, 2018 and 2017 (in 000's).

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total
September 30, 2018
Beginning balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267
Provision (recovery of provision) for credit losses	(915)	(70)	(431)	(399)	496	(380)	(1,699)

Charge-offs	(88)	(47)	—	—	(16)	—	(151)
Recoveries	1,086	24	—	—	271	—	1,381
Net recoveries	998	(23)	—	—	255	—	1,230

Ending balance	$1,491	$1,089	$2,472	$1,232	$1,638	$876	$8,798
Period-end amount allocated to:
Loans individually evaluated for impairment	633	464	—	620	—	—	1,717
Loans collectively evaluated for impairment	858	625	2,472	612	1,638	876	7,081
Ending balance	$1,491	$1,089	$2,472	$1,232	$1,638	$876	$8,798

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total
September 30, 2017
Beginning balance	$1,843	$1,430	$3,378	$666	$888	$697	$8,902
Provision (recovery of provision) for credit losses	(408)	(359)	(379)	983	(186)	325	(24)

Charge-offs	(106)	(2)	—	—	(12)	—	(120)
Recoveries	174	73	—	21	132	—	400
Net charge-offs	68	71	—	21	120	—	280

Ending balance	$1,503	$1,142	$2,999	$1,670	$822	$1,022	$9,158
Period-end amount allocated to:
Loans individually evaluated for impairment	571	427	—	743	—	—	1,741
Loans collectively evaluated for impairment	932	715	2,999	927	822	1,022	7,417
Ending balance	$1,503	$1,142	$2,999	$1,670	$822	$1,022	$9,158

The following summarizes information with respect to the loan balances at September 30, 2018 and 2017.

	September 30, 2018			September 30, 2017
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$2,738	$51,901	$54,639	$3,604	$42,333	$45,937
Government program loans	301	583	884	83	931	1,014
Total commercial and industrial	3,039	52,484	55,523	3,687	43,264	46,951

Commercial real estate loans	1,314	211,325	212,639	1,151	198,517	199,668
Residential mortgage loans	2,210	66,053	68,263	2,793	87,491	90,284
Home improvement and home equity loans	—	333	333	—	510	510
Total real estate mortgage	3,524	277,711	281,235	3,944	286,518	290,462

Real estate construction and development loans	11,713	97,441	109,154	6,816	122,067	128,883

Agricultural loans	914	58,741	59,655	891	57,614	58,505

Installment and student loans	52	71,496	71,548	—	57,583	57,583

Total loans	$19,242	$557,873	$577,115	$15,338	$567,046	$582,384

4.	Deposits

Deposits include the following:

(in 000's)	September 30, 2018	December 31, 2017
Noninterest-bearing deposits	$315,213	$307,299
Interest-bearing deposits:
NOW and money market accounts	302,143	234,154
Savings accounts	88,609	81,408
Time deposits:
Under $250,000	50,798	51,687
$250,000 and over	22,120	13,145
Total interest-bearing deposits	463,670	380,394
Total deposits	$778,883	$687,693

Total brokered deposits included in time deposits above *	$—	$—
* CDARs reciprocal deposits are no longer considered brokered deposits for the Company.

5.	Short-term Borrowings/Other Borrowings

At  September 30, 2018, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $295,622,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $4,359,000. At September 30, 2018, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of September 30, 2018, $4,600,000 in investment securities at FHLB were pledged as collateral for FHLB advances.

Additionally, $430,409,000 in secured and unsecured loans were pledged at September 30, 2018, as collateral for borrowing lines with the Federal Reserve Bank. At September 30, 2018, the Company had no outstanding borrowings.

At December 31, 2017, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $305,236,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $13,363,000. At December 31, 2017, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") and Union Bank totaling $10,000,000 each, with a Fed Funds line of $20,000,000 at Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2017, $17,049,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $473,364,000 in secured and unsecured loans were pledged at December 31, 2017, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2017, the Company had no outstanding borrowings.

6.	Supplemental Cash Flow Disclosures

	Nine months ended September 30,
(in 000's)	2018	2017
Cash paid during the period for:
Interest	$1,815	$1,313
Income taxes	$5,590	$5,700
Noncash investing activities:
Unrealized gains on unrecognized post retirement costs	$41	$39
Unrealized loss on available for sale securities	$(655)	$355
Unrealized gains on TRUPs	$280	$—
Stock dividends issued	$—	$1,220
Cash dividend declared	$1,690	$1,182
Adoption of ASU 2016-01: reclassification of TRUPS to accumulated other comprehensive income	$1,482	$—
Adoption of ASU 2016-01: recognition of previously unrealized losses within CRA Fund	$184	$—

7.	Dividends on Common Stock

On March 27, 2018, the Company’s Board of Directors declared a cash dividend of $0.09 per share on the Company's common stock. The dividend was payable on April 19, 2018, to shareholders of record as of April 9, 2018. Approximately $1,521,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

On June 26, 2018, the Company's Board of Directors declared a regular quarterly cash dividend of $0.09 per share on the Company's common stock. The dividend was payable on July 19, 2018, to shareholders of record as of July 9, 2018. Approximately $1,521,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

On September 25, 2018, the Company's Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company's common stock. The dividend was payable on October 19, 2018, to shareholders of record as of October 9, 2018. Approximately $1,690,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (000's, except per share amounts)	$3,518	$2,740	$10,068	$7,004

Weighted average shares issued	16,902,218	16,885,615	16,897,524	16,885,578
Add: dilutive effect of stock options	51,835	21,652	35,953	18,485
Weighted average shares outstanding adjusted for potential dilution	16,954,053	16,907,267	16,933,477	16,904,063

Basic earnings per share	$0.21	$0.16	$0.60	$0.41
Diluted earnings per share	$0.21	$0.16	$0.59	$0.41
Anti-dilutive stock options excluded from earnings per share calculation	60,000	30,000	103,000	30,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2018 and December 31, 2017, the Company had no recorded valuation allowance.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust. The amended return for 2009 was filed during 2014, the 2010 return was filed during 2015, and the amended returns for 2011 and 2012 were filed in 2016. The Company is no longer subject to IRS examination for years before 2015.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended September 30, 2018 and 2017 were insignificant.

The Company reported a provision for income taxes of $4,077,000 for the nine months ended September 30, 2018 as compared to the $4,685,000 provision reported in the comparable period of 2017. The effective tax rate was 28.82% for the nine months ended September 30, 2018 as compared to 40.08% for the comparable period of 2017. For the three months ended September 30, 2018, the Company reported a provision for income taxes of $1,424,000 as compared to the $1,840,000 provision reported in the comparable period of 2017. The effective tax rate was 28.81% for the three months ended September 30, 2018 as compared to 40.17% for the comparable period of 2017.

The disparity between the effective tax rates noted above for 2018 as compared to 2017 is primarily due to a decrease in the federal corporate tax rate from 34% in 2017 to 21% in 2018 related to the Tax Cuts and Jobs Act of 2017.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of September 30, 2018.

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

Effective January 1, 2018, the Company elected ASU 2016-01 which modified the recognition and measurement of Financial Assets and Liabilities. Upon adoption of the standard, the fair value determined for the period would be separately presented in other comprehensive income the portion of the total change in the fair value resulting from a change in the instrument-specific credit risk. As of January 1, 2018 a cumulative effect adjustment of $1,482,000 was made to accumulated other comprehensive income.

At September 30, 2018 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 6.05% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At September 30, 2018, the total cumulative gain recorded on the debt is $2,171,000.

The net fair value calculation performed as of September 30, 2018 resulted in a pretax loss adjustment of $643,000 for the nine months ended September 30, 2018, compared to a pretax loss adjustment of $688,000 ($405,000, net of tax) for the nine months ended September 30, 2017. As part of the adoption of ASU 2016-01, for the nine months ended September 30, 2018, net fair value gains and losses are separately identified as the portion attributed to non-instrument specific credit risk, recognized as a component of noninterest income on the consolidated statements of income, and instrument specific credit risk, recognized in other comprehensive income.

For the nine months ended September 30, 2018, the net $643,000 fair value loss adjustment was separately presented as a $923,000 loss ($650,000, net of tax) recognized on the consolidated statements of income, and a $280,000 gain ($197,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income. The adoption of ASU 2016-01's resulting impact on basic and diluted earnings per share was $0.01.

The net fair value calculation performed at September 30, 2018 resulted in a pretax loss adjustment of $277,000 for the three months ended September 30, 2018, compared to a pretax loss adjustment of $88,000 ($52,000, net of tax) for the three months ended September 30, 2017. As part of the adoption of ASU 2016-01, for the three months ended September 30, 2018, net fair value gains and losses are separately identified as the portion attributed to non-instrument specific credit risk, recognized as a component of noninterest income on the consolidated statements of income, and instrument specific credit risk, recognized in other comprehensive income.

For the three months ended September 30, 2018, the net $277,000 fair value loss adjustment was separately presented as a $262,000 loss ($185,000, net of tax) recognized on the consolidated statements of income, and a $14,000 loss ($10,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income. The adoption of ASU 2016-01's resulting impact on basic and diluted earnings per share was less than $0.01.

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

In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2018
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$207,300	$207,300	$207,300	$—	$—
AFS Investment securities	62,103	62,103	—	62,103	—
Marketable equity securities	3,624	3,624	3,624	—	—
Loans	568,800	558,811	—	—	558,811
Accrued interest receivable	9,412	9,412	—	9,412	—
Financial Liabilities:
Deposits:
Noninterest-bearing	315,213	315,213	315,213	—	—
NOW and money market	302,143	302,143	302,143	—	—
Savings	88,609	88,609	88,609	—	—
Time deposits	72,918	72,106	—	—	72,106
Total deposits	778,883	778,071	705,965		72,106
Junior subordinated debt	10,403	10,403	—	—	10,403
Accrued interest payable	57	57	—	57	—

December 31, 2017
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$107,934	$107,934	$107,934	$—	$—
Investment securities	41,985	45,722	3,737	41,985	—
Loans	593,123	588,938	—	—	588,938
Accrued interest receivable	6,526	6,526	—	6,526	—
Financial Liabilities:
Deposits:
Noninterest-bearing	307,299	307,299	307,299	—	—
NOW and money market	234,154	234,154	234,154	—	—
Savings	81,408	81,408	81,408	—	—
Time deposits	64,832	64,387	—	—	64,387
Total deposits	687,693	687,248	622,861	—	64,387
Junior subordinated debt	9,730	9,730	—	—	9,730
Accrued interest payable	44	44	—	44	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the three month period ended September 30, 2018.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

September 30, 2018				December 31, 2017
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Impaired Loans	Income approach and sales comparison approach	Capitalization rates; adjustment for differences between comparable sales	16.8%	Junior Subordinated Debt	Discounted cash flow	Discount rate	5.81%
Junior Subordinated Debt	Discounted cash flow	Discount rate	6.05%

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The narrowing of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The increase in discount rate between the periods ended September 30, 2018 and December 31, 2017 is primarily due to increases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2018 (in 000’s):

Description of Assets	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$34,131	$—	$34,131	$—
U.S. Government collateralized mortgage obligations	27,972	—	27,972	—
Total AFS securities	$62,103	$—	$62,103	$—

Marketable equity securities (2)	3,624	3,624	—	—
Impaired loans (1):
Real estate mortgage	393	—	—	393
Total impaired loans	$393	$—	$—	$393

Total	$66,120	$3,624	$62,103	$393

Description of Liabilities	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,403	—	—	$10,403
Total	$10,403	—	—	$10,403

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2017 (in 000’s):

Description of Assets	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$19,954	$—	$19,954	$—
U.S. Government collateralized mortgage obligations	22,031	—	22,031	—
Total AFS securities	41,985	—	41,985	$—

Marketable equity securities (2)	3,737	3,737	—	—

Total investment securities	$45,722	$3,737	$41,985	$—

Description of Liabilities	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$9,730	$—	$—	$9,730
Total	$9,730	$—	$—	$9,730

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the nine months ended September 30, 2018 or the year ended December 31, 2017.

There were no assets measured at fair value on a non-recurring basis for the year ended December 31, 2017.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2018 and 2017 (in 000’s):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,125	$9,441	$9,730	$8,832
Gross loss included in earnings	262	88	923	688
Gross loss (gain) related to changes in instrument specific credit risk	15	—	(280)	—
Change in accrued interest	1	5	30	14
Ending balance	$10,403	$9,534	$10,403	$9,534
The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$262	$88	$923	$688

12.	Goodwill and Intangible Assets

At September 30, 2018, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2017. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at September 30, 2018.

13.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	September 30, 2018			December 31, 2017
(in 000's)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(248)	$(462)	$—	$(221)	$(383)	$—
Reclassifications upon adoption of ASU 2016-01	184	—	1,482	—	—	—
Current period comprehensive (loss) income	(460)	29	197	(27)	(79)	—
Ending balance	$(524)	$(433)	$1,679	$(248)	$(462)	$—
Accumulated other comprehensive income (loss)			$722			$(710)

14.	Subsequent Events

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

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. While the 2016-2017 weather year brought significant amounts of precipitation, the state of California recently experienced the worst drought in recorded history. It is not possible to quantify the drought's impact on businesses and consumers located in the Company's market areas or to predict adverse economic impacts related to future droughts. In response to the prolonged drought, the California state legislature passed the Sustainable Groundwater Management Act with the purpose to ensure better local and regional management of groundwater use and sustainable groundwater management in California by 2042. The timing and potential impact of this Act on agriculture and agriculture related business is unknown at this time.

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

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2018 and beyond. The previous pressure on net margins as interest rates hit historical lows is now ending as interest rates are anticipated to continue rising. As a result, market rates of interest and asset quality will continue to be important factors in the Company’s ongoing strategic planning process.

Results of Operations

On a year-to-date basis, the Company reported net income of $10,068,000 or $0.60 per share ($0.59 diluted), for the nine months ended September 30, 2018, as compared to $7,004,000, or $0.41 per share ($0.41 diluted), for the same period in 2017. The Company’s return on average assets was 1.58% for the nine months ended September 30, 2018, as compared to 1.17% for the nine months ended September 30, 2017. The Company’s return on average equity was 12.81% for the nine months ended September 30, 2018, as compared to 9.42% for the nine months ended September 30, 2017.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine month periods ended September 30, 2018 and 2017.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended September 30, 2018 and 2017

		2018			2017
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$571,673	$8,397	5.83%	$574,484	$7,978	5.51%
Investment securities (3)	59,571	351	2.34%	51,811	238	1.82%
Interest-bearing deposits in other banks	—	—	—%	654	1	0.61%
Interest-bearing deposits in FRB	163,572	806	1.95%	117,803	375	1.26%
Total interest-earning assets	794,816	$9,554	4.77%	744,752	$8,592	4.58%
Allowance for credit losses	(8,934)			(9,104)
Noninterest-earning assets:
Cash and due from banks	27,514			22,375
Premises and equipment, net	10,023			10,623
Accrued interest receivable	8,180			4,878
Other real estate owned	5,745			5,745
Other assets	38,022			37,355
Total average assets	$875,366			$816,624
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$107,777	$41	0.15%	$87,435	$30	0.14%
Money market accounts	185,914	316	0.67%	156,050	187	0.48%
Savings accounts	87,990	69	0.31%	81,027	47	0.23%
Time deposits	67,360	153	0.90%	66,841	91	0.54%
Junior subordinated debentures	10,062	112	4.42%	9,399	80	3.38%
Total interest-bearing liabilities	459,103	$691	0.60%	400,752	$435	0.43%
Noninterest-bearing liabilities:
Noninterest-bearing checking	303,614			308,480
Accrued interest payable	128			92
Other liabilities	5,517			6,298
Total liabilities	768,362			715,622

Total shareholders' equity	107,004			101,002
Total average liabilities and shareholders' equity	$875,366			$816,624
Interest income as a percentage of average earning assets			4.77%			4.58%
Interest expense as a percentage of average earning assets			0.34%			0.23%
Net interest margin			4.43%			4.35%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fee income of approximately $28 for the quarter ended September 30, 2018 and loan costs of $68 for the quarter ended September 30, 2017.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

For the three months ended September 30, 2018, total interest income increased $962,000, or 11.20%, as compared to the quarter ended September 30, 2017. Comparing those two periods, average interest earning assets increased $50,064,000, with a $45,769,000 increase in balances held at the Federal Reserve Bank and a $7,760,000 increase in investment securities, partially offset by a $2,811,000 decrease in loans and leases. The average yield on total interest-earning assets increased 19 basis points. Investment securities yields increased 52 basis points and loan yields increased 32 basis points. These were offset by a decrease in the yield of interest bearing deposits at other banks.

Yields on interest-bearing deposits at the Federal Reserve Bank increased for the quarter ended September 30, 2018 as a result of continued rate increases during 2018. For the quarter ended September 30, 2018, total interest expense increased $256,000, or 58.85%, when compared to the quarter ended September 30, 2017, as a result of a $58,351,000 increase in interest-bearing liabilities and higher rates paid on interest-bearing deposits. The average rate paid on interest-bearing liabilities was 0.60% for the quarter ended September 30, 2018 and 0.43% for the quarter ended September 30, 2017.

Interest Rates and Interest Differentials
Nine months ended September 30, 2018 and 2017

		2018			2017
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$584,424	$24,114	5.52%	$565,068	$22,782	5.39%
Investment securities – taxable (3)	51,489	809	2.10%	54,284	691	1.70%
Interest-bearing deposits in other banks	—	—	—%	652	4	0.82%
Interest-bearing deposits in FRB	137,478	1,870	1.82%	107,921	858	1.06%
Total interest-earning assets	773,391	$26,793	4.63%	727,925	$24,335	4.47%
Allowance for credit losses	(9,219)			(9,017)
Noninterest-earning assets:
Cash and due from banks	27,111			21,393
Premises and equipment, net	10,112			10,708
Accrued interest receivable	7,244			4,248
Other real estate owned	5,745			6,083
Other assets	37,297			36,731
Total average assets	$851,681			$798,071
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$100,714	$107	0.14%	$87,598	$87	0.13%
Money market accounts	178,668	841	0.63%	152,257	506	0.44%
Savings accounts	84,915	163	0.26%	78,247	136	0.23%
Time deposits	66,821	406	0.81%	80,861	326	0.54%
Junior subordinated debentures	9,783	311	4.25%	9,114	223	3.27%
Total interest-bearing liabilities	440,901	$1,828	0.55%	408,077	$1,278	0.42%
Noninterest-bearing liabilities:
Noninterest-bearing checking	299,701			283,783
Accrued interest payable	116			104
Other liabilities	5,896			6,714
Total liabilities	746,614			698,678

Total shareholders' equity	105,067			99,393
Total average liabilities and shareholders' equity	$851,681			$798,071
Interest income as a percentage of average earning assets			4.63%			4.47%
Interest expense as a percentage of average earning assets			0.32%			0.23%
Net interest margin			4.31%			4.24%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $806 and $336 for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate was raised three times during 2017 and three during 2018 to reach its present rate of 5.25%. These increases affect rates for loans and customer deposits, both of which have increased and are likely to increase further as the prime rate continues to rise.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the nine months ended September 30, 2018 compared to September 30, 2017
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$1,332	$577	$755
Investment securities available for sale	118	155	(37)
Interest-bearing deposits in other banks	(4)	(6)	2
Interest-bearing deposits in FRB	1,012	564	448
Total interest income	2,458	1,290	1,168
Increase (decrease) in interest expense:
Interest-bearing demand accounts	355	247	108
Savings and money market accounts	27	15	12
Time deposits	80	144	(64)
Subordinated debentures	88	71	17
Total interest expense	550	477	73
Increase in net interest income	$1,908	$813	$1,095

For the nine months ended September 30, 2018, total interest income increased approximately $2,458,000, or 10.10%, as compared to the nine months ended September 30, 2017. Average earning asset volumes for loans and leases increased $19,356,000. Overnight investments with the FRB increased $29,557,000, while available for sale investment securities decreased $2,795,000 between the two periods. The average yield on loans increased 13 basis points between the two periods, and the average yield on investment securities increased approximately 40 basis points during the nine months ended September 30, 2018 as compared to the same period in 2017.

The overall average yield on the loan portfolio increased to 5.52% for the nine months ended September 30, 2018, as compared to 5.39% for the nine months ended September 30, 2017. The yield on loans for the nine months ended September 30, 2018 includes $550,000 in writedowns of unamortized insurance premiums on the student loan portfolio and $175,000 in reversal of accrued interest on nonaccrual loan activity. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At September 30, 2018, 56.9% of the Company's loan portfolio consisted of floating rate instruments, as compared to 52.0% of the portfolio at December 31, 2017, with the majority of those tied to the prime rate. Approximately 16.9%, or $55,374,000, of the floating rate loans had rate floors at September 30, 2018, making them effectively fixed-rate loans for certain increases in interest rates. None of the loans with floors have floor spreads of 100 basis points or more.

Although market rates of interest remain at low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin increased to 4.31% for the nine months ended September 30, 2018, when compared to 4.24% for the nine months ended September 30, 2017. The net interest margin increased due to increases in the loan portfolio yield, increases in the yield on investment securities, and increases in the yield on overnight investments held at correspondent banks. Interest rates paid on deposits have also increased, the Company’s average cost of funds rose to 0.55% for the nine months ended September 30, 2018, as compared to 0.42% for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, total interest expense increased approximately $550,000, or 43.04%, as compared to the nine months ended September 30, 2017. Between those two periods, average interest-bearing liabilities increased by $32,824,000 due to increases in NOW, money market, and savings accounts, partially offset by decreases in time deposits. The Company may utilize brokered deposits as an additional source of funding, however, the Company held no brokered deposits at September 30, 2018.

Net interest income before provision for credit losses has increased between the nine months ended September 30, 2018 and 2017, totaling $24,965,000 for the nine months ended September 30, 2018 as compared to $23,057,000 for the nine months ended September 30, 2017. The increase in net interest income between 2017 and 2018 was primarily the result of higher yields on the loan and investment portfolios and large increases in overnight balances held at the Federal Reserve.

The increase in net interest margin between 2017 and 2018 can be primarily attributed to the increase in average loans balances and overnight balances held at the Federal Reserve, as well as the increases in rates on those balances.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 9/30/2018	YTD Average 12/31/17	YTD Average 9/30/2017
Loans	75.57%	77.91%	77.63%
Investment securities available for sale	6.66%	7.18%	7.46%
Interest-bearing deposits in other banks	—%	0.09%	0.09%
Interest-bearing deposits in FRB	17.77%	14.82%	14.82%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	22.84%	21.55%	21.47%
Money market accounts	40.52%	37.92%	37.31%
Savings accounts	19.26%	19.42%	19.17%
Time deposits	15.16%	18.85%	19.82%
Subordinated debentures	2.22%	2.26%	2.23%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2018 and 2017:

(in 000's)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Amount of Change	Percent Change
Customer service fees	$815	$959	$(144)	(15.02)%
Increase in cash surrender value of BOLI/COLI	132	134	(2)	(1.49)%
Loss on marketable equity securities	(35)	—	(35)	(100.00)%
Loss on fair value of junior subordinated debentures	(262)	(88)	(174)	197.73%
Gain on sale of other investment	—	3	(3)	(100.00)%
Other	199	168	31	18.45%
Total noninterest income	$849	$1,176	$(327)	(27.81)%

Noninterest income for the quarter ended September 30, 2018 decreased $327,000 to $849,000, compared to the quarter ended September 30, 2017. The decrease is mostly attributed to the increase in the recorded loss on the fair value of junior subordinated debentures of $174,000 and the decrease of $144,000 in customer services fees for the quarter ended September 30, 2018. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve.

(in 000's)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Amount of Change	Percent Change
Customer service fees	$2,787	$2,897	$(110)	(3.80)%
Increase in cash surrender value of BOLI/COLI	389	400	(11)	(2.75)%
Loss on marketable equity securities	(114)	—	(114)	(100.00)%
Gain on proceeds from bank-owned life insurance	171	—	171	(100.00)%
Loss on fair value of junior subordinated debentures	(923)	(688)	(235)	34.16%
Gain on sale of other investment	—	3	(3)	(100.00)%
Gain on sale fixed assets	29	—	29	100.00%
Other	601	539	62	11.50%
Total noninterest income	$2,940	$3,151	$(211)	(6.70)%

Noninterest income for the nine months ended September 30, 2018 decreased $211,000 to $2,940,000, compared to the nine months ended September 30, 2017. The decrease is mostly attributed to the increase in the recorded loss on the fair value of junior subordinated debentures of $235,000 and the decrease of $110,000 in customer services fees, partially offset by the gain on death benefit proceeds from bank owned life insurance of $171,000 for the nine months ended September 30, 2018. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2018 and 2017:

(in 000's)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Amount of Change	Percent Change
Salaries and employee benefits	$2,826	$2,578	$248	9.62%
Occupancy expense	1,121	1,087	34	3.13%
Data processing	13	29	(16)	(55.17)%
Professional fees	408	312	96	30.77%
Regulatory assessments	87	43	44	102.33%
Director fees	78	72	6	8.33%
Loss on California tax credit partnership	5	(1)	6	(600.00)%
Correspondent bank service charges	15	18	(3)	(16.67)%
Net cost on operation of OREO	30	21	9	42.86%
Other	560	587	(27)	(4.60)%
Total expense	$5,143	$4,746	$397	8.36%

Noninterest expense for the quarter ended September 30, 2018 increased $397,000 to $5,143,000, compared to the quarter ended September 30, 2017. The increase was attributed to increases in salaries and employee benefits, professional fees, and regulatory assessments as a result of higher deposit balances. The increase in salary and employee benefits was primarily due to the increased employee salary expense and compensation expense related to equity awards.

(in 000's)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Amount of Change	Percent Change
Salaries and employee benefits	$8,798	$8,149	$649	7.96%
Occupancy expense	3,256	3,144	112	3.56%
Data processing	104	81	23	28.40%
Professional fees	1,134	912	222	24.34%
Regulatory assessments	248	313	(65)	(20.77)%
Director fees	239	215	24	11.16%
Correspondent bank service charges	48	55	(7)	(12.73)%
Loss on California tax credit partnership	14	118	(104)	(88.14)%
Net cost on operation of OREO	129	(257)	386	(150.19)%
Other	1,489	1,813	(324)	(17.87)%
Total expense	$15,459	$14,543	$916	6.30%

Noninterest expense increased approximately $916,000, or 6.30%, compared to the nine months ended September 30, 2017. The increase experienced during the nine months ended September 30, 2018, was primarily the result of $386,000 in increased costs on OREO and $649,000 in additional salaries and employee benefits. OREO expense for the nine months ended September 30, 2017 includes $336,000 in gains on sale of OREO. The increase in salaries and employee benefits expense for the nine months ended September 30, 2018 is primarily attributed to higher stock compensation expense as a result from the issuance of equity awards. The increases in the period were offset by a decrease of $104,000 in loss on a tax credit partnership and a decrease of $65,000 in regulatory assessments. Decreases in other expenses included a $120,000 recovery of workers compensation insurance expense and a $92,000 decrease in telephone expense.

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

The Company has reviewed all of its tax positions as of September 30, 2018, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the nine months ended September 30, 2018 was 28.82% compared to 40.08% for the nine months ended September 30, 2017. With the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, the Company's federal income tax rate changed from 34% to 21%.

Financial Condition

Total assets increased $98,192,000, or 12.19%, to a balance of $904,028,000 at September 30, 2018, from the balance of $805,836,000 at December 31, 2017, and increased $60,521,000, or 7.17%, from the balance of $843,507,000 at September 30, 2017. Total deposits of $778,883,000 at September 30, 2018, increased $91,190,000, or 13.26%, from the balance reported at December 31, 2017, and increased $53,585,000, or 7.39%, from the balance of $725,298,000 reported at September 30, 2017. Cash and cash equivalents increased $99,366,000, or 92.06%, between December 31, 2017 and September 30, 2018; net loans decreased $24,323,000, or 4.10%, to a balance of $568,800,000; and investment securities increased $20,005,000, or 43.75%, during the first nine months of 2018.

Earning assets averaged approximately $773,391,000 during the nine months ended September 30, 2018, as compared to $727,925,000 for the same period in 2017. Average interest-bearing liabilities increased to $440,901,000 for the nine months ended September 30, 2018, from $408,077,000 reported for the comparative period of 2017.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $577,115,000 at September 30, 2018, a decrease of $24,236,000, or 4.03%, when compared to the balance of $601,351,000 at December 31, 2017, and a decrease of $5,269,000, or 0.90%, when compared to the balance of $582,384,000 reported at September 30, 2017. Loans on average increased $19,356,000, or 3.43%, between the nine months ended September 30, 2017 and September 30, 2018, with loans averaging $584,424,000 for the nine months ended September 30, 2018, as compared to $565,068,000 for the same period of 2017.

Total loans decreased $24,236,000 between December 31, 2017 and September 30, 2018, and decreased $5,269,000 between September 30, 2017 and September 30, 2018. During the nine months ended September 30, 2018, the Company experienced increases in commercial and industrial loans, agricultural, and installment loans compared to the same period ended September 30, 2017. Installment loans increased $5,967,000 between December 31, 2017 and September 30, 2018 and $13,965,000 between September 30, 2017 and September 30, 2018, mainly as the result of increase in student loans. Commercial and industrial loans increased $8,497,000 between December 31, 2017 and September 30, 2018 and increased $8,572,000 between September 30, 2017 and September 30, 2018. Agricultural loans increased $174,000 between December 31, 2017 and September 30, 2018 and increased $1,150,000 between September 30, 2017 and September 30, 2018.

Installment and student loans increased $13,965,000 during the nine months ended September 30, 2018 as compared to the same period ended September 30, 2017, due to growth in the student loan portfolio. Included in installment loans are $65,659,000 in student loans made to medical and pharmacy school students. The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $58,763,000 at September 30, 2018. Accrued interest on loans that have not entered repayment status totaled $7,183,000 at September 30, 2018. At September 30, 2018 there were 332 loans within repayment, deferment, and forbearance which represented $6,896,000, $1,005,000, and $2,680,000 in outstanding balances respectively. Prior to June 2018, student loans were insured through a Surety Bond issued by ReliaMax Surety Company and provided the Company reasonable expectation of collection. In June 2018, ReliaMax Surety Company was declared insolvent by the South Dakota Division of Insurance and is now in liquidation. As a result of the insolvency, the Company's student loan portfolio is no longer insured. Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high wage earners. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of September 30, 2018 is approximately $86,000.

Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 36.85%, 36.76%, and 34.28%, of the total loan portfolio at September 30, 2018, December 31, 2017, and September 30, 2017, respectively. Real estate mortgage loans decreased $25,058,000, or 8.18%, between December 31, 2017 and September 30, 2018, and decreased $9,227,000 between September 30, 2017 and September 30, 2018. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $68,263,000, or 11.83%, of the portfolio at September 30, 2018, $84,804,000, or 14.10% of the portfolio at December 31, 2017, and $90,284,000 or 15.50% of the portfolio at September 30, 2017. The Company held no loan participation purchases at September 30, 2017, December 31, 2017 or September 30, 2018. Loan participations sold increased from $9,069,000, or 1.6%, of the portfolio at September 30, 2017, to $15,067,000, or 2.5%, of the portfolio, at December 31, 2017, and decreased to $8,064,000, or 1.4%, of the portfolio, at September 30, 2018.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at September 30, 2018 and December 31, 2017, the category percentages as of those dates, and the net change between the two periods presented.

	September 30, 2018		December 31, 2017
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$55,523	9.6%	$47,026	7.9%	$8,497	18.07%
Real estate – mortgage	281,235	48.7%	306,293	50.9%	(25,058)	(8.18)%
RE construction & development	109,154	18.9%	122,970	20.4%	(13,816)	(11.24)%
Agricultural	59,655	10.3%	59,481	9.9%	174	0.29%
Installment and student loans	71,548	12.5%	65,581	10.9%	5,967	9.10%
Total gross loans	$577,115	100.00%	$601,351	100.00%	$(24,236)	(4.03)%

Deposits

Total deposits totaled $778,883,000 at September 30, 2018, representing an increase of $91,190,000, or 13.26%, from the balance of $687,693,000 reported at December 31, 2017, and an increase of $53,585,000, or 7.39%, from the balance of $725,298,000 reported at September 30, 2017.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at September 30, 2018 and December 31, 2017, and the net change between the two periods presented.

(in 000's)	September 30, 2018	December 31, 2017	Net Change	Percentage Change
Noninterest-bearing deposits	$315,213	$307,299	$7,914	2.58%
Interest-bearing deposits:
NOW and money market accounts	302,143	234,154	67,989	29.04%
Savings accounts	88,609	81,408	7,201	8.85%
Time deposits:
Under $250,000	50,798	51,687	(889)	-1.72%
$250,000 and over	22,120	13,145	8,975	68.28%
Total interest bearing deposits	463,670	380,394	83,276	21.89%
Total deposits	$778,883	$687,693	$91,190	13.26%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $315,213,000 and $463,670,000 at September 30, 2018, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits increased $83,276,000, or 21.89%, between December 31, 2017 and September 30, 2018, and noninterest-bearing deposits increased $7,914,000, or 2.58%, between the same two periods presented. Included in the increase of $83,276,000 in interest-bearing deposits during the nine months ended September 30, 2018, are increases of $67,989,000 in NOW and money market accounts, increases of $8,086,000 in time deposits, and increases of $7,201,000 in savings accounts. The increase in time deposits is attributed to an increase in balances for the Company's variable rate CD, which is indexed to Wall Street Journal Prime.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 97.16% and 98.09% of the total deposit portfolio at September 30, 2018 and December 31, 2017, respectively. The Company held no brokered deposits at September 30, 2018 and December 31, 2017

On a year-to-date average, the Company experienced an increase of $48,073,000, or 7.04%, in total deposits between the nine months ended September 30, 2018 and September 30, 2017. Between these two periods, average interest-bearing deposits increased $32,155,000, or 8.06%, and total noninterest-bearing deposits increased $15,918,000, or 5.61%, on a year-to-date average basis.

Short-Term Borrowings

At September 30, 2018, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $295,622,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $4,359,000. At September 30, 2018, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB"), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2018 and September 30, 2017, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $305,236,000, collateralized FHLB lines of credit totaling $13,363,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2017.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At September 30, 2018, impaired and classified loans totaled $30,279,000, or 5.2%, of gross loans as compared to $27,311,000, or 5.2%, of gross loans at December 31, 2017.

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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2018 and December 31, 2017, as well as classified loans at those period-ends.

(in 000's)	September 30, 2018	December 31, 2017
Specific allowance – impaired loans	$1,717	$1,888
Formula allowance – classified loans not impaired	966	1,136
Formula allowance – special mention loans	173	181
Total allowance for special mention and classified loans	2,856	3,205

Formula allowance for pass loans	5,066	4,806
Unallocated allowance	876	1,256
Total allowance for loan losses	$8,798	$9,267

Impaired loans	19,242	14,790
Classified loans not considered impaired	11,037	12,521
Total classified loans / impaired loans	$30,279	$27,311
Special mention loans not considered impaired	$11,198	$10,201

While impaired loans increased $4,452,000 between December 31, 2017 and September 30, 2018, the specific allowance related to impaired loans decreased $171,000 between December 31, 2017 and September 30, 2018 due to the addition of two new collateral dependent impaired loans in the period. The increase in impaired loans is primarily due to an increase in non-performing loans. The formula allowance related to classified and special mention unimpaired loans decreased by $178,000 between December 31, 2017 and September 30, 2018 as a result of improvements in loss factors. The unallocated allowance decreased from $1,256,000 at December 31, 2017 to $876,000 at September 30, 2018. The decrease in the unallocated allowance is primarily the result of a reversal in provision related to $1,230,000 in net recoveries recorded during the nine months ended September 30, 2018 and continued improvement in loan portfolio credit quality and related economic conditions. Although there has been a reduction in required loss reserves as economic conditions have improved, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans is reasonable and appropriate. The level of “pass” loans decreased approximately $28,533,000 between December 31, 2017 and September 30, 2018. The related formula allowance increased $260,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including other real estate owned (OREO) financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the allowance for loan and lease losses (ALLL). In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to September 30, 2018, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005, as the starting point of the look back period to capture loss history. Time horizons are subject to management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

The general provision increased due to an increase in student loan delinquencies during the three months ended September 30, 2018.  These past due borrowers are students of the University of Health Sciences Antigua with residences in Puerto Rico.  As of September 30, 2018, many of these loans were past due, and the loan servicer had been unable to make contact with these individuals.  As such, the loans associated with these past due borrowers were migrated to special mention with a $565,000 reserve established. The Company will continue to monitor these loans and intends to migrate these loans from a transitory status (special mention) once information is received to make an appropriate status code and accounting determination including but not limited to risk grade, accrual status, and TDR designation. The area in which these students reside were stuck by Hurricane Maria during September 2017, devastating the island and plunging the residents into a humanitarian crisis.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At September 30, 2018, included in impaired loans, were troubled debt restructures totaling $7,402,000, of which $3,281,000 were on nonaccrual. The remaining $4,121,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 15.79% and 18.31% of total impaired loan balances at September 30, 2018. Of the $3,039,000 in commercial and industrial impaired loans reported at September 30, 2018, two loans, with a total recorded investment of $711,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at September 30, 2018, approximately $15,999,000, or 83.1%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2018 and December 31, 2017.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	September 30, 2018	September 30, 2018	December 31, 2017	December 31, 2017
Commercial and industrial	$3,039	$633	$3,318	$534
Real estate – mortgage	3,524	464	4,296	488
RE construction & development	11,713	—	5,972	—
Agricultural	914	620	1,204	866
Installment and student loans	52	—	—	—
Total impaired loans	$19,242	$1,717	$14,790	$1,888

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2018, approximately $3,513,000 of the total $7,402,000 in TDRs was comprised of real estate mortgages. An additional $2,888,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans and impaired installment loans at December 31, 2017 and September 30, 2018, due to the value of the collateral securing those loans.

Total troubled debt restructurings decreased 34.85% between September 30, 2018 and December 31, 2017. Nonaccrual TDRs decreased by 37.84% and accruing TDRs decreased by 32.26% over the same period. Total residential mortgages and real estate construction TDRs decreased $3,325,000 to a percentage total of 34.19%. These credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at September 30, 2018 and December 31, 2017.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	September 30, 2018	September 30, 2018	September 30, 2018
Commercial and industrial	$93	$—	$93
Real estate - mortgage:
Commercial real estate	1,310	393	917
Residential mortgages	2,203	—	2,203
Total real estate mortgage	3,513	393	3,120
RE construction & development	2,888	2,888	—
Agricultural	908	—	908
Total troubled debt restructurings	$7,402	$3,281	$4,121

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2017	December 31, 2017	December 31, 2017
Commercial and industrial	$436	$194	$242
Real estate - mortgage:
Commercial real estate	1,233	454	779
Residential mortgages	2,542	288	2,254
Total real estate mortgage	3,775	742	3,033
RE construction & development	5,951	4,342	1,609
Agricultural	1,200	—	1,200
Total troubled debt restructurings	$11,362	$5,278	$6,084

Of the $7,402,000 in total TDRs at September 30, 2018, $3,281,000 were on nonaccrual status at period-end. Of the $11,362,000 in total TDRs at December 31, 2017, $5,278,000 were on nonaccrual status at period-end. As of September 30, 2018, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of September 30, 2018 and December 31, 2017 (in 000's, except for number of borrowers):

	September 30, 2018			December 31, 2017
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	1,034	$39,867	$4,554	1,216	$48,825	$3,973
Grace	347	15,144	2,431	55	1,446	166
Repayment	218	6,896	77	201	6,473	40
Deferment	30	1,005	44	32	1,128	45
Forbearance	84	2,680	72	50	1,981	37
Claim	1	67	5	—	—	—
Total	1,714	$65,659	$7,183	1,554	$59,853	$4,261

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

Forbearance - The period of time during which the borrower may postpone making principal and interest payments, which may be granted for either hardship or administrative reasons. Interest will continue to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, the delinquency will be covered by the forbearance and all accrued and unpaid interest from the date of delinquency or if none, from the date of beginning of the forbearance period, will be capitalized at the end of each forbearance period. The term of the loan will not change and payments may be increased to allow the loan to pay off in the required time frame. A forbearance that results in only a delay in payment considered insignificant, is not a concessionary change in terms provided the borrower affirms the obligation. Forbearance is not an uncommon status designation, this designation is standard industry practice, and is consistent with the succession of students migrating to employed medical professionals.

Claim - Occurs after a loan has been delinquent for a period of time in which the servicer believes payment may not be received. A claim can be filed at any point in the delinquency, but typically not until 180 - 210 days. ReliaMax Surety Company was declared insolvent by the South Dakota Division of Insurance and is now in liquidation. No future claims will be filed with ReliaMax.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of September 30, 2018 and December 31, 2017 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	September 30, 2018	December 31, 2017
Nonaccrual loans (1)	$12,106	$5,296
Restructured loans	4,121	6,084
Loans past due 90 days or more, still accruing	417	485
Total nonperforming loans	16,644	11,865
Other real estate owned	5,745	5,745
Total nonperforming assets	$22,389	$17,610

Nonperforming loans to total gross loans	2.88%	1.97%
Nonperforming assets to total assets	2.48%	2.19%
Allowance for loan losses to nonperforming loans	52.86%	78.10%

(1)	Included in nonaccrual loans at September 30, 2018 and December 31, 2017 are restructured loans totaling $3,281,000 and $5,278,000, respectively.

Non-performing loans increased $4,779,000 between December 31, 2017 and September 30, 2018. Nonaccrual loans increased $6,810,000 between December 31, 2017 and September 30, 2018, with real estate mortgage and real estate construction loans comprising 100.00% of total nonaccrual loans at September 30, 2018. The increase in non-performing loans is primarily attributed to the addition of two nonaccrual loans, made to the same borrower, totaling $8,825,000. The ratio of the allowance for loan losses to nonperforming loans decreased from 78.10% at December 31, 2017 to 52.86% at September 30, 2018.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	September 30, 2018	December 31, 2017	December 31, 2017
Nonaccrual Loans:
Commercial and industrial	$—	$212	$(212)
Real estate - mortgage	393	742	(349)
RE construction & development	11,713	4,342	7,371
Installment and student loans	—	—	—
Total nonaccrual loans	$12,106	$5,296	$6,810

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at September 30, 2018 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, increased$4,779,000 from a balance of $17,610,000 at December 31, 2017 to a balance of $22,389,000 at September 30, 2018, and remained relatively high compared to peers during the nine months ended September 30, 2018. Nonaccrual loans, totaling $12,106,000 at September 30, 2018, increased $6,810,000 from the balance of $5,296,000 reported at December 31, 2017. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans increased $4,452,000 during the nine months ended September 30, 2018 to a balance of $19,242,000 at September 30, 2018. Other real estate owned through foreclosure remained the same at $5,745,000 for the period ended September 30, 2018 as compared to the balance recorded at December 31, 2017. Nonperforming assets as a percentage of total assets increased from 2.19% at December 31, 2017 to 2.48% at September 30, 2018.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	September 30, 2018	December 31, 2017	September 30, 2017
(Recovery of provision) provision for credit losses year-to-date	$(1,699)	$24	$(24)
Allowance as % of nonperforming loans	52.86%	78.10%	75.24%

Nonperforming loans as % total loans	2.88%	1.97%	2.09%
Restructured loans as % total loans	1.28%	1.89%	2.09%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 17 loans totaling $7,402,000 at September 30, 2018, compared to 25 loans totaling $11,362,000 at December 31, 2017.

The following table summarizes special mention loans by type at September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017
Commercial and industrial	$81	$—
Real estate - mortgage:
Commercial real estate	10,553	8,487
Residential mortgages	632	643
Total real estate mortgage	11,185	9,130
RE construction & development	—	720
Agricultural	—	994
Installment and student loans	565	—
Total special mention loans	$11,831	$10,844

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the nine months ended September 30, 2018 and September 30, 2017.

Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	September 30, 2018	September 30, 2017
Total loans outstanding at end of period before deducting allowances for credit losses	$577,598	$583,601
Average loans outstanding during period	584,424	565,068

Balance of allowance at beginning of period	9,267	8,902
Loans charged off:
Real estate	(47)	(2)
Commercial and industrial	(88)	(106)
Installment and student loans	(16)	(12)
Total loans charged off	(151)	(120)
Recoveries of loans previously charged off:
Real estate	24	73
Commercial and industrial	1,086	195
Installment and student loans	271	132
Total loan recoveries	1,381	400
Net loans recovered	1,230	280

Recovery of provision charged to operating expense	(1,699)	(24)
Balance of allowance for credit losses at end of period	$8,798	$9,158

Net loan recoveries to total average loans (annualized)	(0.28)%	(0.07)%
Net loan recoveries to loans at end of period (annualized)	(0.28)%	(0.06)%
Allowance for credit losses to total loans at end of period	1.52%	1.57%
Net loan recoveries to allowance for credit losses (annualized)	(18.64)%	(4.08)%
Recovery of provision for credit losses to net recoveries (annualized)	(184.17)%	(11.43)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2018, the recovery of provision for the allowance for credit losses was $1,699,000 as compared to a recovery of provision of $24,000 for the nine months ended September 30, 2017.

Net recoveries during the nine months ended September 30, 2018 totaled $1,230,000 as compared to net recoveries of $280,000 for the nine months ended September 30, 2017. The Company charged-off, or had partial charge-offs on 8 loans during the nine months ended September 30, 2018, as compared to three loan during the same period ended September 30, 2017, and 6 loans during the year ended December 31, 2017. The annualized percentage net recoveries to average loans were 0.28% for the nine months ended September 30, 2018 and 0.06% for the year ended December 31, 2017, and 0.07% for the nine months ended September 30, 2017. The Company's loans net of unearned fees decreased from $583,601,000 at September 30, 2017 to $577,598,000 at September 30, 2018.

The allowance at September 30, 2018 was 1.52% of outstanding loan balances at September 30, 2018, as compared to 1.54% at December 31, 2017, and 1.57% at September 30, 2017.

At September 30, 2018 and September 30, 2017, $424,000 and $370,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 1.52% credit loss allowance at September 30, 2018 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At September 30, 2018, the Bank had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2018, the loan portfolio totaled 63.89% of total assets and the loan to deposit ratio was 73.03%, compared to 74.75% and 86.25%, respectively, at December 31, 2017. Liquid assets at September 30, 2018, included cash and cash equivalents totaling $207,300,000 as compared to $107,934,000 at December 31, 2017. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $299,981,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at September 30, 2018.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the nine months ended September 30, 2018, the Holding Company has received $5,087,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2016	$113,032
September 30, 2017	$159,892
December 31, 2017	$107,934
September 30, 2018	$207,300

Cash and cash equivalents increased $99,366,000 during the nine months ended September 30, 2018, compared to an increase of $46,860,000 during the nine months ended September 30, 2017.

The Company had a net cash inflow from operating activities of $7,112,000 for the nine months ended September 30, 2018 and a cash inflow from operations totaling $4,660,000 for the period ended September 30, 2017. The Company experienced net cash inflows from investing activities of $4,108,000 related to a $25,385,000 decrease in loan balances and principal payments on available-for-sale securities of $7,157,000, partially offset by $28,072,000 in purchases of available-for-sale securities during the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the Company experienced net cash outflows from investing activities of $4,787,000 due an increase of $12,346,000 in loan balances.

During the nine months ended September 30, 2018, the Company experienced net cash inflows from financing activities totaling $88,146,000, primarily as the result of increases of $83,102,000 in demand deposits and savings accounts and increases of $8,086,000 in time deposits. For the nine months ended September 30, 2017, the Company experienced net cash inflows of $46,987,000 from financing activities due to increases in demand deposit and savings accounts, partially offset by decreases in time deposits and brokered deposit accounts.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.4% and 12.5% at September 30, 2018 and 2017, respectively.

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2018, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 14. Capital Ratios

	Ratio at September 30, 2018	Ratio at December 31, 2017	Minimum for Capital Adequacy (1)	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	18.19%	17.54%	9.88%	N/A
Bank	18.02%	17.31%	9.88%	10.00%
Tier 1 capital to risk-weighted assets
Company	16.94%	16.29%	7.88%	N/A
Bank	16.77%	16.06%	7.88%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	15.46%	14.81%	6.38%	N/A
Bank	16.77%	16.06%	6.38%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.96%	13.01%	5.88%	N/A
Bank	12.89%	12.90%	5.88%	5.00%
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
As of September 30, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.8% of total shareholders' equity of $107,046,000 at September 30, 2018. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the nine months ended September 30, 2018, the Company did not repurchase any of the shares available.

During the nine months ended ended September 30, 2018, the Bank paid $5,087,000 in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On September 25, 2018, the Company's Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company's common stock. The dividend was payable on October 19, 2018, to shareholders of record as of October 9, 2018. Approximately $1,690,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank.  At September 30, 2018, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

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

As of September 30, 2018, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended September 30, 2018.

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

United Security Bancshares

Date:	November 2, 2018	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer