Form 10-K
period 2018-12-31
UNITED SECURITY BANCSHARES
filed 2019-03-01
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987
UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2018: $149,471,739
Shares outstanding as of February 28, 2019:   16,946,622
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

UNITED SECURITY BANCSHARES

 PART 1

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K (this “Report”) including, but not limited to, those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under "Item 1A. Risk Factors." Factors that might cause such differences include, but are not limited to:

•	our ability to compete effectively against other financial service providers in our markets;

•	the effect of the current low interest rate environment or impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolios;

•
economic deterioration or a recession that may affect the ability of borrowers to make contractual payments on loans and may affect the value of real property or other property held as collateral for such loans;

•	changes in credit quality and the effect of credit quality on our allowance for loan and lease losses;

•	our ability to attract and retain deposits and other sources of funding or liquidity;

•	the need to retain capital for strategic or regulatory reasons;

•	the impact of the Dodd-Frank Act on our business, business strategies and cost of operations;

•	compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases and/or asset mix;

•	reduced demand for our services due to strategic or regulatory reasons;

•	our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;

•	legislative or regulatory requirements or changes, including an increase to capital requirements, and increased political and regulatory uncertainty;

•	the impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	higher than anticipated increases in operating expenses;

•	inability for the bank to pay dividends to the holding company;

•
a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge;

•	the effectiveness of our risk management framework and quantitative models;

•
the costs and effects of legal, compliance, and regulatory actions, changes and developments, including the impact of adverse judgments or settlements in litigation, the initiation and resolution of regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;

•
the impact of the Tax Cuts and Jobs Act on our business and business strategies, or if other changes are made to tax laws or regulations affecting our business, including the disallowance of tax benefits by tax authorities and/or changes in tax filing jurisdictions or entity classifications; and

•
our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-K and other documents filed or furnished by the Company with the SEC.

Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

Item 1 - Business

General

United Security Bancshares is a California corporation incorporated in March 2001 and is registered with the Board of Governors of the Federal Reserve System (“FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The stock of United Security Bancshares is listed on NASDAQ under the symbol “UBFO.”

United Security Bank was chartered under the laws of the State of California in 1987 as a commercial bank. On June 12, 2001, United Security Bank reorganized into the bank holding company form of ownership and thereby became the wholly-owned subsidiary of United Security Bancshares and each share of United Security Bank stock was exchanged for a share of United Security Bancshares stock on a one-to-one basis. The principal business of United Security Bancshares is to serve as the holding company for United Security Bank.

References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiary, USB Investment Trust Inc., a special purpose real estate investment trust organized under the laws of the State of Maryland. References to “we,” “us,” or the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company,” refer to United Security Bancshares, the parent company, on a stand-alone basis.

United Security Bank

The Bank is a California state-chartered bank headquartered in Fresno, California. At December 31, 2018, the Bank operates three branches (including its main office), one construction lending office, and one commercial lending office in Fresno, California and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, and Campbell, California. The Bank has ATMs at all branch locations and off-site ATMs at nine different non-branch locations. In addition, the Holding Company and the Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

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

USB Capital Trust II

During July 2007, the Holding Company formed USB Capital Trust II as a wholly-owned special purpose entity for the purpose of issuing Trust Preferred Securities. USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant to current accounting standards related to variable interest entities. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred Securities. These securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate. Interest is payable quarterly. Concurrent with the issuance of the Trust Preferred Securities, USB Capital Trust II used the proceeds of the Trust Preferred Securities offering to purchase a like amount of junior subordinated debentures issued by the Holding Company. The Holding Company pays interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred Securities. Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Holding Company elected to defer interest payments on the $15.0 million of junior subordinated debentures relating to the Trust Preferred Securities. The terms of the debentures and trust indentures allow for the Holding Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During this deferral period, the Holding Company continued to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period, paid all accrued and unpaid interest and, as of December 31, 2018, was current on its quarterly interest payments. During 2015, $3.0 million of the $15.0 million principal balance of the subordinated debentures related to the Trust Preferred Securities was purchased by the Bank and subsequently purchased by the Company. The Company redeemed the $3.0 million in par value of the subordinated debentures, resulting in a remaining contractual principal balance of $12.0 million since year-end 2015. The Company may redeem the junior subordinated debentures at any time at par.

The following discussion of our services should be read in conjunction with "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Bank Services

We offer a full range of commercial banking services primarily to the business and professional community and individuals located in Fresno, Madera, Kern, and Santa Clara Counties, including a variety of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts and time certificates of deposit. Most of our deposits are comprised of accounts from individuals and from small- and medium-sized business-related sources. Time deposits have provided a significant portion of the Bank’s deposit base amounting to 10.23% and 9.43% of total deposits at December 31, 2018 and 2017, respectively.

We also offer a full complement of lending activities, including real estate mortgage (49.2% of total loans at December 31, 2018), commercial and industrial (9.7% of total loans at December 31, 2018), real estate construction (18.5% of total loans at December 31, 2018), as well as agricultural (10.4% of total loans at December 31, 2018), and installment loans (12.2% of total loans at December 31, 2018). Approximately 67.7% of our loans are secured by real estate at December 31, 2018. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2018, we had loans (net of unearned fees) outstanding of $587,814,000, which represented approximately 73.0% of our total deposits and approximately 63.0% of our total assets.

Our real estate mortgage loans are secured by deeds of trust primarily on commercial property. The repayment of real estate mortgage loans generally is from the cash flow of the borrower. Commercial and industrial loans have a high degree of industry diversification. Our loans may be originated in our market area, or participated with other financial institutions outside our market area. A substantial portion of our commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral. The remainder are unsecured. However, extensions of credit are predicated on the financial capacity of the borrower to repay. Repayment of commercial loans is generally from the cash flow of the borrower. Our real estate construction loans consist of loans to residential contractors, which are secured by single-family residential properties. All real estate loans have established equity requirements. The repayment of real estate construction loans is generally from long-term mortgages with other lending institutions. Our agricultural loans are generally secured by land, equipment, inventory and receivables. Repayment of agricultural loans is generally from the expected cash flow of the borrower.

Although we have a high concentration of commercial real estate loans, we are not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $59,431,000, or 10.11% of the portfolio at December 31, 2018. The residential mortgage loan portfolio is primarily comprised of purchased residential mortgage pools. We do not originate, or have in our loan portfolio, any subprime, Alt-A, or option adjustable rate loans. We do originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, we have restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan.

We purchase loan participations from, and sell loan participations to, other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. We have reduced our level of loan participations over the past several years and as of December 31, 2018, we do not have any participation purchased loans. Loan participations sold comprised 1.2% and 1.3% of the total loan portfolio at December 31, 2018 and 2017, respectively.

In the normal course of business, we make various loan commitments and incur certain contingent liabilities. Due to the nature of the business of our customers, there is no absolute predictability to the utilization of unused loan commitments and therefore, we are unable to forecast the extent to which these commitments will be exercised within the current year. Although we can provide no assurances, we do not believe that any such utilization will constitute a material liquidity demand. The Company does however have collateralized and uncollateralized lines of credit which could be utilized if such loan commitments were to be exercised in excess of normal expectations.

In addition to the loan and deposit services discussed above we also offer a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include online banking, mobile banking, safe deposit boxes, Interactive (Virtual) Teller "ITM" services, ATM services, payroll direct deposit, cashier's checks, and cash management services. We do not operate a trust department; however, we make arrangements with our correspondent bank to offer trust services to our customers upon request. Most of our business originates within Fresno, Madera, Kern, and Santa Clara Counties.

Competition and Market Share

The banking business in California generally, and in the market areas we serve specifically, is highly competitive with respect to both loans and deposits. We compete for loans and deposits with other commercial banks, savings and loan associations, money market funds, credit unions and other financial institutions, including a number that are substantially larger than us. We compete for loans and deposits by offering competitive interest rates and by seeking to provide a higher level of personalized service than is generally offered by larger competitors. Regulatory restrictions on interstate bank branching and acquisitions and on banks providing a broader array of financial services, such as securities underwriting and insurance, have been reduced or eliminated. The availability of banking services over the Internet and on mobile devices continues to expand. Changes in laws and regulations governing the financial services industry cannot be predicted; however, past legislation has served to intensify the competitive environment. Many of the major commercial banks operating in our market areas offer certain services such as trust and international banking services, which we do not offer directly. In addition, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.

Our primary market area at December 31, 2018 was located in Fresno, Madera, and Kern Counties, within California, in which approximately 30 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007, with the Legacy Bank acquisition, in which approximately 50 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2018, which is the most current information available.

	Rank	Share
Fresno County	8th	4.30%
Madera County	8th	6.16%
Kern County	14th	0.76%
Total of Fresno, Madera, Kern Counties	7th	3.08%
Santa Clara County	43rd	0.01%

Supervision and Regulation

Introduction

We are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. Such regulation is intended to, among other things, protect the interests of customers, including depositors, and the federal deposit insurance fund, as well as to minimize risk to the banking system as a whole. These regulations are not, however, generally charged with protecting the interests of our shareholders or creditors. Described below are elements of selected laws and regulations applicable to our Holding Company and/or our Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, and in their application by regulatory agencies, cannot be predicted, and they may have a material effect on the business, operations, and results of our Company or the Bank. Recent political developments, including the change in the political composition of the U.S. Congress and the ongoing investigation of the current administration, have added additional uncertainty to the implementation, scope, and timing of regulatory reforms, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Substantial changes to the regulation of bank holding companies and their subsidiaries have occurred as a result of the enactment in 2010 of the Dodd-Frank Act. Changes in applicable law or regulation, and in their application by regulatory agencies, have had and will continue to have a material effect on the business and results of the Company and its subsidiaries.

The Dodd-Frank Act significantly changed the regulatory framework for financial services companies, and since its enactment has required significant rulemaking and numerous studies and reports. Among other things, it created a new Financial Stability Oversight Council (the “Council”) with broad authority to make recommendations covering enhanced prudential standards and more stringent supervision for large bank holding companies and certain non-bank financial services companies. The Dodd-Frank Act significantly reduced interchange fees on debit card transactions, changed the preemption of state laws applicable to national banks, increased the regulation of consumer mortgage banking and made numerous other changes.

In addition to the Dodd-Frank Act, other legislative and regulatory proposals affecting banks have been made in recent years both domestically and internationally. Among other things, these proposals include significant additional capital and liquidity requirements and limitations on the size or types of activity in which banks may engage.

The Holding Company

General

The Holding Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, and regulated and examined by, the Board of Governors of the Federal Reserve System, or FRB. In addition, the Bank is subject to extensive regulation and periodic examination, principally by the California Department of Business Oversight, or DBO and, as a member bank, the FRB. The Federal Deposit Insurance Corporation, or FDIC, insures the Bank's deposits up to certain prescribed limits. The Holding Company is also subject to regulation by the Securities and Exchange Commission ("SEC") and to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and through the listing of its common stock on NASDAQ, the Holding Company is subject to the listing standards and rules of NASDAQ.

Source of Strength

The Dodd-Frank Act codified existing FRB policy requiring the Holding Company to act as a source of financial strength to the Bank, and to commit resources to support the Bank in circumstances where it might not otherwise do so. However, because the Gramm-Leach-Bliley Act (“GLBA”) provides for functional regulation of financial holding company activities by various regulators, the GLBA prohibits the FRB from requiring payment by a holding company to a depository institution if the functional regulator of the depository institution objects to the payment. In those cases, the FRB could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture. As a result of the Dodd-Frank Act, non-bank subsidiaries of a holding company that engage in activities permissible for an insured depository institution must be examined and regulated in a manner that is at least as stringent as if the activities were conducted by the lead depository institution of the holding company.

Bank Holding Company Liquidity

As a legal entity, separate and distinct from the Bank, the Holding Company has the ability to raise capital on its own behalf or borrow from external sources. We may also obtain additional funds from dividends paid by, and fees charged for services provided to, the Bank. However, regulatory constraints on the Bank may restrict or totally preclude the payment of dividends by the Bank to the Holding Company.

Transactions with Affiliates and Insiders

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

Limitations on Business and Investment Activities

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

Capital Adequacy

Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB’s risk-based capital adequacy guidelines, discussed in more detail below in the section entitled “Capital Standards,” assign various risk percentages to different categories of assets and capital are measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

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

Limitations on Dividend Payments

As applicable to the Holding Company, California Corporations Code Section 500 provides that neither the Holding Company nor any of its subsidiaries shall make a distribution to the Holding Company’s shareholders unless the board of directors has determined in good faith that either:

•
The amount of retained earnings of the Holding Company immediately prior to the distribution equals or exceeds the sum of (A) the amount of the proposed distribution plus (B) the preferential dividends arrears amount; or

•	Immediately after the distribution, the value of the Holding Company's assets would equal or exceed the sum of its total liabilities plus the preferential rights amount.

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

Securities Registration and Listing

Our common stock is registered with the SEC under the Exchange Act and, as a result, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act, both administered by the SEC. We are required to file annual, quarterly and other current reports with the SEC. The SEC maintains an Internet site, http://www.sec.gov, at which our filings with the SEC may be accessed. Our SEC filings are also available on our website at http://investors.unitedsecuritybank.com/Docs.

Our common stock is listed on NASDAQ and trades under the symbol “UBFO.” As a company listed on NASDAQ, we are subject to NASDAQ standards for listed companies. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

The Bank

As a California state-chartered bank and a member of the FRB, the Bank is subject to regulation, supervision and regular examination by the FRB, and the DBO. The Bank is subject to California laws insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $250,000 per customer and, as such, the Bank is subject to the applicable provisions of the FDIA and the regulations of the FDIC. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

As of December 31, 2018, the Company and the Bank were "well-capitalized" under these capital standards. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2018 are set forth under the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS - Regulatory Matters - Capital Adequacy.”

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

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions. At December 31, 2018 the Bank owned 28,228 shares of the FHLB-SF capital stock.

Federal Reserve Bank

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2018, the Bank was in compliance with these requirements.

Consumer Regulation

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate, and civil money penalties. Failure to comply with consumer protection regulations may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The CFPB has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The Bank is subject to direct oversight and examination by the CFPB. The CFPB has broad supervisory, examination, and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition, or results of operations.

USA PATRIOT Act and Anti-Money Laundering

The PATRIOT Act, designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The PATRIOT Act, as implemented by various federal regulatory agencies, requires the Company and the Bank to establish and implement policies and procedures with respect to, among other matters, anti‑money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers and prospective customers. The PATRIOT Act and its underlying regulations permit information sharing for counter‑terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the FDIC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering a bank holding company acquisition and/or a bank merger act application.

We regularly evaluate and continue to enhance our systems and procedures to continue to comply with the PATRIOT Act and other anti‑money laundering initiatives. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, strategic, and reputational consequences for the institution and result in material fines and sanctions.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals and others. These rules are based on their administration by OFAC. The OFAC‑administered sanctions targeting designated countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment‑related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil money penalties on the Company and the Bank.

Community Reinvestment Act

The CRA generally requires the Bank to identify the communities it serves and to make loans and investments, offer products, make donations in, and provide services designed to meet the credit needs of these communities. The CRA also requires the Bank to maintain comprehensive records of its CRA activities to demonstrate how we are meeting the credit needs of our communities. These documents are subject to periodic examination by the FDIC. During these examinations, the FDIC rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the FDIC to take into account the record of a bank in meeting the credit needs of all of the communities served, including low‑and moderate‑income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Satisfactory” as of its most recent examination. In the case of a bank holding company, such as the Company, when applying to acquire a bank, savings association, or a bank holding company, the FRB will assess the CRA record of each depository institution of the applicant bank holding company in considering the application.

Customer Information Privacy and Cybersecurity

The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal, non‑public customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with these requirements.

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. For a further discussion of risks related to cybersecurity, see "Item 1A. Risk Factors" included in this Form 10-K.

Privacy

The GLBA and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of non-public personal information about consumers to non‑affiliated third parties. In general, the statutes require disclosures to consumers on policies and procedures regarding the disclosure of such non-public personal information and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank’s policies and procedures. We have implemented privacy policies addressing these restrictions that are distributed regularly to all existing and new customers of the Bank.

Other Aspects of Banking Law

The Bank is also subject to federal statutory and regulatory provisions covering, among other things, security procedures, management interlocks, funds availability and truth-in-savings. There are also a variety of federal statutes that regulate acquisitions of control and the formation of bank holding companies, and the activities beyond owning banks that are permissible.

Employees

At December 31, 2018, the Company employed 125 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Item 1A - Risk Factors
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may adversely impact our business operations. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of our common stock could decline due to any of the events described in these risk factors.

Risks Relating to Our Bank and to the Business of Banking in General
Deterioration of economic conditions could adversely affect our business.
We conduct banking operations principally in California’s Central Valley. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in California’s Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and adverse economic conditions could have a material adverse effect upon us. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect our results of operations and financial condition.
We can provide no assurance that economic conditions in the United States in general and in the State of California and within our operating markets will not deteriorate or that such deterioration will not materially affect us. A deterioration in economic conditions locally, regionally or nationally could result in an economic downturn in the Central Valley with the following consequences, any of which could further adversely affect our business:

•	Loan delinquencies and defaults may increase;

•	Problem assets and foreclosures may increase;

•	Demand for loans or other products and services offered by us may decline;

•	Low cost or noninterest bearing deposits may decrease;

•	Decline in the value of our loans or other assets secured by real estate could occur;

•	Foreclosed assets may not be able to be sold;

•	Decrease in our stock price;

•	An impairment of goodwill or certain intangible assets; or

•	An increase in operating expenses associated with attending to the effects of the above-listed circumstances.

Our allowance for loan losses may not be adequate to cover actual losses.
The risk of credit losses on loans and leases varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower, and, in the case of collateralized loans, the value and marketability of the collateral. We maintain an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, our management makes various assumptions and determinations about the ultimate collectability of the loan portfolio and provides an allowance for losses based upon a percentage of the outstanding balances and for specific loans where their collectability is considered to be questionable.
As of December 31, 2018, our allowance for loan losses was $8,395,000, representing 1.43% of outstanding loans. While we believe that our allowance for loan losses is appropriate for the risk identified in our loans and lease portfolio, we cannot assure you that we will not further increase the allowance for loan losses, that it will be sufficient to address losses we actually incur, or that regulators will not require us to increase this allowance. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks.
Commercial real estate, construction and land development, and commercial and industrial loans, which comprised approximately 67% of our total loan portfolio as of December 31, 2018, expose us to a greater risk of loss than residential real estate and consumer loans, which were a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve relatively large balances to a borrower or a group of related borrowers, and an adverse development with respect to a larger commercial loan relationship would expose us to greater risk of loss than would an adverse development with respect to a smaller residential mortgage loan or consumer loan.
If any particular industry or market sector were to experience economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries may differ from what we expected, which could have a material adverse impact on our financial condition or results of operations.
If we foreclose on collateral property, we may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.

We may need to foreclose on collateral property to protect our investment and may thereafter own and operate such property, in which case we will be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) natural calamities. Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate, and as a result, we may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect our ability to generate revenues, resulting in reduced levels of profitability.
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
Our performance is substantially dependent on net interest income, which is the difference between the interest income received from interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. To reduce our exposure to interest rate fluctuations, management seeks to manage the balances of interest sensitive assets and liabilities, and maintain appropriate maturity and repricing parameters for these assets and liabilities. A mismatch between the amount of rate sensitive assets and rate sensitive liabilities in any time period may expose us to interest rate risk. Generally, if rate sensitive assets exceed rate sensitive liabilities, the net interest margin will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate sensitive liabilities exceed rate sensitive assets, the net interest margin will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment. Increases in interest rates may reduce the overall level of loans we originate, and, thus, the amount of loan and commitment fees earned, as well as the market value of investment securities and other interest-earning assets. Moreover, fluctuations in interest rates may also result in disintermediation, which is the flow of funds away from depository institutions into direct investments, such as corporate securities and other investment vehicles which, because of the absence of federal deposit insurance, generally pay higher rates of return than depository institutions.
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
If we cannot attract deposits, our growth may be inhibited.
Our ability to increase our assets depends in large part on our ability to attract additional deposits at favorable rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers. We provide no assurances that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our decisions regarding the fair value of assets acquired could be inaccurate which could materially and adversly affect our business, financial condition, result of operation, and future prospects.
To comply with U.S. GAAP, our management must exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. Management makes various estimates and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. If the actual performance of the acquired loans and/or the value of the collateral differs materially from management's estimates, any resulting losses or increased credit loss provisions could have a negative effect on our business, financial condition, or results of operations.
Changes in accounting standards may affect our performance.
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
One such change is ASU 2016-13, which was released by the FASB in 2016 and which the Company is required to adopt no later than January 1, 2020. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the current expected credit loss ("CECL") model, in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will necessitate significantly greater data requirements and changes to methodologies to accurately account for expected losses over the life of a loan. There can be no assurance that we will not be required to increase our reserves and allowance for loan loss as a result of the implementation of CECL. Increased provisions for loan losses may adversely affect our results of operations and financial condition.
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

We depend, and will continue to depend to a significant extent, on in-house hosted software and on a number of relationships with third party technology service providers. Specifically, we utilize software and hardware systems for transaction processing, essential web hosting, debit card processing, merchant bankcard processing, internet banking systems and other processing services from third party service providers. If these third party service providers experience difficulties or terminate their services, and we are unable to replace them with other qualified service providers, or we experience turnover of key staff, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially adversely affected.
We rely on other companies to provide key components of our business infrastructure.
We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as data processing and storage, recording and monitoring transactions, on-line banking interfaces and services, Internet connections, telecommunications, and network access. Even though we have a vendor management program to help us carefully select and monitor the performance of third parties, we do not control their actions. The failure of a third-party to perform in accordance with the contracted arrangements under service level agreements as a result of changes in the third party’s organizational structure, financial condition, support for existing products and services, strategic focus, system interruption or breaches, or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, an inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the FRBSF. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and international credit markets.
We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial and financial soundness of other financial institutions. Financial institutions are closely related as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Loss of public confidence in any one institution, including through default, could lead to liquidity and credit problems, losses, or defaults for other institutions. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity and credit problems, losses, or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges we interact with on a daily basis or key funding providers such as the Federal Home Loan Banks, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition, or results of operations.

Risks Relating to Dividends and our Common Stock

Our future ability to pay dividends is subject to restrictions.
As a holding company with no significant assets other than the Bank, we depend on dividends from the Bank to fund our operating expense, payments of interest on our junior subordinated debentures, and estimated tax payments. Our ability to continue to pay dividends depends in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code. In addition, it is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer, as further described under “Item 7 - Management's Discussion and Analysis of Operations - Regulatory Matters- Dividends” in this report.
In the event the Bank is unable to pay dividends to the Holding Company, it is likely that we, in turn, would have to discontinue capital distributions in the form of dividends or share repurchases and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or subordinated debentures. The inability of the Bank to pay dividends to the Holding Company could have a material adverse effect on our business, including the market price of our common stock.
Our Holding Company expenses and obligations with respect to our trust preferred securities and corresponding junior subordinated deferrable interest debentures issued by us may also limit or impair our ability to declare or pay dividends.
As of December 31, 2018, the Bank paid approximately $6,947,000 in dividends to our Holding Company. No assurances can be given that our future performance will justify the payment of dividends in any particular year.
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
In order to maintain our capital at desired or regulatory-required levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for, or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute your ownership interest as a shareholder. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders
Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.
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
Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2018.

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

The Company also has nine remote ATM or ITM locations leased from unrelated parties.

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

Item 4 – Mine Safety Disclosures

Not applicable

PART II

Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

Our common stock trades on The Nasdaq Global Select Market and is traded under the symbol UBFO. At December 31, 2018, there were approximately 597 record holders of our common stock. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The following table sets forth the high and low closing sales prices by quarter for our common stock, for the years ended December 31, 2018 and 2017.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2018	$11.18	$9.41	877,712
3rd Quarter 2018	$11.50	$10.65	753,907
2nd Quarter 2018	$11.45	$10.70	745,092
1st Quarter 2018	$10.75	$10.15	1,134,156
4th Quarter 2017	$11.10	$9.20	1,339,681
3rd Quarter 2017	$9.85	$8.75	1,134,983
2nd Quarter 2017	$9.85	$7.05	2,668,596
1st Quarter 2017	$8.12	$7.13	541,529

Dividends

The Company's shareholders are entitled to dividends when and as declared by our Board of Directors out of funds legally available therefore. Dividends paid to our shareholders are subject to restrictions set forth in the California General Corporation Law, which provides that a California corporation may make a distribution, including paying dividends on its capital stock, from retained earnings to the extent that the retained earnings exceed (a) the amount of the proposed distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. Alternatively, a California corporation may make a distribution, if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. As a bank holding company without significant assets other than its equity position in the Bank, our ability to pay dividends to our shareholders depends primarily upon dividends we receive from the Bank. Such dividends paid by the Bank to our Holding Company are subject to certain limitations. See “Management’s Discussion and Analysis of Financial and Results of Operations - Regulatory Matters.”

We declared and paid a $0.07 cash dividend to our shareholders on January 4, 2018, a $0.09 cash dividend to our shareholders on April 9, 2018 and July 9, 2018, and a $0.10 cash dividend to our shareholders on October 9, 2018. We declared and issued a 1% stock dividend to our shareholders on April 7, 2017, and declared and paid a $0.05 cash dividend to shareholders on May 8, 2017 and July 7, 2017, and a $0.07 cash dividend to shareholders on October 10, 2017.

The amount and payment of dividends to our shareholders are set by our Board of Directors with numerous factors being taken into consideration including but not limited to our earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	94,601	(1)	$7.87	532,265
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	94,601		$7.87	532,265
(1) Under the United Security Bancshares 2015 Equity Incentive Award Plan (the "2015 Plan"), we are authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). At December 31, 2018, there were 59,217 shares of restricted stock issued and outstanding.

A complete description of the above plans is included in Note 11 of our Financial Statements, in Item 8 of this Report, and is hereby incorporated by reference.

Recent Sales of Unregistered Securites and Use of Proceeds

None.

Purchases of Equity Securities by Affiliates and Associated Purchasers

On April 25, 2017, the Company’s Board of Directors approved the repurchase of up to $3 million of the outstanding common stock of the Company. The duration of the program is open-ended and the timing of purchases will depend on market conditions. We did not repurchase any common shares under the stock repurchase plan during the years ended December 31, 2018 and 2017.

Item 6 - Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial information for each of the years in the five‑year period ended December 31, 2018. The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements as of December 31, 2018 and 2017, and the related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
(in thousands except per share data and ratios)	2018	2017	2016	2015	2014
Summary of Year-to-Date Earnings:
Interest income and loan fees	$36,615	$32,930	$29,473	$27,410	$24,962
Interest expense	2,703	1,730	1,409	1,281	1,345
Net interest income	33,912	31,200	28,064	26,129	23,617
(Recovery of provision) provision for credit losses	(1,764)	24	(21)	(41)	(845)
Net interest income after (recovery of provision) provision for credit losses	35,676	31,176	28,085	26,170	24,462
Noninterest income	4,605	4,306	4,514	4,735	5,161
Noninterest expense	20,932	19,803	20,345	19,598	19,215
Income before taxes on income	19,349	15.679	12,254	11,307	10,408
Taxes on income	5,332	7,039	4,869	4,497	4,192
Net income	$14,017	$8,640	$7,385	$6,810	$6,216

Per Share Data:
Net income- Basic	$0.83	$0.51	$0.44	$0.40	$0.37
Net income - Diluted	$0.83	$0.51	$0.44	$0.40	$0.37
Average shares outstanding - Basic	16,899,960	16,885,587	16,881,379	16,880,563	16,686,896
Average shares outstanding - Diluted	16,938,772	16,904,915	16,889,027	16,882,787	16,692,646
Book value per share	$6.45	$6.00	$5.79	$5.58	$5.37

Financial Position at Period-end:
Total assets	$933,058	$805,836	$787,972	$725,644	$663,169
Total net loans and leases	579,419	593,123	561,931	505,663	446,824
Total deposits	805,643	687,693	676,629	621,805	565,373
Total shareholders' equity	109,240	101,353	96,654	89,635	82,826

Selected Financial Ratios:
Return on average assets	1.61%	1.07%	0.98%	0.98%	0.93%
Return on average equity	13.23%	8.63%	7.86%	7.88%	7.8%
Average equity to average assets	12.14%	12.46%	12.43%	12.41%	11.88%
Net interest margin (1)	4.28%	4.27%	4.11%	4.22%	4.01%
Allowance for credit losses as a percentage of total nonperforming assets	38.81%	52.62%	47.15%	30.26%	36.41%
Net (recoveries) charge-offs to average loans	(0.20)%	(0.06)%	0.14%	0.2%	(0.14)%
Allowance of credit losses as a percentage of period-end loans	1.43%	1.54%	1.56%	1.88%	2.35%
Dividend payout ratio	33.76%	33.22%	—%	—%	—%

1.	Fully taxable equivalent

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company

United Security Bancshares, a California corporation, is a bank holding company registered under the BHCA with corporate headquarters located in Fresno, California. The principal business of United Security Bancshares is to serve as the holding company for its wholly-owned subsidiary, United Security Bank. References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiary, USB Investment Trust Inc., a special purpose real estate investment trust organized under Maryland law. References to “we,” “us,” or the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company,” refer to United Security Bancshares, the parent company, on a stand-alone basis.

Current Trends Affecting Results of Operations and Financial Position
Our overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact our results of operations, but also the composition of our balance sheet. One of our primary strategic goals is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth.
Since the Bank primarily conducts banking operations in California’s Central Valley, our operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon our financial condition and result of operations.
The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued into the fourth quarter of 2018. The severe declines in residential construction and home prices that began in 2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted our operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As we continue our business development and expansion efforts throughout our market areas, we will also maintain our commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices and housing start numbers improved in the five county region from Merced to Kern beginning in 2013.
We continue to emphasize relationship banking and core deposit growth, and have focused greater attention on the Bank’s market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets are also exhibiting stronger demand for construction lending and commercial lending from small- and medium-size businesses, as commercial and residential real estate markets have shown improvements.
We continually evaluate our strategic business plan as economic and market factors change in our market area. Balance sheet management, enhancing revenue sources, and maintaining market share were of primary importance to us during 2018 and will contiue to be beyond 2018. The previous pressure on net margins as interest rates hit historic lows appears to be waning and we anticipate that interest rates will rise slowly. As a result, market rates of interest and asset quality will continue to be important factors in our ongoing strategic planning process.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently may result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated using our own assumptions in regard to the assumptions that market participants would use in pricing the asset or liability.

The most significant accounting policies we follow are presented in Note 1 to our consolidated financial statements included herein. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses, other real estate owned through foreclosure, impairment of investment securities, revenue recognition, nonaccrual income recognition, fair value estimates on junior subordinated debt, valuation for deferred income taxes, and goodwill, to be accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Credit Losses

The allowance for credit losses represents management's estimate of probable incurred credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality and Allowance for Credit Losses section of this financial review.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value of the collateral is charged to the allowance for credit losses. The determination of fair value is generally based upon pre-approved, external appraisals. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense. The fair market valuation of such properties is based upon estimates, and as such, is subject to change as circumstances in our market area, or general economic trends, fluctuate.

Impairment of Investment Securities

Investment securities are impaired when the amortized cost exceeds fair value. We evaluate investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. Our management considers the extent and duration of the unrealized loss and assesses whether it intends to sell, or it is likely that it will be required to sell the security before the anticipated recovery. If the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

For investment securities that do not meet the criteria regarding intent or requirement to sell, we compare the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows to determine OTTI related to credit loss. The amount of OTTI related to credit loss is recognized in earnings, with the balance recognized in other comprehensive income.

Revenue Recognition

Our primary sources of revenue are interest income from loans and investment securities. Interest income is generally recorded on an accrual basis, unless the collection of such income is not reasonably assured or cannot be reasonably estimated. Pursuant to accounting standards related to revenue recognition, nonrefundable fees and costs associated with originating or acquiring loans are recognized as a yield adjustment to the related loans by amortizing them into income over the term of the loan using a method which approximates the interest method.  Other credit-related fees, such as standby letter of credit fees, loan placement fees and annual credit card fees are recognized as noninterest income during the period the related service is performed.

For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed at management's discretion based upon management's assessment of collectability, and interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan.

Fair Value

Effective January 1, 2007, we adopted fair value option accounting standards choosing to apply the standards to our junior subordinated debt. We concurrently adopted the accounting standards related to fair value measurements. The accounting standards related to fair value measurements define how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2018 and 2017, we recorded fair value adjustments related to our junior subordinated debt totaling losses of $392,000 and $882,000, respectively. (See Notes 9 and 14 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred taxes are measured using current tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered. If our future income is not sufficient to apply the deferred tax assets within the tax years to which they may be applied, the deferred tax asset may not be realized and our income will be reduced. We recorded no valuation allowance against our deferred tax assets at December 31, 2018 and 2017.

On January 1, 2007, we adopted accounting standards related to uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the accounting standards, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

Pursuant to the accounting standards related to uncertainty in income taxes, we will continue to re-evaluate existing tax positions, as well as new positions as they arise. If we determine in the future that our tax positions are not “more likely than not” to be sustained (as defined) by taxing authorities, we may need to recognize additional tax liabilities.

Results of Operations

Net income for the year ended December 31, 2018 was $14,017,000 or $0.83 per share ($0.83 diluted) compared to $8,640,000 or $0.51 per share ($0.51 diluted) for year ended December 31, 2017. The increase of $5,377,000 between December 31, 2017 and December 31, 2018 is primarily the result of increases in interest-earning assets and the decrease in the tax rate as a result of the Tax Cuts and Jobs Act enacted in 2017 and effective for tax year 2018. Interest income increased by $3,685,000, or 11.19%, between December 31, 2017 and December 31, 2018. Taxes on income decreased by $1,707,000, or 24.25%.

Return on average assets was 1.61% for the year ended December 31, 2018 compared to 1.07% for the year ended December 31, 2017. Return on average equity was 13.23% for the year ended December 31, 2018 compared to 8.63% for the year ended December 31, 2017.

As with variances in net income, changes in the return on average assets and average equity experienced by the Company during 2018 and 2017 were effected by increases in average loan balances and net interest income.

The following table sets forth certain selected financial data for each of the years in the five-year periods ended December 31, 2018, and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein:

(In thousands except per share data and ratios)	2018	2017	2016	2015	2014
Selected Financial Ratios:
Return on average assets	1.61%	1.07%	0.98%	0.98%	0.93%
Return on average shareholders' equity	13.23%	8.63%	7.86%	7.88%	7.80%
Average shareholders' equity to average assets	12.14%	12.46%	12.43%	12.41%	11.88%
Dividend payout ratio	33.76%	33.21%	—%	—%	—%

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

Net interest income before provision (benefit) for credit losses was $33,912,000 for the year ended December 31, 2018, representing an increase of $2,712,000, or 8.69%, compared to net interest income before provision for credit losses of $31,200,000 for the year ended December 31, 2017. Although market rates of interest are at historically low levels, our disciplined deposit pricing efforts have helped maintain adequate margins. Our net interest margin, as shown in Table 1 below, increased to 4.28% for the year ended December 31, 2018, when compared to 4.27% for the year ended December 31, 2017 and 4.11% for the year ended December 31, 2016.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:
The following table summarizes the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis for the years indicated:

		2018			2017			2016
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans and leases (1)	$581,221	$32,383	5.57%	$569,079	$30,817	5.42%	$540,777	28,182	5.21%
Investment Securities – taxable	54,838	1,146	2.09%	52,513	901	1.72%	49,612	825	1.66%
Interest-bearing deposits in other banks	—	—	—%	644	5	0.78%	1,517	8	0.53%
Interest-bearing deposits in FRB	157,222	3,086	1.96%	108,218	1,207	1.12%	90,393	458	0.51%
Total interest-earning assets	793,281	$36,615	4.62%	730,454	$32,930	4.51%	682,299	29,473	4.32%
Allowance for credit losses	(9,118)			(9,067)			(9,311)
Noninterest-earning assets:
Cash and due from banks	27,605			22,225			21,886
Premises and equipment, net	10,040			10,613			10,497
Accrued interest receivable	7,577			4,594			2,568
Other real estate owned	5,745			5,998			9,100
Other assets	37,704			39,313			36,658
Total average assets	$872,834			$804,130			$753,697
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$102,130	$145	0.14%	$87,867	$117	0.13%	$85,357	111	0.13%
Money market accounts	192,344	1,299	0.68%	154,629	703	0.45%	148,911	567	0.38%
Savings accounts	86,086	236	0.27%	79,202	183	0.23%	67,590	145	0.21%
Time deposits	69,452	598	0.86%	76,856	423	0.55%	73,680	344	0.47%
Junior subordinated debentures	9,922	425	4.28%	9,211	304	3.30%	8,058	242	3.00%
Total interest-bearing liabilities	459,934	$2,703	0.59%	407,765	$1,730	0.42%	383,596	$1,409	0.37%
Noninterest-bearing liabilities:
Noninterest-bearing checking	300,698			289,334			268,712
Accrued interest payable	130			102			81
Other liabilities	6,123			6,769			7,592
Total average liabilities	766,885			703,970			659,981

Total average shareholders' equity	105,949			100,160			93,716
Total average liabilities and shareholders' equity	$872,834			$804,130			$753,697
Interest income as a percentage of average earning assets			4.62%			4.51%			4.32%
Interest expense as a percentage of average earning assets			0.34%			0.24%			0.21%
Net interest margin			4.28%			4.27%			4.11%
(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $1,046 for the year ended December 31, 2018, loan costs of approximately $537 for the year ended December 31, 2017, and loan costs of $163 for the year ended December 31, 2016.

The prime rate rose from 4.50% to 5.50% during 2018 and is expected to see further increases during 2019. These increases will affect rates for both loans and customer deposits, both of which are likely to increase as the prime rate increases.

Both our net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes in interest income and expense, which are not attributable specifically to either rate or volume, are allocated proportionately between the two variances based on the absolute dollar amounts of the change in each.

Table 2.  Rate and Volume Analysis

	2018 compared to 2017			2017 compared to 2016
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$1,566	$936	630	$2,635	$1,216	1,419
Investment securities	245	204	41	76	30	46
Interest-bearing deposits in other banks	(5)	(8)	3	(3)	5	(8)
Interest-bearing deposits in FRB	1,879	762	1,117	749	535	214
Total interest income	3,685	1,894	1,791	3,457	1,786	1,671
Increase (decrease) in interest expense:
Interest-bearing demand accounts	624	424	200	142	118	24
Savings accounts	53	36	17	38	12	26
Time deposits	175	219	(44)	79	64	15
Subordinated debentures	121	96	25	62	26	36
Total interest expense	973	775	198	321	220	101
Increase (decrease) in net interest income	$2,712	$1,119	1,593	$3,136	$1,566	1,570

The net interest margin rose slightly in 2018 due to increase in loan portfolio yields, yields of overnight investments with the Federal Reserve Bank, and investment securities yields. We seek to mitigate the low interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.57% during the year ended December 31, 2018, as compared to 5.42% and 5.21% for the years ended December 31, 2017 and 2016, respectively.  For the year ended December 31, 2018, total interest income increased approximately $3,685,000, or 11.19%, as compared to the year ended December 31, 2017, reflective of an increase of $1,566,000 in loan interest income. Average interest-earning assets increased approximately $62,827,000 between 2018 and 2017 and the rate on interest-earning assets increased 11 basis points during the two periods. The increase in average earning assets between 2018 and 2017 consisted of increases of $49,004,000 in interest-bearing deposits held at the Federal Reserve Bank, increases of $12,142,000 in loans, and increases of $2,325,000 in investment securities. Average interest-earning assets increased approximately $48,155,000 between 2017 and 2016 and the rate on interest-earning assets increased 19 basis points during the two periods. The average rates on loans increased 21 basis points between the two periods, and the average rate on investment securities increased approximately 6 basis points during the year ended December 31, 2017, as compared to the same period of 2016.  The rate on interest-earning assets increased during the year ended December 31, 2017 due to increases in loans, overnight deposit yields, and investment securities.

For the year ended December 31, 2018, total interest expense increased approximately $973,000, or 56.24%, as compared to the year ended December 31, 2017. Between those two periods, average interest-bearing liabilities increased by $52,169,000, and the average rates paid on these liabilities increased by 17 basis points. CDARs reciprocal deposits, which are preferred by some depositors, have increased from $12.1 million to $19.5 million.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/18	YTD Average 12/31/17	YTD Average 12/31/16
Loans	73.27%	77.91%	79.26%
Investment securities available for sale	6.91%	7.18%	7.27%
Interest-bearing deposits in other banks	—%	0.09%	0.22%
Interest-bearing deposits in FRB	19.82%	14.82%	13.25%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	22.21%	21.55%	22.25%
Money market accounts	41.82%	37.92%	38.82%
Savings accounts	18.72%	19.42%	17.62%
Time deposits	15.10%	18.85%	19.21%
Subordinated debentures	2.15%	2.26%	2.10%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Provision for Credit Losses

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is appropriate to cover risk elements in the loan portfolio.

For the year ended December 31, 2018, the recovery of provision to the allowance for credit losses totaled $1,764,000. The provision for the year ended December 31, 2017 totaled $24,000. The recovery of provision for the year ended December 31, 2016 totaled $21,000.

The allowance for credit losses decreased to 1.43% of total loans during the year ended December 31, 2018, as compared to 1.54% at December 31, 2017, and 1.56% at December 31, 2016. The recovery of provision recorded during 2016, the modest provision recorded in 2017, and the recovery of provision of $1,764,000 recorded during 2018, are a result of continuing improvements in the overall credit quality of the loan portfolio, net recoveries, overall improvements in economic conditions over the recent years, and improvements in loan collateral property values. For further discussion, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality and Allowance for Credit Losses.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

(In thousands)	2018	% of Total	2017	% of Total	2016	% of Total
Customer service fees	$3,544	76.96%	$3,851	89.43%	$3,792	84.01%
Increase in cash surrender value of bank-owned life insurance	520	11.29%	534	12.40%	$530	11.74%
Loss on fair value of marketable equity securities	(78)	(1.69)%	—	0.00%	$—	—%
Gain on proceeds from bank-owned life insurance	171	3.71%	—	—%	$—	—%
Loss on fair value of junior subordinated debentures	(424)	(9.21)%	(882)	(20.48)%	$(518)	(11.48)%
Other	872	18.94%	803	18.65%	$710	15.73%
Total	$4,605	100.00%	$4,306	100.00%	$4,514	100.00%

Noninterest income consists primarily of fees and commissions earned on services that are provided to our banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2018 increased $299,000, or 6.94%, when compared to the same period of 2017. Customer service fees, the primary component of noninterest income, decreased $307,000, or 7.97%, between the two periods presented, The decrease was due primarily to the closing of the Financial Services department. The increase in noninterest income of $299,000 between the two periods is the result of a decrease in the loss on the fair value of junior subordinated debentures of $424,000 during 2018 as compared to a loss of $882,000 during 2017. The change in the fair value of junior subordinated debentures was primarily caused by fluctuations in the LIBOR yield curve. The cost of our subordinated debentures issued by USB Capital Trust II has increased in concert with market rates over the last three or four years. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 3.73% and 3.20% at December 31, 2018 and 2017, respectively.

Noninterest income for the year ended December 31, 2017, decreased $208,000 or 4.61% when compared to the same period of 2016. Customer service fees increased $59,000 or 1.56% between the two periods. The decrease in noninterest income of $208,000 is the result of a loss on the fair value of junior subordinated debentures of $882,000 during 2017 as compared to a loss of $518,000 during 2016, partially offset by increases in customer service fees.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$11,721	1.48%	$10,821	1.48%	$10,628	1.56%
Occupancy expense	4,372	0.55%	4,254	0.58%	4,222	0.62%
Data processing	171	0.02%	119	0.02%	148	0.02%
Professional fees	1,617	0.20%	1,433	0.20%	1,493	0.22%
Regulatory assessments	330	0.04%	391	0.05%	767	0.11%
Director fees	321	0.04%	289	0.04%	284	0.04%
Correspondent bank service charges	63	0.01%	71	0.01%	—	—%
Loss on California tax credit partnership	25	—%	109	0.01%	158	0.02%
Net cost (gain) on operation and sale of OREO	145	0.02%	(150)	(0.02)%	263	0.04%
Other	2,167	0.27%	2,466	0.34%	2,382	0.35%
Total	$20,932	2.64%	$19,803	2.71%	$20,345	2.98%

Noninterest expense increased $1,129,000, or 5.70%, between the years ended December 31, 2018 and 2017. The net increase in noninterest expense between the comparative periods is primarily the result of increases in salaries and employee benefits, professional fees, and net OREO costs, partially offset by a decrease in the loss recorded on a tax credit partnership. Noninterest expense decreased $542,000 between the years ended December 31, 2017 and 2016, due to decreases in net OREO costs and regulatory assessments, partially offset by increases in salaries and employee benefits.

Included in net costs on operations of OREO for the years ended December 31, 2018 and 2017 are OREO operating expenses totaling $145,000 and $186,000, respectively, and a gain on OREO of $336,000 recorded in 2017. There were no impairment losses on OREO recorded during the years ended 2018 and 2017.

During the years ended December 31, 2018 and 2017, the Company recognized stock-based compensation expense of $744,000 ($0.04 per share basic and diluted) and $97,000 (less than $0.01 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits. If new stock options or units are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

Income Taxes

Our income tax expense is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in our pretax income or loss shown in the statements of operations and comprehensive income. As pretax income or loss amounts become smaller, the impact of these differences become more significant and are reflected as variances in our effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in our statements of operations and comprehensive income. Our effective tax rate for the year ended December 31, 2018 was 27.56% compared to 44.89% for the year ended December 31, 2017. With the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, the Company's federal income tax rate changed from 34% to 21%. At December 31, 2017, the effective tax rate rose to 45%, from 40% as a result of the revaluation of our net deferred tax asset in light of the reduction in tax for 2018. This resulted in a write-down of $986,000 on our net deferred tax asset at year end 2017. The impact to earnings for fourth quarter 2017 was $0.06 per share.

We review our current tax positions at least quarterly based upon accounting standards related to uncertainty in income taxes which includes the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of "more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

We have reviewed all of our tax positions as of December 31, 2018, and have determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased by $127,222,000, or 15.79%, from $805,836,000 at December 31, 2017 to $933,058,000 at December 31, 2018. During the year ended December 31, 2018, net loans decreased by $13,704,000. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold increased a net $118,691,000, and investment securities increased by $24,363,000 during the year ended December 31, 2018. Total deposits of $805,643,000 at December 31, 2018, increased $117,950,000, or 17.15%, from $687,693,000 at December 31, 2017.

During the year ended December 31, 2017, net loans increased $31,191,000. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased by $14,554,000, while investment securities decreased by $11,769,000 during the year ended December 31, 2017. Total deposits of $687,693,000 at December 31, 2017 increased $11,064,000, or 1.64%, from the balance at December 31, 2016 of $676,629,000.

Earning assets averaged approximately $793,281,000 during the year ended December 31, 2018, as compared to $730,454,000 for the year ended December 31, 2017. Average interest-bearing liabilities increased to $459,934,000 for the year ended December 31, 2018, as compared to $407,765,000 for the year ended December 31, 2017.

Loans

Our primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of our earning assets. Loans totaled $587,933,000 at December 31, 2018, a decrease of $13,418,000, or 2.23%, from total loans of $601,351,000 at December 31, 2017. During 2018, average loans increased 2.13% when compared to the year ended December 31, 2017. Average loans totaled $581,221,000 and $569,079,000 for the years ended December 31, 2018 and 2017, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2018		2017		2016		2015		2014
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and industrial	$56,978	9.7%	$47,026	7.8%	$49,005	8.6%	$55,826	10.8%	$62,369	13.6%
Real estate mortgage	289,200	49.2%	306,293	50.9%	288,200	50.6%	252,232	48.9%	214,877	46.9%
RE construction & development	108,795	18.5%	122,970	20.4%	130,687	22.9%	130,596	25.3%	137,158	30.0%
Agricultural	61,149	10.4%	59,481	9.9%	56,918	10.0%	52,137	10.1%	31,713	6.9%
Installment and student loans	71,811	12.2%	65,581	11.0%	44,949	7.9%	24,527	4.9%	11,802	2.6%
Total loans	$587,933	100.0%	$601,351	100.0%	$569,759	100.0%	$515,318	100.0%	$457,919	100.0%

Loan volume continues to be highest in what has historically been our primary lending emphasis: commercial, real estate mortgage, and construction lending. Total loans decreased $13,418,000 during 2018. There were decreases of $17,093,000, or 5.58%, in real estate mortgage loans and $14,175,000, or 11.53%, in real estate construction and development loans. There were increases of $9,952,000, or 21.16%, in commercial and industrial loans, $6,230,000, or 9.5%, in installment loans, and $1,668,000, or 2.8%, in agriculture loans.

Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 39.03% and 36.76%, of the total loan portfolio at December 31, 2018 and December 31, 2017, respectively. Commercial real estate loans increased $8,416,000 during 2018. Residential mortgage loans are not generally a large part of our loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. Additionally, we purchase residential mortgage pools. Residential mortgage loans are generally 30-year amortizing loans with maturities of between three and five years. These loans totaled $59,431,000 or 10.11% of the portfolio at December 31, 2018, and $84,804,000, or 14.10% of the portfolio at December 31, 2017. We held no purchased loan participations at December 31, 2018 or December 31, 2017. Loan participations sold decreased from $7,535,000 or 1.25% of the portfolio at December 31, 2017, to $7,140,000, or 1.21%, at December 31, 2018.

During 2017, we experienced an increase of $18,093,000, or 6.28%, in real estate mortgage loans, an increase of $20,632,000, or 45.90%, in installment loans, an increase of $2,563,000, or 4.50%, in agricultural loans, and decreases of $1,979,000, or 4.04%, in commercial and industrial loans and $7,717,000, or 5.90%, in construction loans.

At December 31, 2018, approximately 55.3% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Real estate mortgage loans decreased $17,093,000 during 2018 due to paydowns on purchased residential mortgage loans. Real estate construction loans decreased $14,175,000, or 11.5%, during 2018, and $7,717,000, or 5.9%, during 2017. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, which primarily consist of short-term, floating rate loans for crop financing, increased $1,668,000, or 2.8%, between December 31, 2017 and December 31, 2018. Commercial loans, consisting primarily of loans for non real estate business operations, increased $9,952,000, or 21.16%.

The real estate mortgage loan portfolio totaling $289,200,000 at December 31, 2018, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the predominate segment of the portfolio, with balances of $229,448,000, and $221,032,000 at December 31, 2018 and 2017, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly secured by commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but does purchase mortgage portfolios. The residential real estate mortgage portfolio balances totaled $59,431,000 and $84,804,000 at December 31, 2018 and 2017, respectively. Our home equity loan portfolio totaled $321,000 at December 31, 2018, and $457,000 at December 31, 2017.

Included within the installment loan portfolio are $68,221,000 in student loans as of December 31, 2018, as compared to $59,853,000 at December 31, 2017, an increase of $8,368,000. The student loan portfolio consists of unsecured loans to medical and pharmacy students currently enrolled in medical and pharmacy schools in the US and the Caribbean.  The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $52,695,000 at December 31, 2018. Accrued interest on loans that have not entered repayment status totaled $5,612,000 at December 31, 2018. At December 31, 2018, there were 595 loans within repayment, deferment, and forbearance which represented $15,526,000, $1,945,000, and $7,336,000 in outstanding balances respectively. Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high wage earners. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of December 31, 2018 was approximately $90,000. Loan interest rates range from 4.875% to 9.875%. At December 31, 2018, $15,526,000 in loans were in repayment compared to $6,473,000 as of December 31, 2017. Accrued interest on student loans was $5,984,000 and $4,261,000 as of December 31, 2018 and 2017, respectively. As of December 31, 2017 the student loan portfolio was insured through a surety bond issued by ReliaMax Surety Company which provided us a reasonable expectation of collection. As such the allowance calculated for the portfolio was included within the calculation of our general reserves. In June 2018, ReliaMax Surety Company was declared insolvent by the South Dakota Division of Insurance and is now in liquidation. As a result of the insolvency, we assessed the risks within the student loan portfolio and determined that along with the calculation of the general reserve of $880,000 an additional allowance of $640,000 was appropriate for a total reserve against the student loan portfolio of $1,520,000 as of December 31, 2018. At December 31, 2017 the reserve against the student loan portfolio was $772,000. Additionally, as of December 31, 2018, $26,000 in accrued interest receivable was reversed, due to charge-offs of $388,000. There were no TDR’s within the portfolio as of December 31, 2018 or 2017.

We utilize Reunion Student Loan Finance Corporation ("RSLFC") as our third-party servicer for the student loan portfolio. RSLFC provides servicing for the student loan portfolio, including application administration, processing, approval, documenting, funding, and collection. They also provide file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, we are reliant on RSLFC for complete program management. We pay RSLFC a monthly servicing fee based on the principal balance outstanding. Interest income on the student loan portfolio offsets this expense, and is presented net of expense within loan interest income.

The following table summarizes the credit quality indicators for outstanding student loans as of December 31, 2018 and December 31, 2017 (in 000's, except for number of borrowers):

	December 31, 2018			December 31, 2017
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	1,056	$42,852	$5,494	1,216	$48,825	$3,973
Grace	23	562	81	55	1,446	166
Repayment	366	15,526	118	201	6,473	40
Deferment	48	1,945	79	32	1,128	45
Forbearance	181	7,336	212	50	1,981	37
Claim	—	—	—	—	—	—
Total	1,674	$68,221	$5,984	1,554	$59,853	$4,261

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

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2018. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total
Commercial and agricultural	$49,269	$37,290	$31,568	$118,127
Real estate construction & development	76,439	30,202	2,154	108,795
Real estate – mortgage	28,679	132,891	127,630	289,200
All other loans	1,659	1,546	68,606	71,811
Total loans	$156,046	$201,929	$229,958	$587,933

For the year ended December 31, 2018 and 2017, the average yield on loans was 5.57% and 5.42%, respectively.  We utilize rate floors intended to mitigate interest rate risk if interest rates fall, as well as to compensate us for additional credit risk under current market conditions. Our loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest.

At December 31, 2018 and 2017, approximately 55.3% and 52.0%, respectively, of our loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2018. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

	Due in one	Due after one Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$56,949	$156,722	$32,220	$245,891
Floating rate loans	91,018	41,234	197,738	329,990
Total accruing loans	147,967	197,956	229,958	575,881
Nonaccrual loans:
Fixed rate loans	8,079	3,973	—	12,052
Floating rate loans	—	—	—	—
Total nonaccrual loans	8,079	3,973	—	12,052
Total Loans	$156,046	$201,929	$229,958	$587,933

Securities

The following is a comparison of the amortized cost and approximate fair value of available-for-sale securities for the years indicated:

	December 31, 2018		December 31, 2017
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)	Amortized Cost	Fair Value (Carrying Amount)
Available-for-sale:
U.S. Government agencies	$36,665	$36,527	$19,683	$19,954
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,289	29,899	22,391	22,031
Total available-for-sale	$66,954	$66,426	$42,074	$41,985

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2018 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$—	—%	$4,721	3.06%	$31,944	3.01%	$36,665	3.02%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	7	(3.8)%	8,170	2.71%	1,015	2.71%	21,097	3.26%	30,289	3.09%
Total amortized cost	$7	(3.80)%	$8,170	2.71%	$5,736	3.00%	$53,041	3.11%	$66,954	3.05%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2018 and 2017, available-for-sale securities with an amortized cost of approximately $58,790,000 and $34,781,000, respectively (fair value of $58,263,000 and $34,543,000, respectively) were pledged as collateral for public funds and FHLB borrowings.

As of December 31, 2017, marketable equity securities with a fair value of $3,737,000 were recorded within investment securities available for sale with unrealized losses recorded through comprehensive income and accumulated other comprehensive income. As of January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) 2016-01 and reclassified its marketable equity securities from investments available for sale into a separate component of investment securities. The ASU requires marketable equity securities to be reported at fair value with changes recorded through earnings. As of January 1, 2018, unrealized losses of $184,000 were reversed from accumulated other comprehensive income to retained earnings.

During the year ended December 31, 2018, the Company recognized $78,000 of unrealized losses related to marketable equity securities held at December 31, 2018 in the consolidated statements of income.

Deposits

Our Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Core deposits, consisting of all deposits other than time deposits of $250,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 97.3% and 98.1% of the total deposit portfolio at December 31, 2018 and 2017, respectively. The Bank currently holds no brokered deposits as part of its continuing effort to maintain sufficient liquidity without a reliance on brokered deposits.

 The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Noninterest-bearing deposits	$292,720	$307,299	$262,697	$262,168	$215,439
Interest-bearing deposits:
NOW and money market accounts	340,445	234,154	235,873	226,886	211,290
Savings accounts	90,046	81,408	75,068	63,592	60,499
Time deposits:
Under $250,000	60,875	51,687	87,419	58,122	65,844
$250,000 and over	21,557	13,145	15,572	11,037	12,301
Total interest-bearing deposits	512,923	380,394	413,932	359,637	349,934
Total deposits	$805,643	$687,693	$676,629	$621,805	$565,373

The following table sets forth the year-end percentages of total deposits by category for the years indicated:

	December 31,
	2018	2017	2016	2015	2014
Noninterest-bearing deposits	36.33%	44.69%	38.82%	42.16%	38.11%
Interest-bearing deposits:
NOW and money market accounts	42.26%	34.05%	34.86%	36.49%	37.37%
Savings accounts	11.18%	11.84%	11.09%	10.23%	10.70%
Time deposits:
Under $250,000	7.56%	7.52%	12.92%	9.35%	11.65%
$250,000 and over	2.68%	1.91%	2.30%	1.77%	2.18%
Total interest-bearing deposits	63.67%	55.31%	61.18%	57.84%	61.89%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Our deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Increases in total deposits have been realized during each of the last five years. During the year ended December 31, 2018, noninterest-bearing deposits decreased $14,579,000, or 4.74%. Total time deposits increased $17,600,000, or 27.15%, during the year ended December 31, 2018. NOW and money market deposits increased $106,291,000, or 45.39%, during the year ended December 31, 2018. Savings accounts increased $8,638,000, or 10.61%

During the year ended December 31, 2017 noninterest-bearing deposits increased $44,602,000, or 16.98%. Total time deposits decreased $38,159,000, or 37.05%. Savings accounts increased $6,340,000, or 8.45%, and NOW and money market decreased $1,719,000, or 0.73%.

On a year-to-date average basis, total deposits increased $62,822,000, or 9.1%, between the years ended December 31, 2017 and December 31, 2018. Interest-bearing deposits increased by $51,458,000, or 12.91%, and noninterest-bearing deposits increased $11,364,000, or 3.93%, during 2018. On average, we experienced increases in all deposit account categories between the years ended December 31, 2017 and December 31, 2018, except for time deposits. On a year-to-date average basis, total deposits increased by $43,638,000, or 6.8%, between the years ended December 31, 2016 and December 31, 2017. Of that total, interest-bearing deposits increased by $23,016,000, or 6.13%, and noninterest-bearing deposits increased $20,622,000, or 7.67%, during 2017. On average, we experienced increases in all deposit categories between the years ended December 31, 2016 and December 31, 2017.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2018 and 2017:

	2018		2017
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
Checking accounts	$294,474	0.49%	$242,496	0.34%
Savings	86,086	0.27%	79,202	0.23%
Time deposits (1)	69,452	0.86%	76,856	0.55%
Noninterest-bearing deposits	300,698		289,334
(1) Included at December 31, 2018, are $21,557,000 in time certificates of deposit of $250,000 or more, of which $4,842,000 mature in three months or less, $11,111,000 mature between three to twelve months, $4,549,000 mature in one to three years, and $1,055,000 mature in over three years.

Short-term Borrowings

We have the ability to obtain borrowed funds consisting of federal funds purchased, discount window borrowings, securities sold under agreements to repurchase (“repurchase agreements”) and Federal Home Loan Bank (“FHLB”) advances as alternatives to retail deposit funds. We have established collateralized and uncollateralized lines of credit with several correspondent banks, the FRB discount window, as well as a securities dealer, for the purpose of obtaining borrowed funds as needed. We may continue to borrow funds in the future as part of our asset/liability strategy, and may use these funds to acquire certain other assets as deemed appropriate by our management for investment purposes and to better utilize the capital resources of the Bank. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate as part of our asset/liability management strategy. FHLB advances are collateralized by our investment in FHLB stock, securities, and certain qualifying mortgage loans. In addition, we have the ability to obtain borrowings from the Federal Reserve Bank of San Francisco ("FRB"), collateralized by certain pledged loans in our loan portfolio. The lines of credit are subject to periodic review of the Company’s financial statements by the grantors of the credit lines. Lines of credit may be modified or revoked at any time if the grantors feel there are adverse trends in our financial position.

We had collateralized lines of credit with the FRB of $287,446,000 and $305,236,000, as well as FHLB lines of credit totaling $4,119,000 and $13,363,000 at December 31, 2018 and 2017, respectively. In addition, the Company obtained a $10,000,000 uncollateralized line of credit during 2013 from Pacific Coast Bankers Bank, a $20,000,000 uncollateralized line of credit during 2014 from Zion's Bank, and a $10,000,000 uncollateralized line of credit during 2017 from Union Bank. At December 31, 2018, we had no outstanding balances drawn against any of its lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

Asset Quality and Allowance for Credit Losses

Lending money is our principal business activity, and ensuring appropriate evaluation, diversification, and control of credit risks is a primary management responsibility. Losses are implicit in lending activities and the amount of such losses will vary, depending on the risk characteristics of the loan portfolio as affected by local economic conditions and the financial experience of borrowers.

The allowance for credit losses is maintained at a level deemed appropriate by our management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectability of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole is judgmental and subject to economic, environmental, and other conditions which cannot be predicted with certainty. When determining the adequacy of the allowance for credit losses, we follows in accordance with GAAP, the guidelines set forth in the Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued by banking regulators in December 2006. The Statement is a revision of the previous guidance released in July 2001, and outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio, and updates previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the allowance for credit losses. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was released during July 2001, and represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.  It is also generally consistent with the guidance published by the banking regulators.

The allowance for loan losses includes an asset-specific component, as well as a general or formula-based component. We segment the loan and lease portfolio into eleven (11) segments, primarily by loan class and type, that have homogeneity and commonality of purpose and terms for analysis under the formula-based component of the allowance. Those loans which are determined to be impaired under current accounting guidelines are not subject to the formula-based reserve analysis, and are instead evaluated individually for specific impairment under the asset-specific component of the allowance.

The eight segments of our loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to our loan classification reported elsewhere in this report):

Loan Segments for Loan Loss Reserve Analysis	Loan Balances at December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial and business loans	$55,929	$46,065	$47,464	$54,503	$60,422
Government program loans	1,049	961	1,541	1,323	1,947
Total commercial and industrial	56,978	47,026	49,005	55,826	62,369
Real estate – mortgage:
Commercial real estate	229,448	221,032	200,213	182,554	154,672
Residential mortgages	59,431	84,804	87,388	68,811	59,095
Home improvement and home equity loans	321	457	599	867	1,110
Total real estate mortgage	289,200	306,293	288,200	252,232	214,877
Real estate construction and development	108,795	122,970	130,687	130,596	137,158
Agricultural	61,149	59,481	56,918	52,137	31,713
Installment and student loans	71,811	65,581	44,949	24,527	11,802
Total loans	$587,933	$601,351	$569,759	$515,318	$457,919
(1) Consumer Loans

Our methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:
- the formula allowance;
- specific allowances for problem graded loans identified as impaired; and
- and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on our historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Factors that may affect collectability of the loan portfolio include:

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in our loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans include impaired loans and loans categorized as substandard, doubtful, and loss, which are not considered impaired. At December 31, 2018, impaired and classified loans totaled $18,717,000, or 3.18%, of gross loans as compared to $27,311,000, or 4.54%, of gross loans at December 31, 2017.

Loan participations are reviewed for allowance adequacy under the same guidelines as other loans in our portfolio, with an additional participation factor added, if required, for specific risks associated with participations. In general, participations are subject to certain thresholds set by us, and are reviewed for geographic location as well as the well-being of the underlying agent bank.

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on our historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2018 and 2017, the formula reserve allocated to undisbursed commitments totaled $494,000 and $329,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

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

The unallocated portion of the allowance is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting our key lending areas, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2018 and 2017.

(In thousands)	December 31, 2018	December 31, 2017
Specific allowance – impaired loans	$1,776	$1,888
Formula allowance – classified loans not impaired	4	1,136
Formula allowance – special mention loans	17	181
Total allowance for special mention and classified loans	1,797	3,205
Formula allowance for pass loans	6,005	4,806
Unallocated allowance	593	1,256
Total allowance	8,395	9,267
Impaired loans	18,683	14,790
Classified loans not considered impaired	34	12,521
Total classified and impaired loans	18,717	27,311
Special mention loans not considered impaired	2,228	10,201
 The following table summarizes allowance for loan losses, nonperforming loans, and classified loans for the periods shown:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Allowance for loan losses - beginning of period	$9,267	$8,902
Net loans recovered during period	(892)	(341)
(Recovery of provision) provision for credit loss	(1,764)	24
Allowance for loan losses - end of period	8,395	9,267
Loans outstanding at period-end	587,933	601,351
ALLL as % of loans at period-end	1.43%	1.54%
Nonaccrual loans	12,052	5,296
Accruing restructured loans	3,832	6,084
Loans, past due 90 days or more, still accruing	—	485
Total non-performing loans	15,884	11,865
ALLL as % of nonperforming loans	52.85%	78.10%
Impaired loans	18,683	14,790
Classified loans not considered impaired	34	12,521
Total classified and impaired loans	$18,717	$27,311
ALLL as % of classified loans	44.85%	33.93%

Impaired loans increased $3,893,000 between December 31, 2017 and December 31, 2018 while the specific allowance related to those impaired loans decreased $112,000 between December 31, 2017 and December 31, 2018. This was the result of certain payoffs with higher reserves throughout the year, and the addition of newly identified collateral dependent impaired loans. The formula allowance related to criticized loans that are not impaired (including special mention and substandard) decreased by $1,296,000 between December 31, 2017 and December 31, 2018 through a risk upgrade of one significant-balance loan. The level of “pass” loans increased approximately $2,789,000 between December 31, 2017 and December 31, 2018, while the related formula allowance increased $1,199,000 during the same period as a result in part due to the increased allowance for student loans. The formula allowance for "pass loans" is derived from loss factors using migration analysis and management's consideration of qualitative factors. The unallocated reserve totaled $593,000, or 7.1% of total ALLL at December 31, 2018, and $1,256,000, or 13.6%%, of total ALLL at December 31, 2017. The decrease in the unallocated reserve was primarily due to management's decision to reverse $1,615,000 in provision throughout the period, offset by provisions for overdrafts and undisbursed commitments. In evaluating the level of the unallocated reserve, management considered our loan relationships, our construction and land development concentrations, and our loss history relative to peers.

Our methodology attempts to accurately estimate losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in our loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. Those factors include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions.

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. Our stake-in-the-ground methodology requires the Company to use December 31, 2005 as the starting point of the look back period to capture loss history and better capture an entire economic cycle. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

We consider a loan to be impaired when, based upon current information and events, we believe it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans include nonaccrual loans, troubled debt restructures, and performing loans in which full payment of principal or interest is not expected. Management bases the measurement of these impaired loans either on the fair value of the loan's collateral or the expected cash flows on the loans discounted at the loan's stated interest rates. Cash receipts on impaired loans not performing to contractual terms and that are on nonaccrual status are used to reduce principal balances. Impairment losses are included in the allowance for credit losses through a charge to the provision, if applicable.

At December 31, 2018 and 2017, our recorded investment in loans for which impairment has been recognized totaled $18,683,000 and $14,790,000, respectively. Included in total impaired loans at December 31, 2018, are $5,437,000 of impaired loans for which the related specific allowance is $1,776,000, as well as $13,246,000 of impaired loans that, as a result of excess collateral or excess in the calculation of net present value of future cash flows, did not need a specific allowance. Total impaired loans at December 31, 2017 included $7,187,000 of impaired loans for which the related specific allowance was $1,888,000, as well as $7,603,000 of impaired loans that as a result of write-downs on the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $17,197,000 and $15,973,000 during the years ended December 31, 2018 and 2017, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method.

The largest category of impaired loans at December 31, 2018 was real estate construction and development loans, comprising of 62.43% of total impaired loans. Impaired construction loans increased $5,691,000, impaired commercial and industrial loans decreased $502,000, impaired real estate mortgage loans decreased $951,000, and impaired agricultural loans decreased $386,000 during the year ended December 31, 2018. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $15,736,000, or 84.2%, at December 31, 2018, as compared to $10,491,000, or 70.93%, of total impaired loans at December 31, 2017 were secured by real estate.

The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2018 and 2017.

	Balance	Allowance	Balance	Allowance
(In thousands)	December 31, 2018	December 31, 2018	December 31, 2017	December 31, 2017
Commercial and industrial	$2,816	$787	$3,318	$534
Real estate – mortgage	3,345	469	4,296	488
Real estate construction and development	11,663	—	5,972	—
Agricultural	818	520	1,204	866
Installment and student loans	41	—	—	—
Total impaired loans	$18,683	$1,776	$14,790	$1,888

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance.

At December 31, 2018, total TDRs of $7,059,000 included $2,838,000 in real estate construction balances, $2,029,000 in residential mortgage balances, and $1,305,000 in commercial real estate balances. At December 31, 2017, total TDRs of $11,362,000 included $5,951,000 in real estate construction balances, $2,542,000 in residential mortgage balances, and $1,233,000 in commercial real estate balances.

Total TDRs decreased by 37.87% at December 31, 2018, as compared to December 31, 2017. Nonaccrual TDRs decreased by 38.86% and accruing TDRs decreased by 37.02% over the same period. While commercial real estate balances increased slightly, all other TDR categories decreased when compared on a year-over-year basis. Concessions granted include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

The following tables summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2018 and December 31, 2017.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2018	December 31, 2018	December 31, 2018
Commercial and industrial	$75	$—	$75
Real estate - mortgage:
Commercial real estate	1,305	389	916
Residential mortgages	2,028	—	2,028
Total real estate mortgage	3,333	389	2,944
Real estate construction and development	2,838	2,838	—
Agricultural	813	—	813
Installment and student loans	—	—	—
Total Troubled Debt Restructurings	$7,059	$3,227	$3,832

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2017	December 31, 2017	December 31, 2017
Commercial and industrial	$436	$194	$242
Real estate - mortgage:
Commercial real estate	1,233	454	779
Residential mortgages	2,542	288	2,254
Total real estate mortgage	3,775	742	3,033
Real estate construction and development	5,951	4,342	1,609
Agricultural	1,200	—	1,200
Installment and student loans	—	—	—
Total Troubled Debt Restructurings	$11,362	$5,278	$6,084

Of the $7,059,000 in total TDRs at December 31, 2018, $3,227,000 were on nonaccrual status at period-end. Of the $11,362,000 in total TDRs at December 31, 2017, $5,278,000 were on nonaccrual status at period-end. As of December 31, 2018, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans.

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

The following table summarizes special mention loans by type for the years ended December 31, 2018 and December 31, 2017.

(In thousands)	December 31, 2018	December 31, 2017
Commercial and industrial	$48	$—
Real estate - mortgage:
Commercial real estate	2,180	8,487
Residential mortgages	470	643
Home equity loans	—	—
Total real estate mortgage	2,650	9,130
RE construction & development	—	720
Agricultural	—	994
Installment and student loans	—	—
Total Special Mention Loans	$2,698	$10,844

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

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Total loans outstanding at end of period before deducting allowances for credit losses	$587,814	$602,390	$570,834	$515,376	$459,575
Average net loans outstanding during period	581,221	569,079	540,777	493,375	422,760
Balance of allowance at beginning of period	9,267	8,902	9,713	10,771	10,988
Loans charged off:
Real estate	(47)	(23)	(29)	—	(200)
Commercial, industrial & agricultural	(98)	(122)	(870)	(1,397)	(318)
Installment and student loans	(409)	(18)	(24)	(489)	(16)
Total loans charged off	(554)	(163)	(923)	(1,886)	(534)
Recoveries of loans previously charged off:
Real estate	29	95	55	225	728
Commercial, industrial & agricultural	1,102	201	60	630	330
Installment and student loans	315	208	18	14	104
Total loan recoveries	1,446	504	133	869	1,162
Net loans recovered (charged off)	892	341	(790)	(1,017)	628
(Recovery of provision) provision charged to operating expense	(1,764)	24	(21)	(41)	(845)
Balance of allowance for credit losses at end of period	$8,395	$9,267	$8,902	$9,713	$10,771
Net loan recoveries (charge-offs) to total average loans	0.15%	0.06%	(0.15)%	(0.21)%	0.15%
Net loan recoveries (charge-offs) to loans at end of period	0.15%	0.06%	(0.14)%	(0.20)%	0.14%
Allowance for credit losses to total loans at end of period	1.43%	1.54%	1.56%	1.88%	2.34%
Net loan recoveries (charge-offs) to allowance for credit losses	10.63%	3.68%	(8.87)%	(10.47)%	5.83%
Net loan recoveries (charge-offs) to (recovery of provision) provision for credit losses	(50.57)%	1,420.83%	3,761.90%	2,480.49%	(74.32)%

Loan charge-offs increased $391,000 during the year ended December 31, 2018, when compared to the year ended December 31, 2017. Loan recoveries increased $942,000 during the same period. There were student loan charge-offs totaling $388,000 during the fourth quarter and an addition to the overdraft reserve of $1,000.

The following is a summary of the quarterly activity in the allowance for loan losses for the year ended December 31, 2018 (in thousands).

Description	Loss	Recoveries	Provision	Balance
Balance Forward				$9,267
1st quarter - 2018	$95	$133	$(189)	9,116
2nd quarter- 2018	5	450	(1,136)	8,425
3rd quarter - 2018	52	798	(373)	8,798
4th quarter - 2018	402	65	(66)	8,395
Total YTD - 2018	$554	$1,446	$(1,764)	$8,395

At December 31, 2018 and 2017, $494,000 and $329,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in Other Liabilities on the consolidated balance sheets.

Management believes that the 1.43% credit loss allowance to total loans at December 31, 2018 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that economic conditions may materialize which differ and more adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2018		2017		2016		2015		2014
(Dollars in thousands)	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans
Commercial and industrial	$1,673	0.28%	$1,408	0.23%	$1,843	0.32%	$1,652	0.32%	$1,218	0.27%
Real estate – mortgage	1,015	0.17%	1,182	0.20%	1,430	0.25%	1,449	0.28%	1,653	0.36%
RE construction and development	2,424	0.41%	2,903	0.48%	3,378	0.59%	4,629	0.90%	6,278	1.37%
Agricultural	1,131	0.19%	1,631	0.27%	666	0.12%	655	0.13%	482	0.11%
Installment and student loans	1,559	0.27%	887	0.15%	888	0.16%	1,258	0.24%	293	0.06%
Not allocated	593	0.11%	1,256	0.21%	697	0.12%	70	0.01%	847	0.18%
	$8,395	1.43%	$9,267	1.54%	$8,902	1.56%	$9,713	1.88%	$10,771	2.35%

During 2018, reserve allocations as a percentage of loans decreased for real estate mortgage, real estate construction and development, and agricultural loans. These decreases are a result of a combination of factors including decreases in charge-offs, classified and past due loans, and credit quality improvements. Increases in reserve allocations for commercial and industrial loans were primarily due to the growth of the loan segment, adjusted by the change in the qualitative factors related to the nature and volume of the portfolio. Increases in reserve allocation for installment loans were a result of increases in the overall portfolio balances, and the addition of reserves related to student loans.

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

The following summarizes our allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Formula allowance	$6,026	$6,123	$6,845	$6,546	$9,209
Specific allowance	1,776	1,888	1,360	3,097	715
Unallocated allowance	593	1,256	697	70	847
Total allowance	$8,395	$9,267	$8,902	$9,713	$10,771

The total formula allowance has decreased steadily over the past five years. This downward trend is the result of reduced net charge offs coupled with continued improving economic conditions.

No loans were classified as doubtful at December 31, 2018 or December 31, 2017.

The evaluation of our inherent losses involve a high degree of uncertainty because they are not identified with specific problem credits, and therefore we do not allocate the unallocated allowance among segments of the portfolio. At December 31, 2018 and December 31, 2017, we had unallocated allowances of $593,000 and $1,256,000. Our estimate of the unallocated allowance is based upon a number of underlying factors including 1) current loan concentrations 2) historical loss history relative to peers during the economic crises 3) the effect of soft real estate markets, and 4) the effects of having a larger number of borrowing relationships which are close to our lending limit, which, if any one were not to perform to contractual terms, would have a material impact on the allowance.

While our loan portfolio has elevated concentrations in commercial real estate, commercial, and construction loans, the portfolio percentages fall within our loan policy guidelines.

It is our policy to discontinue the accrual of interest income on loans for which reasonable doubt exists with respect to the timely collectability of interest or principal due to the inability of the borrower to comply with the terms of the loan agreement. Such loans are placed on nonaccrual status whenever the payment of principal or interest is 90 days past due or earlier when the conditions warrant, and interest collected is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. We may grant exceptions to this policy if the loans are well secured and in the process of collection.

 The following table sets forth our nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans (1)	$12,052	$5,296	$7,264	$8,193	$9,935
Accruing restructured loans	3,832	6,084	5,146	11,028	5,641
Loans, past due 90 days or more, still accruing	—	485	1,250	—	—
Total non-performing loans	15,884	11,865	13,660	19,221	15,576
Other real estate owned	5,745	5,745	6,471	12,873	14,010
Total non-performing assets	$21,629	$17,610	$20,131	$32,094	$29,586

Non-performing loans to total gross loans	2.70%	1.97%	2.40%	3.73%	3.40%
Non-performing assets to total gross loans	3.68%	2.92%	3.53%	6.23%	6.47%
Allowance for loan losses to nonperforming loans	52.85%	78.10%	65.17%	50.53%	69.15%
 (1) Included in nonaccrual loans at December 31, 2018 and 2017 are restructured loans totaling $3,227 and $5,278, respectively.

Non-performing assets at December 31, 2018 increased $4,019,000 between December 31, 2017 and December 31, 2018, due to a increase in nonaccrual loans of $6,756,000, offset by a decrease of $2,252,000 in accruing restructured loans.

Non-performing assets decreased $2,646,000 between December 31, 2017 and December 31, 2016, due to decreases of $1,968,000 in nonaccrual loans and $726,000 in other real estate owned, offset by an increase of $938,000 in accruing restructured loans.

Non-performing assets decreased $11,963,000 between December 31, 2016 and December 31, 2015, due to a decrease of $929,000 in nonaccrual loans, a decrease of $5,881,000 in accruing restructured loans, and a decrease of $6,402,000 in other real estate owned, offset by $1,250,000 in loans past due 90 days or more but still accruing.

The following table summarizes various nonperforming components of the loan portfolio as compared to total loans for the periods shown.

(In thousands)	December 31, 2018	December 31, 2017
(Recovery of provision) provision for credit losses during period	$(1,764)	$24
Allowance as % of nonperforming loans	52.85%	78.10%
Nonperforming loans as % total loans	2.70%	1.97%
Restructured loans as % total loans	1.20%	1.89%

Nonperforming assets, which are primarily related to the real estate loans and other real estate owned portfolio, increased $4,019,000 from a balance of $17,610,000 at December 31, 2017 to a balance of $21,629,000 at December 31, 2018. Nonaccrual loans totaling $12,052,000 at December 31, 2018, increased $6,756,000 from the balance of $5,296,000 reported at December 31, 2017. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans increased $3,893,000 during the year ended December 31, 2018 to a balance of $18,683,000 at December 31, 2018 due primarily to the addition of two large-balance loans secured by real estate, offset by decreases in impaired TDRs. Other real estate owned remained at the same balance at December 31, 2017 and December 31, 2018. As a result of these events, nonperforming assets as a percentage of total assets increased from 2.19% at December 31, 2017 to 2.32% at December 31, 2018.

While real estate markets have strengthened over the last few years, management continues to monitor economic conditions in the real estate market for signs of either deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Management continues to monitor and reduce the level of problem assets by working with borrowers to identify options, including loan restructures, in order to work through difficulties a borrower might face. Restructured loans numbers have been greatly reduced over the last four years. Net loan recoveries during the year ended December 31, 2018 totaled $892,000, as compared to net loan recoveries of $341,000 for the year ended December 31, 2017. We charged-off approximately 9 loans during the year ended December 31, 2018, compared to 6 loans during the year ended December 31, 2017. Net loan recoveries totaling $892,000 during the year ended December 31, 2018, included $38,000 in net recoveries during the quarter ended March 31, 2018, $445,000 in net recoveries during the quarter ended June 30, 2018, $746,000 in net recoveries during the quarter ended September 30, 2018, and $337,000 in net charge-offs during the fourth quarter of 2018. The percentage of net recoveries to average loans was 0.15%, for the year ended December 31, 2018.

The loan portfolio increased from $515,318,000 at December 31, 2016, to $601,351,000 at December 31, 2017, and decreased to $587,933,000 at December 31, 2018. Nonperforming loans increased to $15,884,000 at December 31, 2018, from $11,865,000 at December 31, 2017, and $13,660,000 at December 31, 2016. Nonaccrual loans and accruing restructured loans are included in nonperforming loans. During the same period, total impaired and classified loans decreased from $27,311,000 at December 31, 2017, to $18,717,000 at December 31, 2018.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance		Change
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2017
Commercial and industrial	$—	$212	$(212)
Real estate - mortgage	389	742	(353)
Real estate - construction	11,663	4,342	7,321
Agricultural	—	—	—
Installment and student loans	—	—	—
Total Nonaccrual Loans	$12,052	$5,296	$6,756

Loans past due more than 30 days are receiving increased management attention and are monitored for increased risk. As of December 31, 2018 and 2017 past due loans more than 30 days totaled $9,515,000 and $1,445,000, respectively. We continue to move past due loans to nonaccrual status in its ongoing effort to recognize loan problems at an earlier point in time when they may be dealt with more effectively. As impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

Except for the loans included in the above tables, there were no loans at December 31, 2018, where the known credit problems of a borrower caused us to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2018, include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, Union Bank, and from the Federal Reserve Bank totaling $331,565,000.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2018, 2017, and 2016, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2018	$220,337
December 31, 2017	$107,934
December 31, 2016	$113,032

Cash and cash equivalents increased $112,403,000 during the year ended December 31, 2018, and decreased $5,098,000 during the year ended December 31, 2017.

The Company had a net cash inflow from operations of $11,124,000 for the year ended December 31, 2018, and a net cash inflow from operations totaling $7,555,000 for the period ended December 31, 2017. The Company experienced net cash outflows from investing activities totaling $11,939,000 and net cash outflows of $20,856,000 during the years ended December 31, 2018 and December 31, 2017, respectively. For the year ended December 31, 2018, increases in deposits outweighed purchases of available for sale securities. For the year ended December 31, 2017, increases in loans outweighed principal payments on available for sale securities.

During the year ended December 31, 2018, the Company experienced net cash inflows from financing activities totaling $113,218,000, primarily as the result of increases in demand deposit and savings accounts and time deposits. For the year ended December 31, 2017, the Company experienced net cash inflows from financing activities totaling $8,203,000 primarily as the result of increases in demand deposits and savings accounts offset by decreases in time deposits.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to unused lines of credit from other banks totaling $331,565,000, the contingency plan includes identified funding sources, and steps that may be taken in the event the total liquidity ratio falls or is projected to fall below policy limits for any extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 40% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

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

4)
The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2018, the Company had available credit of $287,446,000 from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole. This credit facility may not be competitively priced under certain economic conditions. As such, the Company does not expect to use this facility except for short periods, but does consider this to be a key contingency funding source.

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

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, are maintained at levels deemed sufficient to provide the cash necessary to fund loan growth as well as projected deposit runoff. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2018, the Bank had 63.00% of total assets in the loan portfolio and a loan to deposit ratio of 71.92%, as compared to 74.75% of total assets in the loan portfolio and a loan to deposit ratio of 86.25% at December 31, 2017. Liquid assets at December 31, 2018 include cash and cash equivalents totaling $220,337,000, as compared to $107,934,000 at December 31, 2017.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprise approximately 97.32% of total deposits at December 31, 2018, provide a significant and stable funding source for the Company.  At December 31, 2018, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, Union Bank and the Federal Reserve Bank totaling $331,565,000 are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $421,393,000 at December 31, 2018. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included previously in the financial condition section of this financial review.

The liquidity of the parent company, United Security Bancshares, is separate from the bank and is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California and federal and state banking regulations. During the years ended December 31, 2018 and December 31, 2017, the Bank paid $6,947,000 and $4,291,000 in cash dividends to the parent company, respectively.

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

Quantitative measures established by the capital adequacy guidelines require insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% of Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement.

We have adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis.

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2018 and 2017, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

	Ratio at December 31, 2018	Ratio at December 31, 2017	Minimum for Capital Adequacy	Minimum requirement to be "Well Capitalized"
Total capital to risk weighted assets
Company	17.80%	17.54%	8.00%	N/A
Bank	17.70%	17.31%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	16.55%	16.29%	6.00%	N/A
Bank	16.45%	16.06%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	15.15%	14.81%	4.50%	N/A
Bank	16.45%	16.06%	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.15%	13.01%	4.00%	N/A
Bank	12.16%	12.90%	4.00%	5.00%

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

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was fully implemented at 2.5% on December 31, 2018. Institutions that do not maintain the required capital buffer will become subject to progressively most stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to executive management.

As of December 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Dividends

Dividends paid to our shareholders are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that we may make a distribution to its shareholders if retained earnings immediately prior to the dividend payment are at least equal to the amount of the proposed distribution or if immediately after the distribution, the value of our assets would equal or exceed the sum of our total liabilities. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Holding Company from the Bank.

During the year ended December 31, 2018, the Holding Company paid $4,732,000 in cash dividends to our shareholders and the Bank paid cash dividends of $6,947,000 to the Holding Company in order to fund the Holding Company's operating costs, payments of interest on our junior subordinated debentures, estimated tax payments, redemption of junior subordinated debentures, and cash dividends paid to shareholders. During 2015, $3.0 million of the Company's $15.0 million in junior subordinated debt was retired. The balance of junior subordinated debentures remained at $12.0 million for the years ended December 31, 2018 and December 31, 2017.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, we implemented a deposit reclassification program, which allows us to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2018, the Bank was not subject to a reserve requirement.

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2018 and 2017

Consolidated Statements of Income -
Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Shareholders' Equity -

Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income -
Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Cash Flows -
Years Ended December 31, 2018, 2017, and 2016

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares, including its consolidated subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of
December 31, 2018.

Moss Adams LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in the Report, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
United Security Bancshares and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United Security Bancshares and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
March 1, 2019

We have served as the Company’s auditor since 1999.

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2018 and 2017

(In thousands except shares)	December 31, 2018	December 31, 2017
Assets
Cash and noninterest-bearing deposits in other banks	$28,949	$35,237
Due from Federal Reserve Bank ("FRB")	191,388	72,697
Cash and cash equivalents	220,337	107,934
Investment securities (at fair value)
Available for sale ("AFS") securities	66,426	41,985
Marketable equity securities	3,659	3,737
Total investment securities	70,085	45,722
Loans	587,933	601,351
Unearned fees and unamortized loan origination (fees) costs, net	(119)	1,039
Allowance for credit losses	(8,395)	(9,267)
Net loans	579,419	593,123
Premises and equipment – net	9,837	10,165
Accrued interest receivable	8,341	6,526
Other real estate owned (OREO)	5,745	5,745
Goodwill	4,488	4,488
Deferred tax assets - net	3,174	2,389
Cash surrender value of life insurance	20,244	19,752
Investment in limited partnerships	1,911	1,601
Other assets	9,477	8,391
Total assets	$933,058	$805,836
Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$292,720	$307,299
Interest bearing	512,923	380,394
Total deposits	805,643	687,693
Accrued interest payable	57	44
Other liabilities	7,963	7,017
Junior subordinated debentures (at fair value)	10,155	9,730
Total liabilities	823,818	704,484
Commitments and contingencies (Note 13)
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 16,946,622 at December 31, 2018 and 16,885,615 at December 31, 2017	58,624	57,880
Retained earnings	49,942	44,182
Accumulated other comprehensive income (loss)	674	(710)
Total shareholders' equity	109,240	101,352
Total liabilities and shareholders' equity	$933,058	$805,836
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2018, 2017, and 2016

(In thousands except shares and EPS)	December 31, 2018	December 31, 2017	December 31, 2016
Interest Income:
Interest and fees on loans	$32,383	$30,817	$28,182
Interest on investment securities	1,146	901	825
Interest on deposits in FRB	3,086	1,207	458
Interest on deposits in other banks	—	5	8
Total interest income	36,615	32,930	29,473
Interest Expense:
Interest on deposits	2,278	1,426	1,167
Interest on other borrowed funds	425	304	242
Total interest expense	2,703	1,730	1,409
Net Interest Income	33,912	31,200	28,064
(Recovery of Provision) Provision for Credit Losses	(1,764)	24	(21)
Net Interest Income after (Recovery of Provision) Provision for Credit Losses	35,676	31,176	28,085
Noninterest Income:
Customer service fees	3,544	3,851	3,792
Increase in cash surrender value of bank-owned life insurance	520	534	530
Loss on fair value of marketable equity securities	(78)	—	—
Gain on proceeds from bank-owned life insurance	171	—	—
Loss on fair value of junior subordinated debentures	(424)	(882)	(518)
Other	872	803	710
Total noninterest income	4,605	4,306	4,514
Noninterest Expense:
Salaries and employee benefits	11,721	10,821	10,628
Occupancy expense	4,372	4,254	4,222
Data processing	171	119	148
Professional fees	1,617	1,433	1,493
Regulatory assessments	330	391	767
Director fees	321	289	284
Correspondent bank service charges	63	71	—
Loss on California tax credit partnership	25	109	158
Net cost (gain) on operation and sale of OREO	145	(150)	263
Other	2,167	2,466	2,382
Total noninterest expense	20,932	19,803	20,345
Income Before Provision for Taxes	19,349	15,679	12,254
Provision for Taxes on Income	5,332	7,039	4,869
Net Income	$14,017	$8,640	$7,385
Net Income per common share
Basic	$0.83	$0.51	$0.44
Diluted	$0.83	$0.51	$0.44
Shares on which net income per common share were based
Basic	16,899,960	16,885,587	16,881,379
Diluted	16,938,772	16,904,915	16,889,027
 See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017, and 2016

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net Income	$14,017	$8,640	$7,385

Unrealized holdings (losses) gains on securities	(362)	16	(648)
Unrealized gains (losses) on unrecognized post retirement costs	5	(6)	(22)
Unrealized gain on junior subordinated debentures	32	—	—
Other comprehensive (loss) income, before tax	(325)	10	(670)
Tax benefit (expense) related to securities	54	(6)	259
Tax (expense) benefit related to unrecognized post-retirement costs	(2)	3	9
Tax expense related to junior subordinated debentures	(9)	—	—
Total other comprehensive (loss) income	(282)	7	(402)
Comprehensive Income	$13,735	$8,647	$6,983
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2018, 2017, and 2016

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance January 1, 2016 (1)	16,051,406	$52,572	$37,265	$(202)	$89,635
(1) Excludes 15,019 unvested restricted shares

Other comprehensive loss				(402)	(402)
Common stock dividends	651,725	3,949	(3,949)		—
Stock options exercised	2,463	6			6
Stock-based compensation expense		30			30
Net Income			7,385		7,385
Balance December 31, 2016 (2)	16,705,594	$56,557	$40,701	$(604)	$96,654
(2) Excludes 12,015 unvested restricted shares

Other comprehensive income				7	7
Reclassification of income tax effects from accumulated other comprehensive income			113	(113)	—
Common stock dividends	167,082	1,220	(1,220)		—
Stock options exercised	2,514	6			6
Dividends on common stock ($0.17 per share)			(2,870)		(2,870)
Dividends payable ($0.07 per share)			(1,182)		(1,182)
Restricted stock units released	10,425				—
Stock-based compensation expense		97			97
Net Income			8,640		8,640
Balance December 31, 2017 (3)	16,885,615	$57,880	$44,182	$(710)	$101,352
(3) Excludes 46,511 unvested restricted shares

Adoption of ASU 2016-01: reclassification of TRUPS to accumulated other comprehensive income			(1,482)	1,482	—
Adoption of ASU 2016-01: recognition of previously unrealized losses within marketable equity securities			(184)	184	—
Adjusted balance at January 1, 2018	16,885,615	$57,880	$42,516	$956	$101,352

Other comprehensive loss				(282)	(282)
Dividends on common stock ($0.28 per share)			(4,732)		(4,732)
Dividends payable ($0.11 per share)			(1,859)		(1,859)
Restricted stock units released	61,007				—
Stock-based compensation expense		744			744
Net Income			14,017		14,017
Balance December 31, 2018 (4)	16,946,622	$58,624	$49,942	$674	$109,240
(4) Excludes 59,217 unvested restricted shares
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017, and 2016

(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net Income	$14,017	$8,640	$7,385
Adjustments to reconcile net income to cash provided by operating activities:
(Recovery of provision) provision for credit losses	(1,764)	24	(21)
Depreciation and amortization	1,352	1,335	1,428
Amortization of investment securities	631	534	481
Accretion of investment securities	(5)	(8)	(28)
Increase in accrued interest receivable	(1,815)	(2,631)	(1,676)
Increase (decrease) in accrued interest payable	13	(32)	47
Decrease (increase) in unearned fees	1,159	36	(1,017)
(Increase) decrease in income taxes receivable	(316)	(734)	957
Stock-based compensation expense	744	97	30
(Recovery of provision) provision for deferred income taxes	(785)	906	2,199
Decrease in accounts payable and accrued liabilities	(940)	(39)	(146)
Gain on sale of investment in limited partnership	—	(3)	—
Gain on sale of other real estate owned	—	(336)	(37)
Unrealized loss on marketable equity securities	78	—	—
Loss on fair value option of junior subordinated debentures	424	882	518
Gain on bank owned life insurance	(171)	—	—
Increase in surrender value of life insurance	(520)	(534)	(530)
Loss on tax credit limited partnership interest	25	109	158
Gain on disposal of premises and equipment	(29)	(73)	—
Net increase in other assets	(974)	(618)	(290)
Net cash provided by operating activities	11,124	7,555	9,458

Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	—	650	878
Purchase of correspondent bank stock	(23)	(495)	(101)
Maturities and calls on available-for-sale securities	—	—	2,600
Principal payments on available-for-sale securities	9,678	11,260	4,687
Purchases of available-for-sale securities	(34,921)	—	(34,987)
Purchase of bank-owned life insurance/company-owned life insurance	—	—	(220)
Net decrease (increase) in loans	14,310	(31,251)	(51,465)
Cash proceeds from sales of other real estate owned	—	1,062	3,378
Payoff of senior liens on other real estate owned	—	—	(705)
Proceeds from Bank Owned Life Insurance	376	—	—
Capital expenditures for premises and equipment	(1,024)	(1,128)	(1,073)
(Investment in) distributions from limited partnership	(335)	(954)	1
Net cash used in investing activities	(11,939)	(20,856)	(77,007)

Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	100,349	49,226	20,993
Net increase (decrease) in time deposits	17,601	(38,159)	33,831
Proceeds from exercise of stock options	—	6	6
Dividends on common stock	(4,732)	(2,870)	—
Net cash provided by financing activities	113,218	8,203	54,830

Net increase (decrease) in cash and cash equivalents	112,403	(5,098)	(12,719)
Cash and cash equivalents at beginning of year	107,934	113,032	125,751
Cash and cash equivalents at end of year	$220,337	$107,934	$113,032
See accompanying notes to consolidated statements

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking industry. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiaries, United Security Bank and subsidiary (the “Bank”) and USB Capital Trust II (the "Trust"). The Trust is deconsolidated pursuant to ASC 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead they are presented as Junior Subordinated Debentures and are presented as a separate liability category. (see Note 9 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

During July 2007 the Company formed USB Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I.  During 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of December 31, 2018. (See Note 8. “Junior Subordinated Debt/Trust Preferred Securities”).

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

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2018 or 2017, or at December 31, 2018 and 2017. All cash and cash equivalents have maturities when purchased of three months or less.

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

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2018, goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $2.9 million. Impairment testing of goodwill is performed at the reporting level during December of each year for Taft, and during March of each year for Legacy. During 2018 and 2017, the Company did not recognize impairment adjustments on the goodwill related to the Legacy or Taft Bank acquisitions.

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

l.
Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $85,000, $154,000, and $126,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

m.
Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for all share-based payments to employees, including grants of employee stock options and restricted stock units and awards, to be recognized in the financial statements based on the grant date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2018, 2017, and 2016 are $744,000, $97,000, an $30,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.  All share data contained within the financial statements has been retroactively restated for stock based transactions (i.e. stock splits and stock dividends.)

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

o.
Comprehensive Income - Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, unrecognized costs of salary continuation defined benefit plans, and unrealized gains and losses on trust preferred securities. Comprehensive income is presented in the Consolidated Statements of Other Comprehensive Income.

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

q.
Revenue from Contacts with Customers - The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. The contracts evaluated that are in scope of Topic 606 are primarily related to service charges and fees on deposit accounts, debit card fees, ATM processing fees, and other service charges, commissions and fees. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The Company adopted Topic 606 using the modified retrospective method on all contracts not completed as of January 1, 2018. The adoption of Topic 606 did not result in a material change to the accounting for any of the in-scope revenue streams. As such, no cumulative effect adjustment was recorded.

r.	New Accounting Standards:
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018 and resulted in separate classification of equity securities previously included in available for sale securities on the consolidated balance sheets with changes in the fair value of the equity securities captured in the consolidated statements of income. See Note 2 – Investment Securities for disclosures related to equity securities. Adoption of the standard also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 14 – Fair Value Disclosures for further information regarding the valuation of these loans. Additionally, adoption of the standard resulted in separately recognizing the instrument-specific credit risk associated with the Company's Junior Subordinated Debt. See Note 9 - Junior Subordinated Debt / Trust Preferred Securities for additional information.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB

Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. This ASU will be effective for public business entities for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein. The Company estimates the impact of this standard will be recognize as of January 1, 2019 a new $3,388,000 lease right of use asset, and a new $3,479,000 lease liability, which will be offset by a $91,000 accrued rent asset. The Company does not expect any other significant impact from this ASU.

In July 2018, FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which amends ASC 842, Leases. The amendments in this Update allow lessors to combine lease and associated nonlease components by class of underlying asset in contract that meet certain criteria. For a lessor to qualify for this practical expedient, the lease and related nonlease components must have the same timing and pattern of transfer, and the lease component, if accounted for on a stand-alone basis, would be classified as an operating lease. Additionally the Update provide with an optional method for adopting the new leasing guidance. The optional transition method allows entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of the retained earnings, and not to restate the comparative periods presented. The Company has elected to use the practical expedient, and optional method of adoption as set-forth in this Update.

In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The FASB is issuing this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a project team that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and the Company has begun to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods in 2019. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans and investment securities as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on the Company's consolidated financial statements.

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

In October 2018, FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update allow entities to designate a change in the benchmark interest rate utilized for fixed-rate financial instruments, from the previously utilized LIBOR rate. For public business entities amendments of the update will become effective in fiscal years beginning after December 15, 2019. The Company continues to review the potential impact resulting from such a change. As of December 31, 2018, the Company continues to utilize the LIBOR rate for fixed-rate financial instruments.
Reclassifications - Certain reclassifications have been made to prior year financial statements to confirm to the classifications used in 2018. None of the reclassifications had an impact on equity or net income.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2018 and December 31, 2017:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2018
Securities available for sale:
U.S. Government agencies	$36,665	$117	(255)	$36,527
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,289	51	(441)	29,899
Total securities available for sale	$66,954	$168	$(696)	$66,426
December 31, 2017
Securities available for sale:
U.S. Government agencies	$19,683	$312	$(41)	$19,954
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	22,391	56	(416)	22,031
Total securities available for sale	$42,074	$368	$(457)	$41,985

There were no sales of securities and no gross realized losses on available-for-sale securities and no gross gains during the years ended December 31, 2018, 2017, and 2016. There were no other-than-temporary impairment losses during the years ended December 31, 2018, 2017, and 2016.

The amortized cost and fair value of securities available for sale at December 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	December 31, 2018
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,721	4,710
Due after ten years	31,944	31,816
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,289	29,900
	$66,954	$66,426
At December 31, 2018 and 2017, available-for-sale securities with an amortized cost of approximately $58,790,000 and $34,781,000 (fair value of $58,263,000 and $34,543,000) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances, respectively.

The Company had no held-to-maturity or trading securities at December 31, 2018 and 2017.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities at December 31, 2018 and 2017:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2018
Securities available for sale:
U.S. Government agencies	$19,085	$(148)	$6,874	$(107)	$25,959	$(255)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—	16,681	(441)	16,681	(441)
Total impaired securities	$19,085	$(148)	$23,555	$(548)	$42,640	$(696)
December 31, 2017
Securities available for sale:
U.S. Government agencies	$1,728	$(3)	$6,625	$(38)	$8,353	$(41)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	7,483	(154)	13,583	(262)	21,066	(416)
Total impaired securities	$9,211	$(157)	$20,208	$(300)	$29,419	$(457)

Temporarily impaired securities at December 31, 2018, were comprised of eight U.S. Government agency securities, and thirteen U.S. Government sponsored entities & agencies collateralized by mortgage obligations. Temporarily impaired securities at December 31, 2017, were comprised of four U.S. Government agency securities, and eleven U.S. Government sponsored entities & agencies collateralized by mortgage obligations.

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

At December 31, 2018, the decline in fair value of the eight U.S. government agency securities, and the thirteen U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired a December 31, 2018.

As of December 31, 2017, marketable equity securities with a fair value of $3,737,000 were recorded within investment securities available for sale with unrealized losses recorded through comprehensive income and accumulated other comprehensive income. As of January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) 2016-01 and reclassified its marketable equity securities from investments available for sale into a separate component of investment securities. The ASU requires marketable equity securities to be reported at fair value with changes recorded through earnings. As of January 1, 2018, unrealized losses of $184,000 were reversed from accumulated other comprehensive income to retained earnings.

During the year ended December 31, 2018, the Company recognized $78,000 of unrealized losses related to marketable equity securities held at December 31, 2018 in the consolidated statements of income.

The Company had no held-to-maturity or trading securities at December 31, 2018 or December 31, 2017.

3. Loans

Loans are comprised of the following:

In thousands)	December 31, 2018	December 31, 2017

Commercial and business loans	$55,929	$46,065
Government program loans	1,049	961
Total commercial and industrial	56,978	47,026
Real estate – mortgage:
Commercial real estate	229,448	221,032
Residential mortgages	59,431	84,804
Home improvement and home equity loans	321	457
Total real estate mortgage	289,200	306,293
Real estate construction and development	108,795	122,970
Agricultural	61,149	59,481
Installment and student loans	71,811	65,581
Total loans	$587,933	$601,351

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 9.7% of total loans at December 31, 2018, and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 49.2% of total loans at December 31, 2018, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

Real estate construction and development loans, representing 18.5% of total loans at December 31, 2018, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 10.4% of total loans at December 31, 2018, and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 12.2% of total loans at December 31, 2018 and generally consist of loans to individuals for household, family, student loans, and other personal expenditures such as credit cards, automobiles or other consumer items. See Note 4 - Student Loans for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2018 and 2017, these financial instruments include commitments to extend credit of $144,643,000 and $99,958,000, respectively, and standby letters of credit of $1,183,000 and $2,058,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2018	2017
Aggregate amount outstanding, beginning of year	$3,729	$5,838
New loans or advances during year	4,380	440
Repayments during year	(701)	(2,549)
Aggregate amount outstanding, end of year	$7,408	$3,729
Undisbursed commitments, end of year	$4,740	$7,470

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans at December 31, 2018 (in thousands):

December 31, 2018	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$55,929	$55,929	$—
Government program loans	—	—	—	—	1,049	1,049	—
Total commercial and industrial	—	—	—	—	56,978	56,978	—
Commercial real estate loans	—	—	389	389	229,059	229,448	—
Residential mortgages	32	—	—	32	59,399	59,431	—
Home improvement and home equity loans	—	—	—	—	321	321	—
Total real estate mortgage	32	—	389	421	288,779	289,200	—
Real estate construction and development loans	—	—	8,825	8,825	99,970	108,795	—
Agricultural loans	—	—	—	—	61,149	61,149	—

Installment and student loans	130	139	—	269	71,362	71,631	—
Overdraft protection lines	—	—	—	—	41	41	—
Overdrafts	—	—	—	—	139	139	—
Total installment and student loans	130	139	—	269	71,542	71,811	—
Total loans	$162	$139	$9,214	$9,515	$578,418	$587,933	$—

The following is a summary of delinquent loans at December 31, 2017 (in thousands):

December 31, 2017	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$212	$212	$45,853	$46,065	$—
Government program loans	—	—	—	—	961	961	—
Total commercial and industrial	—	—	212	212	46,814	47,026	—
Commercial real estate loans	779	—	—	779	220,253	221,032	—
Residential mortgages	—	—	94	94	84,710	84,804	—
Home improvement and home equity loans	—	—	—	—	457	457	—
Total real estate mortgage	779	—	94	873	305,420	306,293	—
Real estate construction and development loans	—	—	360	360	122,610	122,970	360
Agricultural loans	—	—	—	—	59,481	59,481	—

Installment and student loans	—	—	—	—	65,446	65,446	125
Overdraft protection lines	—	—	—	—	38	38	—
Overdrafts	—	—	—	—	97	97	—
Total installment and student loans	—	—	—	—	65,581	65,581	125
Total loans	$779	$—	$666	$1,445	$599,906	$601,351	$485

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

-
When principal and/or interest on the loan has been in default for a period of 90-days or more, unless the asset is both well secured and in the process of collection that will result in repayment in the near future.

-	When the loan is identified as having loss elements and/or is risk rated "8" Doubtful.

Other circumstances which jeopardize the ultimate collectability of the loan include certain troubled debt restructurings, identified loan impairment, and certain loans to facilitate the sale of OREO.

Loans meeting any of the preceding criteria are placed on non-accrual status and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income.

All loans, outside of student loans, where principal or interest is due and unpaid for 90 days or more are placed on nonaccrual and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income. See Note 4 - Student Loans for specific information on the student loan portfolio.

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2018 and 2017.

The following is a summary of nonaccrual loan balances at December 31, 2018 and 2017 (in thousands).

	December 31, 2018	December 31, 2017
Commercial and business loans	$—	$212
Government program loans	—	—
Total commercial and industrial	—	212

Commercial real estate loans	389	454
Residential mortgages	—	288
Home improvement and home equity loans	—	—
Total real estate mortgage	389	742

Real estate construction and development loans	11,663	4,342
Agricultural loans	—	—

Installment and student loans	—	—
Total installment and student loans	—	—
Total loans	$12,052	$5,296

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

The following is a summary of impaired loans at December 31, 2018 (in thousands).

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$2,513	$470	$2,054	$2,524	$787	$2,955	$179
Government program loans	291	292	—	292	—	254	20
Total commercial and industrial	2,804	762	2,054	2,816	787	3,209	199

Commercial real estate loans	1,305	389	919	1,308	394	1,370	60
Residential mortgages	2,028	391	1,646	2,037	75	2,412	117
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,333	780	2,565	3,345	469	3,782	177

Real estate construction and development loans	11,663	11,663	—	11,663	—	9,144	331
Agricultural loans	543	—	818	818	520	1,014	81

Installment and student loans	41	41	—	41	—	48	5
Total installment and student loans	41	41	—	41	—	48	5
Total impaired loans	$18,384	$13,246	$5,437	$18,683	$1,776	$17,197	$793

(1) The recorded investment in loans includes accrued interest receivable of $299.
(2) Information is based on the twelve month period ended December 31, 2018.

The following is a summary of impaired loans at December 31, 2017 (in thousands).

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$3,255	$381	$2,887	$3,268	$534	$3,791	$229
Government program loans	49	50	—	50	—	219	5
Total commercial and industrial	3,304	431	2,887	3,318	534	4,010	234

Commercial real estate loans	1,233	—	1,245	1,245	385	1,138	79
Residential mortgages	3,040	1,199	1,852	3,051	103	2,745	142
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	4,273	1,199	3,097	4,296	488	3,883	221

Real estate construction and development loans	5,951	5,972	—	5,972	—	6,660	418
Agricultural loans	1,200	1	1,203	1,204	866	1,179	48

Installment and student loans	—	—	—	—	—	241	—
Total installment and student loans	—	—	—	—	—	241	—
Total impaired loans	$14,728	$7,603	$7,187	$14,790	$1,888	$15,973	$921

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

The following tables illustrate TDR activity for the periods indicated (dollars in thousands):

Year ended December 31, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and business loans	—	$—	$—	—	$—
Government program loans	—	—	—	—	—
Commercial real estate term loans	—	—	—	1	393
Single family residential loans	—	—	—	—	—
Home improvement and home equity loans	—	—	—	—	—
Real estate construction and development loans	—	—	—	1	310
Agricultural loans	—	—	—	—	—
Installment and student loans	—	—	—	—	—
Overdraft protection lines	—	—	—	—	—
Total loans	—	$—	$—	2	$703

	Year ended December 31, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and business loans	1	$69	$69	—	$—
Government program loans	1	178	178	—	—
Commercial real estate term loans	—	—	—	—	—
Single family residential loans	2	404	404	—	—
Home improvement and home equity loans	—	—	—	—	—
Real estate construction and development loans	1	790	790	1	288
Agricultural loans	3	2,112	2,112	—	—
Installment and student loans	—	—	—	—	—
Overdraft protection lines	—	—	—	—	—
Total loans	8	$3,553	$3,553	1	$288

The following tables summarize TDR activity by loan category for the years ended December 31, 2018 and 2017 (in thousands).

Twelve Months Ended December 31, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Student Loans	Total
Beginning balance	$436	$1,233	$2,542	$—	$5,951	$1,200	$—	$11,362

Defaults	—	(393)	—	—	(310)	—	—	(703)

Principal (reductions) additions	(249)	511	(513)	—	(2,803)	(388)	—	(3,442)
Charge-offs	(112)	(46)		—	—	—	—	(158)

Ending balance	$75	$1,305	$2,029	$—	$2,838	$812	$—	$7,059

Allowance for loan loss	$—	$394	$75	$—	$—	$520	$—	$989

Twelve Months Ended December 31, 2017	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Student Loans	Total
Beginning balance	$1,356	$1,454	$2,368	$—	$6,267	$—	$965	$12,410

Defaults	—	—	—	—	(288)	—	—	(288)
Additions	247	—	404	—	790	2,112	—	3,553

Principal (reductions) additions	(1,139)	(221)	(221)	—	(818)	(912)	(965)	(4,276)
Charge-offs	(28)	—	(9)	$—	$—	$—	$—	(37)

Ending balance	$436	$1,233	$2,542	$—	$5,951	$1,200	$—	$11,362

Allowance for loan loss	$9	$385	$109	$—	$—	$866	$—	$1,369

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At December 31, 2018, the Company had 17 restructured loans totaling $7,059,000, as compared to 25 restructured loans totaling $11,362,000 at December 31, 2017. The Company had no unfunded commitments standing for TDRs at December 31, 2018 and December 31, 2017.

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2018 and 2017. The Company did not carry any loans graded as loss at December 31, 2018 or December 31, 2017.

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2018
(In thousands)
Grades 1 and 2	$324	$2,881	$—	$80	$3,285
Grade 3	—	1,028	—	—	1,028
Grades 4 and 5 – pass	53,843	222,970	97,132	60,256	434,201
Grade 6 – special mention	48	2,180	—	—	2,228
Grade 7 – substandard	2,763	389	11,663	813	15,628
Grade 8 – doubtful	—	—	—	—	—
Total	$56,978	$229,448	$108,795	$61,149	$456,370

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2017
(In thousands)
Grades 1 and 2	$342	$2,954	$—	$70	$3,366
Grade 3	251	1,569	—	—	1,820
Grades 4 and 5 – pass	43,264	207,568	104,549	56,817	412,198
Grade 6 – special mention	—	8,487	720	994	10,201
Grade 7 – substandard	3,169	454	17,701	1,600	22,924
Grade 8 – doubtful	—	—	—	—	—
Total	$47,026	$221,032	$122,970	$59,481	$450,509

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for December 31, 2018 and 2017 (in thousands).

	December 31, 2018				December 31, 2017
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total

Not graded	$49,563	$300	$70,990	$120,853	$69,249	$433	$63,565	$133,247
Pass	9,186	21	780	9,987	13,899	24	2,011	15,934
Special Mention	470	—	—	470	643	—	—	643
Substandard	212	—	41	253	1,013	—	5	1,018
Doubtful	—	—	—	—	—	—	—	—
Total	$59,431	$321	$71,811	$131,563	$84,804	$457	$65,581	$150,842

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

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2018 and 2017 (in thousands).

December 31, 2018	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total

Beginning balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267
Provision (recovery of provision) for credit losses	(739)	(149)	(479)	(500)	766	(663)	(1,764)

Charge-offs	(98)	(47)	—	—	(409)	—	(554)
Recoveries	1,102	29	—	—	315	—	1,446
Net recoveries (charge-offs)	1,004	(18)	—	—	(94)	—	892

Ending balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395
Period-end amount allocated to:
Loans individually evaluated for impairment	787	469	—	520	—	—	1,776
Loans collectively evaluated for impairment	886	546	2,424	611	1,559	593	6,619
Ending balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395

December 31, 2017	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development	Agricultural	Installment	Unallocated	Total

Beginning balance	$1,843	$1,430	$3,378	$666	$888	$697	$8,902
Provision (recovery of provision) for credit losses	(493)	(320)	(475)	944	(191)	559	24

Charge-offs	(122)	(23)	—	—	(18)	—	(163)
Recoveries	180	95	—	21	208	—	504
Net recoveries (charge-offs)	58	72	—	21	190	—	341

Ending balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267
Period-end amount allocated to:
Loans individually evaluated for impairment	534	488	—	866	—	—	1,888
Loans collectively evaluated for impairment	874	694	2,903	765	887	1,256	7,379
Ending balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267

The following summarizes information with respect to the loan balances at December 31, 2018 and 2017.

	December 31, 2018
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and business loans	$2,524	$53,405	$55,929
Government program loans	292	757	1,049
Total commercial and industrial	2,816	54,162	56,978

Commercial real estate loans	1,308	228,140	229,448
Residential mortgage loans	2,037	57,394	59,431
Home improvement and home equity loans	—	321	321
Total real estate mortgage	3,345	285,855	289,200

Real estate construction and development loans	11,663	97,132	108,795

Agricultural loans	818	60,331	61,149

Installment and student loans	41	71,770	71,811
Total loans	$18,683	$569,250	$587,933

	December 31, 2017
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and business loans	$3,268	$42,797	$46,065
Government program loans	50	911	961
Total commercial and industrial	3,318	43,708	47,026

Commercial real estate loans	1,245	219,787	221,032
Residential mortgage loans	3,051	81,753	84,804
Home improvement and home equity loans	—	457	457
Total real estate mortgage	4,296	301,997	306,293

Real estate construction and development loans	5,972	116,998	122,970

Agricultural loans	1,204	58,277	59,481

Installment and student loans	—	65,581	65,581
Total loans	$14,790	$586,561	$601,351

4.	Student Loans

Included in installment loans are $68,221,000 and $59,853,000 in student loans at December 31, 2018 and 2017 made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $5,494,000 at December 31, 2018 and $4,261,000 at December 31, 2017. At December 31, 2018 there were 595 loans within repayment, deferment, and forbearance which represented $15,526,000, $1,945,000, and $7,336,000, respectively. At December 31, 2017, there were 180 loans within repayment, deferment, and forbearance which represented $6,473,000, $1,128,000 and $1,981,000, respectively. As of December 31, 2017 the student loan portfolio was insured through a surety bond issued by ReliaMax Surety Company which provided us a reasonable expectation of collection. As such the allowance calculated for the portfolio was included within the calculation of our general reserves. In June 2018, ReliaMax Surety Company was declared insolvent by the South Dakota Division of Insurance and is now in liquidation. As a result of the insolvency, we assessed the risks within the student loan portfolio and determined that along with the calculation of the general reserve of $880,000 an additional allowance of $640,000 was appropriate for a total reserve against the student loan portfolio of $1,520,000 as of December 31, 2018. At December 31, 2017 the reserve against the student loan portfolio was $772,000. There were no TDR’s within the portfolio as of December 31, 2018 or 2017.

We utilize Reunion Student Loan Finance Corporation ("RSLFC") as our third-party servicer for the student loan portfolio. RSLFC provides servicing for the student loan portfolio, including application administration, processing, approval, documenting, funding, and collection. They also provide file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, we are reliant on RSLFC for complete program management. We pay RSLFC a monthly servicing fee based on the principal balance outstanding. Interest income on the student loan portfolio offsets this expense, and is presented net of expense within loan interest income.

The following tables summarize the credit quality indicators for outstanding student loans as of December 31, 2018 and December 31, 2017 (in 000's, except for number of borrowers):

	December 31, 2018			December 31, 2017
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	1,056	$42,852	$5,494	1,216	$48,825	$3,973
Grace	23	562	81	55	1,446	166
Repayment	366	15,526	118	201	6,473	40
Deferment	48	1,945	79	32	1,128	45
Forbearance	181	7,336	212	50	1,981	37
Claim	—	—	—	—	—	—
Total	1,674	$68,221	$5,984	1,554	$59,853	$4,261

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. As of December 31, 2018, $26,000 in accrued interest receivable was reversed, due to charge-offs of $388,000 within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of December 31, 2018 and December 31, 2017 (in 000's, except for number of borrowers):

	December 31, 2018		December 31, 2017
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	248	$22,534	148	$8,237
31 - 60 days	2	130	2	92
61 - 90 days	4	140	—	—
91 - 120 days	1	58	3	125
Total	255	$22,862	153	$8,454

5.	Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2018	December 31, 2017
Land	$968	$968
Buildings and improvements	15,756	15,648
Furniture and equipment	10,492	9,642
	27,216	26,258
Less accumulated depreciation and amortization	(17,379)	(16,093)
Total premises and equipment	$9,837	$10,165

Total depreciation expense on Company premises and equipment totaled $1,352 and $1,335, for the years ended December 31, 2018 and 2017, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

6.	Investment in Limited Partnership

The Bank owns limited interests in private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the years ended December 31, 2018, 2017, and 2016 was $25,000, $109,000, and $158,000 respectively. These limited partnership investments are expected to generate tax credits of approximately $1.8 million over the life of the investment. No tax credits were available for income tax purposes for the years ended December 31, 2018, 2017, and 2016.

The Bank owns a 3.67% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital.   At December 31, 2018 and December 31, 2017, the total investment in limited partnerships was $1,911,000, and $1,601,000, respectively. The investment was accounted for under the equity method. Income for the years ended December 31, 2018, 2017, and 2016 was $0, $7,200, and $900 respectively. Remaining unfunded commitments as of December 31, 2018 totaled $3,089,000.

7.	Deposits

Deposits include the following:

(In thousands)	December 31, 2018	December 31, 2017
Noninterest-bearing deposits	$292,720	$307,299
Interest-bearing deposits:
NOW and money market accounts	340,445	234,154
Savings accounts	90,046	81,408
Time deposits:
Under $250,000	60,875	51,687
$250,000 and over	21,557	13,145
Total interest-bearing deposits	512,923	380,394
Total deposits	$805,643	$687,693

At December 31, 2018, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2018	December 31, 2017
One year or less	$66,407	$48,704
More than one year, but less than or equal to two years	12,834	13,460
More than two years, but less than or equal to three years	993	738
More than three years, but less than or equal to four years	1,279	508
More than four years, but less than or equal to five years	819	1,422
Greater than five years	100	—
	$82,432	$64,832

Deposit balances representing overdrafts reclassified as loan balances totaled $139,000 and $293,000 as of December 31, 2018 and 2017, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $7,222,000 and $8,747,000 at December 31, 2018 and 2017, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

8.	Short-term Borrowings/Other Borrowings

At December 31, 2018, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $287,446,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $4,119,000. At December 31, 2018, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank ("PCBB") and Union Bank totaling $10,000,000 each and a Fed Funds line of $20,000,000 with Zions First National Bank. At December 31, 2018, and for the year then ended, the Company had no outstanding borrowing balances. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2018, $4,338,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $421,393,000 in real estate-secured loans were pledged at December 31, 2018, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $287,446,000. At December 31, 2018, the Company had no outstanding borrowing balances.

The Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $305,236,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $13,363,000 at December 31, 2017. At December 31, 2017, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank ("PCBB") and Union Bank totaling $10,000,000 each and a Fed Funds line of $20,000,000 with Zions First National Bank. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2017, $17,049,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $473,364,000 in secured and unsecured loans were pledged at December 31, 2017, as collateral for used and unused borrowing lines with the

Federal Reserve Bank totaling $305,236,000. At December 31, 2017, and for the year then ended, the Company had no outstanding borrowing balances.

All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

9.	Junior Subordinated Debt/Trust Preferred Securities

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

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company’s $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals were elected, the Company continued to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period, paid all accrued and unpaid interest, and is currently making quarterly interest payments. At December 31, 2018 and 2017, the Company had $113,000 and $80,000, respectively, in accrued and unpaid interest on the junior subordinated debt.

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million, with a recorded value of $9.6 million, as of December 31, 2018.

Effective January 1, 2018, the Company elected ASU 2016-01 which modified the recognition and measurement of Financial Assets and Liabilities. Upon adoption of the standard, the fair value determined for the period would be disaggregated and the portion of the total change in the fair value, resulting from a change in the instrument-specific credit risk, would be separately presented within other comprehensive income. The remaining change in the fair value determined for the period, resulting from changes in the LIBOR rate, would continue to be presented as a component of noninterest income on the consolidated statements of income. As of January 1, 2018 a cumulative effect adjustment of $1,482,000 was made to accumulated other comprehensive income.

At December 31, 2018 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 5.86% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At December 31, 2018, the total cumulative gain recorded on the debt is $2,400,000.

The net fair value calculation performed as of December 31, 2018 resulted in a pretax loss adjustment of $392,000 ($278,000, net of tax) for the twelve months ended December 31, 2018, compared to a pretax loss adjustment of $882,000 ($519,000, net of tax) for the twelve months ended December 31, 2017. As part of the adoption of ASU 2016-01, for the twelve months ended December 31, 2018, net fair value gains and losses are separately identified as the portion attributed to non-instrument specific credit risk, recognized as a component of noninterest income on the consolidated statements of income, and instrument specific credit risk, recognized in other comprehensive income.

For the twelve months ended December 31, 2018, the net $392,000 ($278,000, net of tax) fair value loss adjustment was separately presented as a $424,000 loss ($301,000, net of tax) recognized on the consolidated statements of income, and a

$32,000 gain ($23,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income. The adoption of ASU 2016-01's resulting impact on basic and diluted earnings per share was less than $0.01.

10.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Credit losses not currently deductible	$2,925	$3,055
Deferred compensation	1,319	1,300
Depreciation	178	324
Accrued reserves	95	90
Write-down on other real estate owned	89	35
Unrealized gain on AFS	195	196
Unrealized gain on retirement obligation	155	104
Interest on nonaccrual loans	187	29
Other	830	361
Total deferred tax assets	5,973	5,494
Deferred tax liabilities:
State Tax	(251)	(152)
FHLB dividend	(46)	(46)
Loss on limited partnership investment	(870)	(873)
Deferred gain ASC 825 – fair value option	(91)	(896)
Fair value adjustments for purchase accounting	(98)	(99)
Unrealized loss on TRUPs	(631)	—
Deferred loan costs	(695)	(835)
Specific reserve charge-offs	(54)	(43)
Prepaid expenses	(63)	(161)
Total deferred tax liabilities	(2,799)	(3,105)
Net deferred tax assets	$3,174	$2,389

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2018 or December 31, 2017.

Income tax expense for the years ended December 31, consist of the following:

(In thousands)
2018	Federal	State	Total
Current	$3,890	$2,227	$6,117
Deferred	(314)	(471)	(785)
	$3,576	$1,756	$5,332
2017
Current	$4,745	$1,388	$6,133
Deferred	(881)	1,787	906
	$3,864	$3,175	$7,039
2016
Current	$2,642	$28	$2,670
Deferred	941	1,258	2,199
	$3,583	$1,286	$4,869

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	34.0%	34.0%
State franchise tax, net of federal income tax benefit	7.2	6.2	6.9
Tax Cuts and Jobs Act impact on deferred re-measurement	0.0	6.3	0.0
Other	(0.7)	(1.6)	(1.2)
	27.5%	44.9%	39.7%

At December 31, 2018, the Company has no remaining federal and state net operating loss carry-forwards.

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

The Company's 2017 results include the impact of the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate tax system, including a Federal corporate rate change reduction from 34% to 21%. In 2017, the Company applied this newly enacted corporate federal income tax of 21%, resulting in approximately a $986,000 increase to tax expense due to a write-down in the deferred tax asset.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust . The amended return for 2009 was filed during 2014, the 2010 return was filed during 2015, and the amended returns for 2011 and 2012 were filed in 2016. The Company is no longer subject to examination for years before 2014.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended December 31, 2018 and 2017 were insignificant.

11.	Stock Based Compensation

Options and restricted stock units and awards have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options, units, and awards granted are service awards, and as such are based solely upon fulfilling a requisite service period (the vesting period). At December 31, 2018, the Company had two stock based compensation plans.

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

Under the 2005 Plan, 34,601 granted options are outstanding (34,601 incentive stock options and 0 nonqualified stock options) as of December 31, 2018, of which 33,485 are vested. No options were granted under this plan during the year ended December 31, 2018.

Under the 2015 Plan, 119,217 granted stock instruments are outstanding as of December 31, 2018, of which 12,000 are exercisable. Of the 119,217 granted stock instruments, 59,217 are restricted stock units.

A summary of the status of the Company's stock option plan and changes during the year are presented below:

	Shares (a)	Weighted Average Exercise Price
Options outstanding December 31, 2017	94,601	$7.87
Granted during the year	—	—
Exercised during the year	—	—
Forfeited during the year	—	—
Options outstanding December 31, 2018	94,601	$7.87

A summary of the status of the Company's restricted stock and changes during the year are presented below:

	Shares (a)	Weighted Average Grant-Date Fair Value
Non-vested units at December 31, 2017	46,511	$9.57
Granted during the year	108,799	10.51
Vested during the year	61,007	10.39
Forfeited during the year	35,086	10.71
Non-vested units at December 31, 2018	59,217	$9.77

Included in total outstanding options at December 31, 2018, are 45,485 exercisable shares at a weighted average price of $5.54, a weighted average remaining contract term of 7.24 years and intrinsic value of $205,000.

Included in salaries and employee benefits for the years ended December 31, 2018, 2017, and 2016, is $744,000, $97,000, and $30,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to any year.

As of December 31, 2018, 2017, and 2016, there was $321,000, $418,000, and $30,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 7.24 years.

A summary of the status of the Company's stock option values and activity is presented below:

	December 31, 2018	December 31, 2017
Weighted average grant-date fair value per share of stock options granted	$—	$7.18
Total fair value of stock options vested	$12,788	$17,845
Total intrinsic value of stock options exercised	$—	$12,383

As of December 31, 2018, 2017, and 2016, there was $537,000, $439,000, and $35,000, respectively, of total unrecognized compensation expense related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 6.59 years.

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

The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. The Company granted 61,007 restricted stock units and no stock options during 2018. The Company granted 41,917 restricted stock units and 60,000 options during 2017.

The assumptions used for the 2018*, 2017, and 2016 awards are as follows:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Risk Free Interest Rate	1.94%	—%
Expected Dividend Yield	—%	—%
Expected Life in Years	10 years	0 years
Expected Price Volatility	62.60%	—%
* No stock option grants in 2018.

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

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are immediately 100% vested at the time of contribution.  The Company made matching contributions of $266,000, $255,000, and $280,000 to the 401(k) Plan for the years ended December 31, 2018, 2017, and 2016, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of at least 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 32 years. In 2015, the Company entered into Salary Continuation agreements with three officers of the Bank. The Company purchased company owned life insurance (COLI) policies on the life of the officers in connection with the Salary Continuation agreements. Life insurance premium expense totaled $43,000 for the insurance policies purchased. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2018 and 2017, $4,141,000 and $4,084,000, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 3.66% and 3.04%, respectively, and is included in other liabilities on the consolidated balance sheets. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $7,199,000 and $6,817,000 at December 31, 2018 and 2017, respectively, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $477,000, $485,000, and $465,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

Pursuant to the guidance contained in ASC Topic 715 “Compensation,” the Company is required to recognize in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the Plan.

As of December 31, 2018, 2017, and 2016, the Company had approximately $459,000, $462,000, and $383,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the Plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2018, 2017, and 2016.

Salary continuation expense is included in salaries and benefits expense, and totaled $254,000, $223,000, and $137,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Officer Supplemental Life Insurance Plan

The Company owns single premium Bank-owned life insurance policies (BOLI) and Company owned life insurance policies (COLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries.  The BOLI and COLI initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $13,045,000 and $12,935,000 at December 31, 2018 and 2017, and is included on the consolidated balance sheet in cash surrender value of life insurance. These policies resulted in income, net of expense, of approximately $477,000, $485,000, and $465,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

13.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $933,000, $922,000, and $862,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2018 are as follows:

(In thousands):
2019	$593
2020	544
2021	349
2022	330
2023	296
Thereafter	627
$2,739

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

	Contractual amount – December 31,
(In thousands)	2018	2017
Commitments to extend credit	$144,643	$99,958
Standby letters of credit	1,183	2,058

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2018, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $1,183,000.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material to the financial position of the Company.

14.	Fair Value Measurements and Disclosure

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$220,337	$220,337	$220,337	$—	$—
Investment securities	70,085	70,085	3,659	66,426	—
Loans	579,419	566,195	$—	$—	$566,195
Accrued interest receivable	8,341	8,341	—	8,341	—
Financial Liabilities:
Deposits:
Noninterest-bearing	292,720	292,720	292,720	—	—
NOW and money market	340,445	340,445	340,445	—	—
Savings	90,046	90,046	90,046	—	—
Time deposits	82,432	81,745	—	—	81,745
Total deposits	805,643	804,956	723,211	—	81,745
Junior subordinated debt	10,155	10,155	—	—	10,155
Accrued interest payable	57	57	—	57	—

December 31, 2017
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$107,934	$107,934	$107,934	$—	$—
Investment securities	45,722	45,722	3,737	41,985	—
Loans	593,123	588,938	—	—	588,938
Accrued interest receivable	6,526	6,526	—	6,526	—
Financial Liabilities:
Deposits:
Noninterest-bearing	307,299	307,299	307,299	—	—
NOW and money market	234,154	234,154	234,154	—	—
Savings	81,408	81,408	81,408	—	—
Time deposits	64,832	64,387	—	—	64,387
Total deposits	687,693	687,248	622,861	—	64,387
Junior subordinated debt	9,730	9,730	—	—	9,730
Accrued interest payable	44	44	—	44	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2018.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2018 (in 000’s):

Description of Assets	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$36,527	$—	$36,527	$—
U.S Govt collateralized mortgage obligations	29,899	—	29,899	—
Total AFS securities	66,426	—	66,426	—

Marketable equity securities - mutual funds (2)	3,659	3,659	—	—
Impaired Loans (1):
Real estate mortgage	389	—	—	389
Total impaired loans	389	—	—	389
Total	$70,474	$3,659	$66,426	$389

Description of Liabilities	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,155	$—	$—	$10,155
Total	$10,155	$—	$—	$10,155

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2017 (in 000’s):

Description of Assets	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$19,954	$—	$19,954	$—
U.S Govt collateralized mortgage obligations	22,031	—	22,031	—
Total AFS securities	41,985	—	41,985	—

Marketable equity securities - mutual funds (2)	3,737	3,737	—	—

Total	$45,722	$3,737	$41,985	$—

Description of Liabilities	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$9,730	$—	$—	$9,730
Total	$9,730	$—	$—	$9,730

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the years ended December 31, 2018 and 2017. A write-down of $188,000 was recorded during the year ended December 31, 2016.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2018 (in 000's). There were no assets measured at fair value on a non-recurring basis at December 31, 2017.

December 31, 2018
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
Real estate mortgage	$389	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	9.43%

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

Loans - Fair values of variable rate loans, which reprice frequently and with no significant change in credit risk, are based on carrying values adjusted for credit risk.  Fair values for all other loans, except impaired loans, are estimated using discounted cash flows over their remaining maturities, using interest rates at which similar loans would currently be offered to borrowers with similar credit ratings and for the same remaining maturities. The allowance for loan loss is considered to be a reasonable estimate of loan discount for credit quality concerns. In accordance with ASU 2016-01, the fair value of loans as of December 31, 2018 are based on the notion of exit price. The fair value of loans as of December 31, 2017 was measured based on the notion of entry price.

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2018 and 2017 (i.e. carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the year ended December 31, 2018, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 13. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2018 and 2017.

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

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period (in 000’s):

	December 31, 2018	December 31, 2017	December 31, 2016
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$9,730	$8,832	$8,300
Total losses included in earnings	424	882	518
Total gains included in OCI	(32)	—	—
Capitalized interest	33	16	1,050
Ending balance	$10,155	$9,730	$8,832
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$424	$882	$518

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2018 and 2017:

December 31, 2018				December 31, 2017
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	5.86%	Subordinated Debt	Discounted cash flow	Discount Rate	5.81%

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

15.	Regulatory Matters

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

The following table shows the Company’s and the Bank’s regulatory capital and regulatory capital ratios at December 31, 2018, 2017, and 2016 as compared to the applicable capital adequacy guidelines:

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018 (Company):
Total Capital (to Risk Weighted Assets)	$123,525	17.80%	$55,519	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	114,848	16.55%	41,639	6.00%	N/A	N/A
Common Equity Tier 1 (to Risk Weighted Assets)	105,157	15.15%	31,230	4.50%	N/A	N/A
Tier 1 Leverage (to Average Assets)	114,848	12.15%	37,570	4.00%	N/A	N/A
As of December 31, 2018 (Bank):
Total Capital (to Risk Weighted Assets)	$122,850	17.70%	$55,519	8.00%	$69,399	10.00%
Tier 1 Capital (to Risk Weighted Assets)	114,173	16.45%	41,639	6.00%	55,519	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	114,173	16.45%	31,230	4.50%	45,109	6.50%
Tier 1 Leverage (to Average Assets)	114,173	12.16%	37,570	4.00%	46,963	5.00%
As of December 31, 2017 (Company):
Total Capital (to Risk Weighted Assets)	$115,265	17.54%	$52,511	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	107,043	16.29%	39,383	6.00%	N/A	N/A
Common Equity Tier 1 (to Risk Weighted Assets)	97,313	14.81%	29,537	4.50%	N/A	N/A
Tier 1 Leverage (to Average Assets)	107,043	13.01%	32,732	4.00%	N/A	N/A
As of December 31, 2017 (Bank):
Total Capital (to Risk Weighted Assets)	$113,653	17.31%	$52,511	8.00%	$65,638	10.00%
Tier 1 Capital (to Risk Weighted Assets)	105,431	16.06%	39,383	6.00%	52,511	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	105,431	16.06%	29,537	4.50%	42,665	6.50%
Tier 1 Leverage (to Average Assets)	105,431	12.90%	32,732	4.00%	40,865	5.00%

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
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution's assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-

family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
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
Under regulatory guidelines, the $15 million in Trust Preferred Securities issued by USB Capital Trust II in July of 2007 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital. During 2015, a redemption of $3.0 million junior subordinated debt took place. The current balance of Trust Preferred Securities is $12 million. As of December 31, 2018, the Company and the Bank meets all capital adequacy requirements to which they are subject.

Dividends – Cash dividends, if any, paid to shareholders are paid by the Company, subject to restrictions set forth in the California Corporations Code and the terms of the Federal Reserve informal supervisory agreement. Dividends paid by the Company during 2018 were in the form of cash dividends. In 2017 dividends were in the form of cash and stock dividends.

The primary source of funds with which cash dividends are paid to shareholders comes from cash dividends received by the Company from the Bank. The Bank’s ability to pay dividends is subject to the restrictions set forth in the California Financial Code. Under the Financial Code, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the DBO, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. During the year ended December 31, 2018 and December 31, 2017, the Bank paid $6,947,000 and $4,291,000 in cash dividends to the Company. These dividends funded the Company’s operating costs, payments of interest on its junior subordinated debentures, and payments of cash dividends to shareholders. Approval by the Federal Reserve and the DBO was required for the dividend issued during the first quarter 2017, but subsequently deemed unnecessary alongside the termination of the informal agreements. During the year ended December 31, 2015, a redemption of $3.0 million junior subordinated debt was approved by both agencies.

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

16.	Supplemental Cash Flow Disclosures

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash paid during the period for:
Interest	$2,690	$1,792	$1,362
Income Taxes	7,060	6,863	1,710
Noncash activities:
OREO financed	—	—	3,766
Unrealized gains on TRUPs	32	—	—
Unrealized gains (losses) on available for sale securities	(362)	16	(648)
Unrealized (losses) gains on unrecognized post retirement costs	5	(6)	(22)
Stock dividends issued	—	1,220	3,949
Cash dividend declared	1,859	1,182	—
Adoption of ASU 2016-01: reclassification of TRUPS to accumulated other comprehensive income	1,482	—	—
Adoption of ASU 2016-01: recognition of previously unrealized losses within CRA Fund	184	—	—

17.	Dividends on Common Stock

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

On June 26, 2018, the Company’s Board of Directors declared a cash dividend of $0.09 per share on the Company's common stock. The dividend was payable on July 19, 2018, to shareholders of record as of July 9, 2018. Approximately $1,521,000 was transfered from retained earnings to cash to allow for distribution of the dividend to shareholders.

On September 25, 2018, the Company’s Board of Directors declared a cash dividend of $0.09 per share on the Company's common stock. The dividend was payable on October 19, 2018, to shareholders of record as of October 9, 2018. Approximately $1,690,000 was transfered from retained earnings to other liabilities to allow for distribution of the dividend to shareholders.

On December 18, 2018, the Company's Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on January 15, 2019, to shareholders of record as of January 3, 2019. Approximately $1,859,000 was transfered from retained earnings to other liabilities to allow for distribution of the dividend to shareholders.

During 2017, the Company's Board of Directors declared cash dividends of $0.05, $0.05, $0.07, and $0.07, on April 25, 2017, June 27, 2017, September 26, 2017, and December 19, 2017, respectively. On April 25, 2017, The Board of Directors also authorized the repurchase of up to $3 million of the outstanding common stock of the Company. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. No shares had been repurchased as of December 31, 2018.

18.	Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic net income per share computation with the numerator and the denominator of the diluted net income per share computation. Prior year amounts have been restated to reflect the impact of stock dividends.

	Year Ended December 31,
(In thousands, except earnings per share data)	2018	2017	2016
Net income available to common shareholders	$14,017	$8,640	$7,385
Weighted average shares outstanding	16,899,960	16,885,587	16,881,379
Add: dilutive effect of stock options	38,812	19,328	7,648
Weighted average shares outstanding adjusted for potential dilution	16,938,772	16,904,915	16,889,027
Basic earnings per share	$0.83	$0.51	$0.44
Diluted earnings per share	$0.83	$0.51	$0.44
Anti-dilutive shares excluded from earnings per share calculation	84,000	98,000	21,000

Dilutive income per share includes the effect of stock options, unvested restricted stock awards, and other potentially dilutive securities using the treasury stock method. There is only one form of outstanding common stock. Holders of unvested restricted stock awards do not receive dividends. Under the two-class method, the difference in EPS is not significant for these participating securities.

19. Common Stock Repurchase Plan

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

The Company did not repurchase any common shares during the years ended December 31, 2018 and 2017.

20.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	December 31, 2018			December 31, 2017
(in 000's)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
December 31, 2017	$(248)	$(462)	$—	$(221)	$(383)	$—
Reclassifications upon adoption of ASU 2016-01	184	—	1,482	—	—	—
January 1, 2018	(64)	(462)	1,482	(221)	(383)	—
Current period comprehensive (loss) income	(308)	3	23	(27)	(79)	—
December 31, 2018	$(372)	$(459)	$1,505	$(248)	$(462)	$—
Accumulated other comprehensive income (loss)			$674			$(710)

21. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2018 and 2017
(In thousands)	2018	2017
Assets
Cash and equivalents	$2,297	$1,656
Investment in bank subsidiary	117,831	109,472
Other assets	1,153	1,136
Total assets	121,281	112,264
Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value)	10,155	9,730
Dividends declared	1,859	1,182
Other liabilities	27	—
Total liabilities	12,041	10,912
Shareholders' Equity:
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 16,946,622 at December 31, 2018 and 16,885,615 at December 31, 2017	58,624	57,880
Retained earnings	49,942	44,182
Accumulated other comprehensive income (loss)	674	(710)
Total shareholders' equity	109,240	101,352
Total liabilities and shareholders' equity	$121,281	$112,264

United Security Bancshares – (parent only)	Year ended December 31,
Income Statements
(In thousands)	2018	2017	2016
Income
Loss on fair value of financial liability	$(424)	$(882)	$(518)
Dividends from subsidiary	6,947	4,291	424
Total income	6,523	3,409	(94)
Expense
Interest expense	422	302	240
Other expense	359	269	241
Total expense	781	571	481
Income (loss) before taxes and equity in undistributed income of subsidiary	5,742	2,838	(575)
Income tax benefit	(356)	(989)	(411)
Undistributed income of subsidiary	7,919	4,813	7,549
Net Income	$14,017	$8,640	$7,385

United Security Bancshares – (parent only)	Year ended December 31,
Statement of Cash Flows
(In thousands)	2018	2017	2016
Cash Flows From Operating Activities
Net income	$14,017	$8,640	$7,385
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(9,145)	(4,813)	(7,549)
Provision for deferred income taxes	(111)	(751)	(169)
Loss on fair value option of financial liability	424	882	518
Decrease (increase) in income tax receivable	144	391	(198)
Net change in other assets/liabilities	44	23	15
Net cash provided by operating activities	5,373	4,372	2
Cash Flows From Financing Activities
Proceeds from exercise of stock options	—	6	6
Dividends paid	(4,732)	(2,870)	—
Net cash (used in) provided by financing activities	(4,732)	(2,864)	6
Net increase (decrease) increase in cash and cash equivalents	641	1,508	8
Cash and cash equivalents at beginning of year	1,656	148	140
Cash and cash equivalents at end of year	$2,297	$1,656	$148

22. Summary of Quarterly Results of Operations (unaudited)
The following table sets forth the results of operations for the four quarters of 2018 and 2017, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2018 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest Income:
Loans, including fees	$8,269	$8,397	$7,491	$8,226
Investment securities, interest bearing cash at Banks	1,552	1,157	946	577
Total interest income	9,821	9,554	8,437	8,803
Interest Expense	876	691	659	477
Net Interest Income	8,945	8,863	7,778	8,326
Provision (recovery of provision) for Credit Losses	(65)	(373)	(1,136)	(189)
Net Interest Income after Provision for Credit Losses	9,010	9,236	8,914	8,515
Noninterest Income	1,665	849	1,170	923
Noninterest Expense	5,473	5,143	5,318	5,000
Income Before Provision for Taxes	5,202	4,942	4,766	4,438
Provision for Taxes on Income	1,254	1,424	1,373	1,280
Net Income	$3,948	$3,518	$3,393	$3,158
Net Income per common share
Basic	$0.23	$0.21	$0.20	$0.19
Diluted	$0.23	$0.21	$0.20	$0.19

	2017 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest Income:
Loans, including fees	$8,035	$7,978	$7,579	$7,225
Investment securities, interest bearing cash at Banks	560	614	531	408
Total interest income	8,595	8,592	8,110	7,633
Interest Expense	451	435	438	405
Net Interest Income	8,144	8,157	7,672	7,228
Provision (recovery of provision) for Credit Losses	48	7	(52)	21
Net Interest Income after Provision for Credit Losses	8,096	8,150	7,724	7,207
Noninterest Income	1,155	1,176	1,066	909
Noninterest Expense	5,260	4,746	4,607	5,190
Income Before Provision for Taxes	3,991	4,580	4,183	2,926
Provision for Taxes on Income	2,354	1,840	1,691	1,155
Net Income	$1,637	$2,740	$2,492	$1,771
Net Income per common share
Basic	$0.10	$0.16	$0.15	$0.10
Diluted	$0.10	$0.16	$0.15	$0.10

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s management has determined that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure
Moss Adams LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2018. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2018.
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

  None.

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement.

Item 14 - Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement.

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

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (5)

10.3	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (2)

10.4	Amended and Restated Change in Control Agreement for David Eytcheson (5)

10.5	USB 2005 Stock Option Plan (3)

10.6	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.7	Executive Salary Continuation Agreement for Bhavneet Gill (5)

10.8	Change in Control Agreement for Bhavneet Gill (5)

10.9	Executive Salary Continuation Agreement for William Yarbenet (5)

10.10	Change in Control Agreement for William Yarbenet (5)

10.11	Employment Agreement for William Yarbenet (5)

10.12	Change in Control Agreement for Robert Oberg (filed herewith)

11.1	Computation of earnings per share.

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

101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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
(3) Previously filed on April 18, 2005 as Exhibit B to the Company's 2005 Schedule 14A Definitive Proxy (file number 000-32897).
(4) Previously filed on April 13, 2015 as Appendix A to the Company's 2015 Schedule 14A Definitive Proxy (file number 000-32897).
(5) Previously filed on March 2, 2018 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2017 (file number 000-32897).

(b)           Exhibits filed:

See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of regulation S-K with this report.

(c)           Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2018 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 1st day of March 2019.

United Security Bancshares

March 1, 2019	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 1, 2019	/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis R. Woods and Bhavneet Gill, and each of them severally, his or her true and lawful attorney‑in‑fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10‑K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys‑in‑fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 1, 2019	/s/ Stanley J. Cavalla
Director

Date:	March 1, 2019	/s/ Tom Ellithorpe
Director

Date:	March 1, 2019	/s/ Benjamin Mackovak
Director

Date:	March 1, 2019	/s/ Robert M. Mochizuki
Director

Date:	March 1, 2019	/s/ Kenneth D. Newby
Director

Date:	March 1, 2019	/s/ Sue Quigley
Director

Date:	March 1, 2019	/s/ Mike Woolf
Director

Date:	March 1, 2019	/s/ Nabeel Mahmood
Director

Date:	March 1, 2019	/s/ Brian Tkacz
Director