Form 10-Q
period 2019-03-31
UNITED SECURITY BANCSHARES
filed 2019-05-03
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2019: 16,949,122

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2019 and December 31, 2018

(in thousands except shares)	March 31, 2019	December 31, 2018
Assets
Cash and non-interest-bearing deposits in other banks	$29,398	$28,949
Due from Federal Reserve Bank ("FRB")	231,303	191,388
Cash and cash equivalents	260,701	220,337
Investment securities (at fair value)
Available for sale ("AFS") securities	62,888	66,426
Marketable equity securities	3,716	3,659
Total investment securities	66,604	70,085
Loans	579,900	587,933
Unearned fees and unamortized loan origination costs, net	(283)	(119)
Allowance for credit losses	(8,417)	(8,395)
Net loans	571,200	579,419
Premises and equipment - net	9,593	9,837
Accrued interest receivable	9,485	8,341
Other real estate owned	5,745	5,745
Goodwill	4,488	4,488
Deferred tax assets - net	3,171	3,174
Cash surrender value of life insurance	20,388	20,244
Operating lease right-of-use assets	3,247	—
Other assets	9,418	11,388
Total assets	$964,040	$933,058

Liabilities & Shareholders' Equity
Liabilities
Deposits
Non-interest-bearing	$300,476	$292,720
Interest-bearing	531,101	512,923
Total deposits	831,577	805,643

Accrued interest payable	81	57
Operating lease liabilities	3,343	—
Other liabilities	7,392	7,963
Junior subordinated debentures (at fair value)	10,454	10,155
Total liabilities	852,847	823,818
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 16,949,122 at March 31, 2019 and 16,946,622 at December 31, 2018	58,723	58,624
Retained earnings	52,080	49,942
Accumulated other comprehensive income	390	674
Total shareholders' equity	111,193	109,240
Total liabilities and shareholders' equity	$964,040	$933,058

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2019	2018
Interest Income:
Interest and fees on loans	$8,642	$8,226
Interest on investment securities	477	193
Interest on deposits in FRB	1,298	384
Total interest income	10,417	8,803

Interest Expense:
Interest on deposits	834	387
Interest on other borrowed funds	123	90
Total interest expense	957	477

Net Interest Income	9,460	8,326
Provision (Recovery of Provision) for Credit Losses	6	(189)
Net Interest Income after Provision (Recovery of Provision) for Credit Losses	9,454	8,515

Noninterest Income:
Customer service fees	809	951
Increase in cash surrender value of bank-owned life insurance	145	125
Gain (loss) on fair value of marketable equity securities	57	(60)
Gain on proceeds from bank-owned life insurance	—	171
Gain (loss) on fair value of junior subordinated debentures	414	(470)
Loss on dissolution of real estate investment trust	(109)	—
Other	207	205
Total noninterest income	1,523	922

Noninterest Expense:
Salaries and employee benefits	2,772	2,961
Occupancy expense	813	765
Data processing	107	52
Professional fees	813	588
Regulatory assessments	93	83
Director fees	91	80
Correspondent bank service charges	14	17
Loss on California tax credit partnership	—	5
Net cost on operation and sale of OREO	65	51
Other	579	398
Total noninterest expense	5,347	5,000

Income Before Provision for Taxes	5,630	4,437
Provision for Taxes on Income	1,623	1,280
Net Income	$4,007	$3,157

Net Income per common share
Basic	$0.24	$0.19
Diluted	$0.24	$0.19
Shares on which net income per common shares were based
Basic	16,947,040	16,890,243
Diluted	16,972,630	16,917,599

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net Income	$4,007	$3,157

Unrealized holdings gain (loss) on securities	288	(254)
Unrealized gains on unrecognized post-retirement costs	14	9
Unrealized (loss) gain on junior subordinated debentures	(705)	567
Other comprehensive (loss) income, before tax	(403)	322
Tax (expense) benefit related to securities	(85)	79
Tax expense related to unrecognized post-retirement costs	(4)	(3)
Tax benefit (expense) related to junior subordinated debentures	208	(168)
Total other comprehensive (loss) income	(284)	230
Comprehensive Income	$3,723	$3,387

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2017 (1)	16,885,615	$57,880	$44,182	$(710)	$101,352
(1) Excludes 46,511 unvested restricted shares

Adoption of ASU 2016-01: reclassification of TRUPS to accumulated other comprehensive income			(1,482)	1,482	—
Adoption of ASU 2016-01: recognition of previously unrealized losses within marketable equity securities			(184)	184	—
Adjusted balance at January 1, 2018	16,885,615	$57,880	$42,516	$956	$101,352

Other comprehensive income				230	230
Dividends payable ($0.09 per share)			(1,521)		(1,521)
Restricted stock units released	13,000				—
Stock-based compensation expense		291			291
Net income			3,157		3,157
Balance March 31, 2018 (2)	16,898,615	$58,171	$44,152	$1,186	$103,509
(2) Excludes 116,597 unvested restricted shares

Other comprehensive loss				(512)	(512)
Dividends on common stock ($0.19 per share)			(3,211)		(3,211)
Dividends payable ($0.11 per share)			(1,859)		(1,859)
Restricted stock units released	48,007				—
Stock-based compensation expense		453			453
Net income			10,860		10,860
Balance December 31, 2018 (3)	16,946,622	$58,624	$49,942	$674	$109,240
(3) Excludes 59,217 unvested restricted shares

Other comprehensive loss				(284)	(284)
Dividends payable ($0.11 per share)			(1,869)		(1,869)
Restricted stock units released	2,500				—
Stock-based compensation expense		99			99
Net income			4,007		4,007
Balance March 31, 2019 (4)	16,949,122	$58,723	$52,080	$390	$111,193
(4) Excludes 58,717 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2019	2018
Cash Flows From Operating Activities:
Net Income	$4,007	$3,157
Adjustments to reconcile net income to cash provided by operating activities:
Provision (recovery of provision) for credit losses	6	(189)
Depreciation and amortization	355	334
Amortization of operating lease right-of-use assets	(148)	—
Amortization of investment securities	150	137
Accretion of investment securities	(1)	(1)
Increase in accrued interest receivable	(1,143)	(887)
Increase in accrued interest payable	24	3
Increase (decrease) in accounts payable and accrued liabilities	905	(1,711)
Decrease in unearned fees and unamortized loan origination costs, net	164	71
Decrease in income taxes receivable	1,501	1,419
Unrealized (gain) loss on marketable equity securities	(57)	60
Stock-based compensation expense	99	291
(Provision) benefit for deferred income taxes	(86)	29
Gain on bank owned life insurance	—	(171)
Increase in cash surrender value of bank-owned life insurance	(145)	(125)
(Gain) loss on fair value option of junior subordinated debentures	(414)	470
Loss on tax credit limited partnership interest	—	5
Loss on dissolution of trust	109	—
Net increase in other assets	(2,503)	(253)
Net cash provided by operating activities	2,823	2,639

Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(9)	(3)
Principal payments of available-for-sale securities	3,677	2,265
Net decrease in loans	8,050	5,508
Proceeds from bank owned life insurance	—	376
Capital expenditures of premises and equipment	(111)	(295)
Net cash provided by investing activities	11,607	7,851

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	35,090	44,010
Net (decrease) increase in time deposits	(9,156)	2,913
Net cash provided by financing activities	25,934	46,923

Net increase in cash and cash equivalents	40,364	57,413
Cash and cash equivalents at beginning of period	220,337	107,934
Cash and cash equivalents at end of period	$260,701	$165,347

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1.	Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares and its wholly owned subsidiary United Security Bank (the “Bank”)(collectively the “Company” or “USB”). Intercompany accounts and transactions have been eliminated in consolidation.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2018 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Reclassifications:
Certain reclassifications have been made to prior year financial statements to confirm to the classifications used in 2019. None of the reclassifications had an impact on equity or net income.

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

Leases:

The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets and other liabilities on the consolidated balance sheets. Finance leases, if necessary, are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Recently Adopted Accounting Standards:

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. The Company adopted the New Lease Standard as of January 1, 2019 using a modified retrospective transition. Under the effective date method, financial result reported in periods prior to 2019 are unchanged. The Company also elected the package of practical expedients, which among other things did not require assessment of lease classification. See Note 7 - Leases for additional information.

In July 2018, FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which amends ASC 842, Leases. The amendments in this Update allowed lessors to combine lease and associated nonlease components by class of underlying asset in contract that meet certain criteria. For a lessor to qualify for this practical expedient, the lease and related nonlease components must have the same timing and pattern of transfer, and the lease component, if accounted for on a stand-alone basis, would be classified as an operating lease. Additionally the Update provided an optional method for adopting the new leasing guidance. The optional transition method allows entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of the retained earnings, and not to restate the comparative periods presented. The Company has elected to use the practical expedient, and optional method of adoption as set-forth in this Update. See Note 7 - Leases for additional information.

Recently Accounting Standards Not Yet Adopted:

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

In October 2018, FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update allow entities to designate a change in the benchmark interest rate utilized for fixed-rate financial instruments, from the previously utilized LIBOR rate. For public business entities amendments of the update will become effective in fiscal years beginning after December 15, 2019. The Company continues to review the potential impact resulting from such a change. As of March 31, 2019, the Company continues to utilize the LIBOR rate for fixed-rate financial instruments. The Company does not expect the requirements of this Update to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2019 and December 31, 2018:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
March 31, 2019
Securities available-for-sale:
U.S. Government agencies	$34,592	$141	$(247)	$34,486
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	28,536	146	(280)	28,402
Total securities available for sale	$63,128	$287	$(527)	$62,888

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2018
Securities available-for-sale:
U.S. Government agencies	$36,665	$117	$(255)	$36,527
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,289	51	(441)	29,899
Total securities available for sale	$66,954	$168	$(696)	$66,426

The amortized cost and fair value of securities available for sale at March 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	March 31, 2019
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,443	4,436
Due after ten years	30,149	30,050
Collateralized mortgage obligations	28,536	28,402
	$63,128	$62,888

There were no realized gains or losses on sales of available-for-sale securities for the three month periods ended March 31, 2019 and March 31, 2018. There were no other-than-temporary impairment losses for the three month periods ended March 31, 2019 and March 31, 2018.

At March 31, 2019, available-for-sale securities with an amortized cost of approximately $56,142,000 (fair value of $55,867,000) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$17,390	$(144)	6,720	(103)	$24,110	$(247)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—	15,600	(280)	15,600	(280)
Total impaired securities	$17,390	$(144)	$22,320	$(383)	$39,710	$(527)

December 31, 2018
Securities available for sale:
U.S. Government agencies	$19,085	$(148)	$6,874	$(107)	$25,959	$(255)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—	16,681	(441)	16,681	(441)
Total impaired securities	$19,085	$(148)	$23,555	$(548)	$42,640	$(696)

Temporarily impaired securities at March 31, 2019, were comprised of nine U.S. government agency securities, and eleven U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

Additionally, OTTI occurs when the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If the Company intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is recognized in earnings, and is determined based on the difference between the present value of cash flows expected to be collected and the current amortized cost of the security. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive (loss) income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

At March 31, 2019, the decline in fair value of the nine U.S. government agency securities, and the eleven U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

During the three months ended March 31, 2019, the Company recognized $57,000 of unrealized gains related to equity securities held at March 31, 2019 in the consolidated statements of income. During the three months ended March 31, 2018, the Company recognized $60,000 of unrealized losses related to equity securities held at March 31, 2018 in the consolidated statements of income.

The Company had no held-to-maturity or trading securities at March 31, 2019 or December 31, 2018.

3.	Loans

Loans are comprised of the following:

(in 000's)	March 31, 2019	December 31, 2018
Commercial and industrial:
Commercial and business loans	$54,857	$55,929
Government program loans	835	1,049
Total commercial and industrial	55,692	56,978
Real estate mortgage:
Commercial real estate	233,785	229,448
Residential mortgages	61,281	59,431
Home improvement and home equity loans	288	321
Total real estate mortgage	295,354	289,200
Real estate construction and development	102,961	108,795
Agricultural	55,112	61,149
Installment and student loans	70,781	71,811
Total loans	$579,900	$587,933

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 9.6% of total loans at March 31, 2019 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 50.9% of total loans at March 31, 2019, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 17.8% of total loans at March 31, 2019, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 9.5% of total loans at March 31, 2019 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 12.2% of total loans at March 31, 2019 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See Note 4 - Student Loans for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2019 and December 31, 2018, these financial instruments include commitments to extend credit of $202,905,000 and $144,643,000, respectively, and standby letters of credit of $908,000 and $1,183,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of delinquent loans at March 31, 2019 (in 000's):

March 31, 2019	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$54,857	$54,857	$—
Government program loans	—	—	—	—	835	835	—
Total commercial and industrial	—	—	—	—	55,692	55,692	—
Commercial real estate loans	—	—	—	—	233,785	233,785	—
Residential mortgages	—	—	—	—	61,281	61,281	—
Home improvement and home equity loans	—	—	—	—	288	288	—
Total real estate mortgage	—	—	—	—	295,354	295,354	—

Real estate construction and development loans	—	—	8,825	8,825	94,136	102,961	—
Agricultural loans	—	—	—	—	55,112	55,112	—

Installment and student loans	561	102	134	797	69,827	70,624	134
Overdraft protection lines	—	—	—	—	44	44	—
Overdrafts	—	—	—	—	113	113	—
Total installment and student loans	561	102	134	797	69,984	70,781	134
Total loans	$561	$102	$8,959	$9,622	$570,278	$579,900	$134

The following is a summary of delinquent loans at December 31, 2018 (in 000's):

December 31, 2018	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$55,929	$55,929	$—
Government program loans	—	—	—	—	1,049	1,049	—
Total commercial and industrial	—	—	—	—	56,978	56,978	—
Commercial real estate loans	—	—	389	389	229,059	229,448	—
Residential mortgages	32	—	—	32	59,399	59,431	—
Home improvement and home equity loans	—	—	—	—	321	321	—
Total real estate mortgage	32	—	389	421	288,779	289,200	—
Real estate construction and development loans	—	—	8,825	8,825	99,970	108,795	—
Agricultural loans	—	—	—	—	61,149	61,149	—

Installment and student loans	130	139	—	269	71,362	71,631	—
Overdraft protection lines	—	—	—	—	41	41	—
Overdrafts	—	—	—	—	139	139	—
Total installment and student loans	130	139	—	269	71,542	71,811	—
Total loans	$162	$139	$9,214	$9,515	$578,418	$587,933	$—

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2019 or December 31, 2018.

The following is a summary of nonaccrual loan balances at March 31, 2019 and December 31, 2018 (in 000's).

	March 31, 2019	December 31, 2018
Commercial and business loans	$—	$—
Government program loans	—	—
Total commercial and industrial	—	—

Commercial real estate loans	—	389
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	389

Real estate construction and development loans	11,629	11,663
Agricultural loans	—	—
Installment and student loans	—	—

Total loans	$11,629	$12,052

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

The following is a summary of impaired loans at March 31, 2019 (in 000's).

March 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$2,091	$512	$1,588	$2,100	$786	$2,312	$35
Government program loans	282	284	—	284	—	288	5
Total commercial and industrial	2,373	796	1,588	2,384	786	2,600	40

Commercial real estate loans	1,825	919	915	1,834	394	1,571	13
Residential mortgages	1,856	382	1,480	1,862	68	1,950	24
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,681	1,301	2,395	3,696	462	3,521	37

Real estate construction and development loans	11,629	11,629	—	11,629	—	11,646	43
Agricultural loans	712	—	716	716	520	767	17
Installment and student loans	30	30	—	30	—	35	1

Total impaired loans	$18,425	$13,756	$4,699	$18,455	$1,768	$18,569	$138

(1) The recorded investment in loans includes accrued interest receivable of $30.
(2) Information is based on the three months ended ended March 31, 2019.

The following is a summary of impaired loans at December 31, 2018 (in 000's).

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$2,513	$470	$2,054	$2,524	$787	$2,955	$179
Government program loans	291	292	—	292	—	254	20
Total commercial and industrial	2,804	762	2,054	2,816	787	3,209	199

Commercial real estate loans	1,305	389	919	1,308	394	1,370	60
Residential mortgages	2,028	391	1,646	2,037	75	2,412	117
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,333	780	2,565	3,345	469	3,782	177

Real estate construction and development loans	11,663	11,663	—	11,663	—	9,144	331
Agricultural loans	543	—	818	818	520	1,014	81

Installment and student loans	41	41	—	41	—	48	5

Total impaired loans	$18,384	$13,246	$5,437	$18,683	$1,776	$17,197	$793

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

The average recorded investment in impaired loans for the three months ended March 31, 2019 and 2018 was $18,569,000 and $14,180,000, respectively. Interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018 was approximately $138,000 and $170,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $43,000 and $63,000 for the three months ended March 31, 2019 and 2018, respectively.

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

There were no TDR additions for the three months ended March 31, 2019.

The following tables illustrates TDR additions for the three months ended March 31, 2018:

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

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At March 31, 2019, the Company had 15 restructured loans totaling $6,340,000 as compared to 17 restructured loans totaling $7,059,000 at December 31, 2018.

The following tables summarize TDR activity by loan category for the three months ended March 31, 2019 and March 31, 2018 (in 000's).

Three Months Ended March 31, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$75	$1,305	$2,029	$—	$2,838	$812	$—	$7,059

Additions	—	—	—	—	—	—	—	—

Principal reductions	(18)	(389)	(172)	—	(34)	(101)	—	(714)

Charge-offs	—	(5)	—	—	—	—	—	(5)

Ending balance	$57	$911	$1,857	$—	$2,804	$711	$—	$6,340

Allowance for loan loss	$—	$394	$68	$—	$—	$520	$—	$982
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Three Months Ended March 31, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$436	$1,233	$2,542	$—	$5,951	$1,200	$—	$11,362

Additions	—	—	—	—	—	—	—	—

Principal additions (reductions)	(226)	81	(17)	—	(1,035)	(90)	—	(1,287)

Charge-offs	(63)	—	—	—	—	—	—	(63)

Ending balance	$147	$1,314	$2,525	$—	$4,916	$1,110	$—	$10,012

Allowance for loan loss	$—	$464	$109	$—	$—	$786	$—	$1,359
Defaults	$—	$—	$—	$—	$(310)	$—	$—	$(310)

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

The Company did not carry any loans graded as loss at March 31, 2019 or December 31, 2018.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2019 and December 31, 2018:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
March 31, 2019
(in 000's)
Grades 1 and 2	$310	$2,869	$—	$—	$3,179
Grade 3	—	1,019	—	—	1,019
Grades 4 and 5 – pass	51,380	225,815	91,332	54,400	422,927
Grade 6 – special mention	1,654	3,167	—	—	4,821
Grade 7 – substandard	2,348	915	11,629	712	15,604
Grade 8 – doubtful	—	—	—	—	—
Total	$55,692	$233,785	$102,961	$55,112	$447,550

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2018
(in 000's)
Grades 1 and 2	$324	$2,881	$—	$80	$3,285
Grade 3	—	1,028	—	—	1,028
Grades 4 and 5 – pass	53,843	222,970	97,132	60,256	434,201
Grade 6 – special mention	48	2,180	—	—	2,228
Grade 7 – substandard	2,763	389	11,663	813	15,628
Grade 8 – doubtful	—	—	—	—	—
Total	$56,978	$229,448	$108,795	$61,149	$456,370

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$47,193	$268	$69,716	$117,177	$49,563	$300	$70,990	$120,853
Pass	13,298	20	901	14,219	9,186	21	780	9,987
Special mention	585	—	134	719	470	—	—	470
Substandard	205	—	30	235	212	—	41	253
Doubtful	—	—	—	—	—	—	—	—
Total	$61,281	$288	$70,781	$132,350	$59,431	$321	$71,811	$131,563

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

Residential mortgages – This segment is considered to have low risk factors both from the Company and peer statistics. These loans are secured by first deeds of trust. The losses experienced over the past sixteen quarters are isolated to approximately three loans and are generally the result of short sales.

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
The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2019 and 2018 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
March 31, 2019
Beginning balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395
Provision (recovery of provision) for credit losses	(107)	(20)	(236)	(162)	308	223	6

Charge-offs	—	(5)	—	—	(103)	—	(108)
Recoveries	47	5	—	—	72	—	124
Net recoveries (charge-offs)	47	—	—	—	(31)	—	16

Ending balance	$1,613	$995	$2,188	$969	$1,836	$816	$8,417
Period-end amount allocated to:
Loans individually evaluated for impairment	786	462	—	520	—	—	1,768
Loans collectively evaluated for impairment	827	533	2,188	449	1,836	816	6,649
Ending balance	$1,613	$995	$2,188	$969	$1,836	$816	$8,417

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
March 31, 2018
Beginning balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267
Provision (recovery of provision) for credit losses	614	17	(41)	(289)	(140)	(350)	(189)

Charge-offs	(88)	—	—	—	(4)	—	(92)
Recoveries	51	5	—	—	74	—	130
Net (charge-offs) recoveries	(37)	5	—	—	70	—	38

Ending balance	$1,985	$1,204	$2,862	$1,342	$817	$906	$9,116
Period-end amount allocated to:
Loans individually evaluated for impairment	996	558	—	785	—	—	2,339
Loans collectively evaluated for impairment	989	646	2,862	557	817	906	6,777
Ending balance	$1,985	$1,204	$2,862	$1,342	$817	$906	$9,116

The following summarizes information with respect to the loan balances at March 31, 2019 and 2018.

	March 31, 2019			March 31, 2018
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$2,100	$52,757	$54,857	$3,298	$49,216	$52,514
Government program loans	284	551	835	318	614	932
Total commercial and industrial	2,384	53,308	55,692	3,616	49,830	53,446

Commercial real estate loans	1,834	231,951	233,785	1,615	208,496	210,111
Residential mortgage loans	1,862	59,419	61,281	2,533	79,642	82,175
Home improvement and home equity loans	—	288	288	—	445	445
Total real estate mortgage	3,696	291,658	295,354	4,148	288,583	292,731

Real estate construction and development loans	11,629	91,332	102,961	4,606	120,740	125,346

Agricultural loans	716	54,396	55,112	1,116	56,499	57,615

Installment and student loans	30	70,751	70,781	84	66,660	66,744

Total loans	$18,455	$561,445	$579,900	$13,570	$582,312	$595,882

4.	Student Loans

Included in installment loans are $67,081,000 and $68,221,000 in student loans at March 31, 2019 and December 31, 2018, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $6,841,000 at March 31, 2019 and $5,866,000 at December 31, 2018. At March 31, 2019 there were 552 loans within repayment, deferment, and forbearance which represented $14,254,000, $2,881,000, and $5,586,000, respectively. At December 31, 2018, there were 595 loans within repayment, deferment, and forbearance which represented $15,526,000, $1,945,000 and $7,336,000, respectively. As of March 31, 2019 the risks within the student loan portfolio were assessed and it was determined that along with the calculation of the general reserve of $853,000, an additional allowance of $925,000 was appropriate, for a total reserve against the student loan portfolio of $1,778,000. The additional allowance was determined as a percentage of the forbearance loan total and a 100% reserve against student loans rated special mention. The percentage utilized for the calculation against forbearance loans was increased during the period. At December 31, 2018 the general reserve for the student loan portfolio was $880,000 with an additional allowance of $640,000, for a total reserve against the student loan portfolio of $1,520,000. There were no TDR's within the portfolio as of March 31, 2019 or December 31, 2018. The yield on the student loan portfolio was 8.12% for the three months ended March 31, 2019 and 6.34% for the year ended December 31, 2018.

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

The following tables summarize the credit quality indicators for outstanding student loans as of March 31, 2019 and December 31, 2018 (in 000's, except for number of borrowers):

	March 31, 2019			December 31, 2018
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	991	$42,165	$6,073	1,056	$42,852	$5,494
Grace	87	2,195	436	23	562	81
Repayment	338	14,254	109	366	15,526	118
Deferment	71	2,881	152	48	1,945	79
Forbearance	143	5,586	180	181	7,336	212
Total	1,630	$67,081	$6,950	1,674	$68,221	$5,984

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. As of March 31, 2019, $4,000 in accrued interest receivable was reversed, due to charge-offs of $103,000 within the student loan portfolio. As of December 31, 2018, $26,000 in accrued interest receivable was reversed, due to charge-offs of $388,000 within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of March 31, 2019 and December 31, 2018 (in 000's, except for number of borrowers):

	March 31, 2019		December 31, 2018
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	224	$19,043	248	$22,534
31 - 60 days	6	561	2	130
61 - 90 days	2	102	4	140
91 - 120 days	1	134	1	58
Total	233	$19,840	255	$22,862

5.	Deposits

Deposits include the following:

(in 000's)	March 31, 2019	December 31, 2018
Noninterest-bearing deposits	$300,476	$292,720
Interest-bearing deposits:
NOW and money market accounts	365,587	340,445
Savings accounts	92,237	90,046
Time deposits:
Under $250,000	52,322	60,875
$250,000 and over	20,955	21,557
Total interest-bearing deposits	531,101	512,923
Total deposits	$831,577	$805,643
* CDARs reciprocal deposits are no longer considered brokered deposits for the Company.

6.	Short-term Borrowings/Other Borrowings

At  March 31, 2019, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $295,925,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3,954,000. At March 31, 2019, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank (PCBB) totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of March 31, 2019, $15,526,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $437,547,000 in secured and unsecured loans were pledged at March 31, 2019, as collateral for borrowing lines with the Federal Reserve Bank. At March 31, 2019, the Company had no outstanding borrowings.

At December 31, 2018, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $287,446,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $4,119,000. At December 31, 2018, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") and Union Bank totaling $10,000,000 each, with a Fed Funds line of $20,000,000 at Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2018, $4,338,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $421,393,000 in secured and unsecured loans were pledged at December 31, 2018, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2018, the Company had no outstanding borrowings.

7.	Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of March 31, 2019, the Company had 12 operating leases and no financing leases.

The components of lease expense were as follows:

(in 000's)	March 31, 2019
Operating lease expense	191
Short-term lease expense	—
Variable lease expense	—
Sublease income	—
Total	$191
Supplemental balance sheet information related to leases was as follows:

(in 000's)	March 31, 2019
Operating cash flows from operating leases	$185
ROU assets originally obtained in exchange for new operating lease liabilities	$3,395
Weighted-average remaining lease term in years for operating leases	7.16
Weighted-average discount rate for operating leases	5.02%
Maturities of lease liabilities were as follows:

Twelve Months Ended
(in 000's)	March 31, 2019
2020	$639
2021	623
2022	544
2023	530
2024	520
Thereafter	1,142
Total undiscounted cash flows	3,998
Less: present value discount	(655)
Present value of net future minimum lease payments	$3,343

8.	Supplemental Cash Flow Disclosures

	Three months ended March 31,
(in 000's)	2019	2018
Cash paid during the period for:
Interest	$933	$474
Income taxes	—	—
Noncash investing activities:
Unrealized gain on unrecognized post retirement costs	14	9
Unrealized gain (loss) on available for sale securities	288	(254)
Unrealized (loss) gain on TRUPs	(705)	567
Cash dividend declared	1,869	1,521
Adoption of ASU 2016-01: reclassification of TRUPs to accumulated other comprehensive income	—	1,482
Adoption of ASU 2016-01: recognition of previously unrealized losses within CRA Fund	—	184
Adoption of ASU 2016-02: recognition of lease right-of-use (ROU) asset	3,395	—
Adoption of ASU 2016-02: recognition of lease liability	3,486	—

9.	Dividends on Common Stock

On March 26, 2019, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 17, 2019, to shareholders of record as of April 8, 2019. Approximately $1,869,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

10.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended March 31,
	2019	2018
Net income (000's, except per share amounts)	$4,007	$3,157

Weighted average shares issued	16,947,040	16,890,243
Add: dilutive effect of stock options	25,590	27,356
Weighted average shares outstanding adjusted for potential dilution	16,972,630	16,917,599

Basic earnings per share	$0.24	$0.19
Diluted earnings per share	$0.24	$0.19
Anti-dilutive stock options excluded from earnings per share calculation	60,000	130,000

11.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2019 and December 31, 2018, the Company had no recorded valuation allowance. The Company is no longer subject to IRS examination for years before 2014.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended March 31, 2019 and 2018 were insignificant.

The Company reported a provision for income taxes of $1,623,000 for the three months ended March 31, 2019 as compared to the $1,280,000 provision reported in the comparable period of 2018. The effective tax rate was 28.83% for the three months ended March 31, 2019 as compared to 28.85% for the comparable period of 2018.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of March 31, 2019.

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

At March 31, 2019 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 5.30% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At March 31, 2019, the total cumulative gain recorded on the debt is $2,131,000.

The net fair value calculation performed as of March 31, 2019 resulted in a net pretax loss adjustment of $291,000 ($205,000, net of tax) for the three months ended March 31, 2019, compared to a net pretax gain adjustment of $97,000 ($57,000, net of tax) for the three months ended March 31, 2018.

For the three months ended March 31, 2019, the net $291,000 ($205,000, net of tax) fair value loss adjustment was separately presented as a $414,000 gain ($292,000, net of tax) recognized on the consolidated statements of income, and a $705,000 loss ($497,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income. For the three months ended March 31, 2018, the net $97,000 ($57,000, net of tax) fair value loss adjustment was separately presented as a $470,000 loss ($331,000, net of tax) recognized on the consolidated statements of income, and a $567,000 gain ($399,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

March 31, 2019
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$260,701	$260,701	$260,701	$—	$—
Investment securities	66,604	62,888	3,716	62,888	—
Loans	571,200	559,951	—	—	559,951
Accrued interest receivable	9,485	9,485	—	9,485	—
Financial Liabilities:
Deposits:
Noninterest-bearing	300,476	300,476	300,476	—	—
NOW and money market	365,587	365,587	365,587	—	—
Savings	92,237	92,237	92,237	—	—
Time deposits	73,277	72,653	—	—	72,653
Total deposits	831,577	830,953	758,300	—	72,653
Junior subordinated debt	10,454	10,454	—	—	10,454
Accrued interest payable	81	81	—	81	—

December 31, 2018
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$220,337	$220,337	$220,337	$—	$—
Investment securities	70,085	70,085	3,659	66,426	—
Loans	579,419	566,195	—	—	566,195
Accrued interest receivable	8,341	8,341	—	8,341	—
Financial Liabilities:
Deposits:
Noninterest-bearing	292,720	292,720	292,720	—	—
NOW and money market	340,445	340,445	340,445	—	—
Savings	90,046	90,046	90,046	—	—
Time deposits	82,432	81,745	—	—	81,745
Total deposits	805,643	804,956	723,211	—	81,745
Junior subordinated debt	10,155	10,155	—	—	10,155
Accrued interest payable	57	57	—	57	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the three month period ended March 31, 2019.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

March 31, 2019				December 31, 2018
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount rate	5.30%	Junior Subordinated Debt	Discounted cash flow	Discount rate	5.86%

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The narrowing of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The increase in discount rate between the periods ended March 31, 2019 and December 31, 2018 is primarily due to increases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2019 (in 000’s):

Description of Assets	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$34,486	$—	$34,486	$—
U.S. Government collateralized mortgage obligations	28,402	—	28,402	—
Total AFS securities	$62,888	$—	$62,888	$—

Marketable equity securities (2)	3,716	3,716	—	—

Total	$66,604	$3,716	$62,888	$—

Description of Liabilities	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,454	—	—	$10,454
Total	$10,454	—	—	$10,454

(1)Nonrecurring
(2)Recurring

There were no non-recurring fair value adjustments at March 31, 2019.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2018 (in 000’s):

Description of Assets	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$36,527	$—	$36,527	$—
U.S. Government collateralized mortgage obligations	29,899	—	29,899	—
Total AFS securities	66,426	—	66,426	$—

Marketable equity securities (2)	3,659	3,659	—	—
Impaired Loans (1):
Real estate mortgage	389	—	—	389
Total impaired loans	389	—	—	389
Total	$70,474	$3,659	$66,426	$389

Description of Liabilities	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,155	$—	$—	$10,155
Total	$10,155	$—	$—	$10,155

(1)Nonrecurring
(2)Recurring

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2018 (in 000's). There were no assets measured at fair value on a non-recurring basis at March 31, 2019.

December 31, 2018
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
Real estate mortgage	$389	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	9.43%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2019 and 2018 (in 000’s):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,155	$9,730
Gross (gain) loss included in earnings	(414)	470
Gross loss (gain) related to changes in instrument specific credit risk	705	(567)
Change in accrued interest	8	8
Ending balance	$10,454	$9,641
The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(414)	$470

14.	Goodwill and Intangible Assets

At March 31, 2019, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2018. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at March 31, 2019.

15.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	March 31, 2019			December 31, 2018
(in 000's)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(372)	$(459)	$1,505	$(248)	$(462)	$—
Reclassifications upon adoption of ASU 2016-01	—	—	—	184	—	1,482
Adjusted beginning balance	(372)	(459)	1,505	(64)	(462)	1,482
Current period comprehensive income (loss)	203	10	(497)	(308)	3	23
Ending balance	$(169)	$(449)	$1,008	$(372)	$(459)	$1,505
Accumulated other comprehensive income			$390			$674

16.	Subsequent Events

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

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; vi) volatility and devaluation in the securities markets, vi) expected cost savings from recent acquisitions are not realized, vii) potential impairment of goodwill and other intangible assets, and viii) technology implementation problems and information security breaches. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. In recent periods, the imposition by the US of tariffs on China and several other countries has resulted in retaliation by those countries against US agricultural imports. This has created a high degree of uncertainty and disruption in the agricultural community in the Central Valley due to the potential to adversely impact prices. Beginning in 2011, the state of California recently experienced one of the worst droughts in recorded history. While the drought has subsequently been declared over, it is not possible to quantify the drought's impact on businesses and consumers located in the Company's market areas or to predict adverse economic impacts related to future droughts. In response to the prolonged drought, the California state legislature passed the Sustainable Groundwater Management Act with the purpose to ensure better local and regional management of groundwater use and sustainable groundwater management in California by 2042. The timing and potential impact of this Act on agriculture and agriculture related business is unknown at this time.

The residential real estate markets in the five county region from Merced to Kern has strengthened greatly and that trend has continued through 2019. Housing in the Central Valley continues to be relatively more affordable than the major metropolitan areas in California. As the Company continues its business development and expansion efforts throughout its market areas, it maintains its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers.

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

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2019 and beyond.

Results of Operations

On a year-to-date basis, the Company reported net income of $4,007,000 or $0.24 per share ($0.24 diluted), for the three months ended March 31, 2019, as compared to $3,157,000, or $0.19 per share ($0.19 diluted), for the same period in 2018. The Company’s return on average assets was 1.71% for the three months ended March 31, 2019, as compared to 1.57% for the three months ended March 31, 2018. The Company’s return on average equity was 14.61% for the three months ended March 31, 2019, as compared to 12.43% for the three months ended March 31, 2018.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three month periods ended March 31, 2019 and 2018.

Interest Rates and Interest Differentials
Three months ended March 31, 2019 and 2018

		2019			2018
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$578,326	$8,642	6.06%	$598,891	$8,226	5.57%
Investment securities - taxable (3)	68,293	477	2.83%	44,431	193	1.76%
Interest-bearing deposits in FRB	215,644	1,298	2.44%	98,070	384	1.59%
Total interest-earning assets	862,263	$10,417	4.90%	741,392	$8,803	4.82%
Allowance for credit losses	(8,458)			(9,335)
Noninterest-earning assets:
Cash and due from banks	28,349			26,442
Premises and equipment, net	9,741			10,156
Accrued interest receivable	8,217			6,230
Other real estate owned	5,745			5,745
Other assets	41,727			36,780
Total average assets	$947,584			$817,410
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$110,482	$39	0.14%	$89,254	$29	0.13%
Money market accounts	242,803	511	0.85%	156,952	197	0.51%
Savings accounts	91,503	78	0.35%	83,171	47	0.23%
Time deposits	77,669	206	1.08%	66,691	114	0.69%
Junior subordinated debentures	10,090	123	4.94%	9,685	90	3.77%
Total interest-bearing liabilities	532,547	$957	0.73%	405,753	$477	0.48%
Noninterest-bearing liabilities:
Noninterest-bearing checking	294,801			301,787
Accrued interest payable	181			100
Other liabilities	8,844			6,758
Total liabilities	836,373			714,398

Total shareholders' equity	111,211			103,012
Total average liabilities and shareholders' equity	$947,584			$817,410
Interest income as a percentage of average earning assets			4.90%			4.82%
Interest expense as a percentage of average earning assets			0.45%			0.26%
Net interest margin			4.45%			4.56%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of $32 for the three months ended March 31, 2019 and loan costs of approximately $116 for the three months ended March 31, 2018.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

After declining to a low of 3.25% in 2008, the prime rate has increased steadily since 2015 to reach its present rate of 5.50%. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended March 31, 2019 compared to March 31, 2018
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$416	$712	$(296)
Investment securities available for sale	284	151	133
Interest-bearing deposits in FRB	914	35	879
Total interest income	1,614	898	716
Increase (decrease) in interest expense:
Interest-bearing demand accounts	324	200	124
Savings and money market accounts	31	26	5
Time deposits	92	71	21
Subordinated debentures	33	29	4
Total interest expense	480	326	154
Increase in net interest income	$1,134	$572	$562

For the three months ended March 31, 2019, total interest income increased approximately $1,614,000, or 18.33%, as compared to the three months ended March 31, 2018. Average earning asset volumes for loans and leases decreased $20,565,000. Overnight investments with the FRB increased $117,574,000, while available for sale investment securities increased $23,862,000 between the two periods. The average yield on loans increased 49 basis points between the two periods, and the average yield on investment securities increased approximately 107 basis points during the three months ended March 31, 2019 as compared to the same period in 2018.

The overall average yield on the loan portfolio increased to 6.06% for the three months ended March 31, 2019, as compared to 5.57% for the three months ended March 31, 2018. The yield on loans for the three months ended March 31, 2018 includes $550,000 in write-downs of unamortized insurance premiums on the student loan portfolio and $175,000 in reversal of accrued interest on nonaccrual loan activity. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At March 31, 2019, 56.0% of the Company's loan portfolio consisted of floating rate instruments, as compared to 55.3% of the portfolio at December 31, 2018, with the majority of those tied to the prime rate. Approximately 13.9%, or $45,019,000, of the floating rate loans had rate floors at March 31, 2019, making them effectively fixed-rate loans for certain increases in interest rates. None of the loans with floors have floor spreads of 100 basis points or more.

Although market rates of interest remain at low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin decreased to 4.45% for the three months ended March 31, 2019, when compared to 4.56% for the three months ended March 31, 2018. The net interest margin decreased due to increases in deposit yields, partially offset by increases in the loan portfolio yield, increases in the yield on investment securities, and increases in the yield on overnight investments held at correspondent banks. Due to the increase in interest rates paid on deposits and the increase in interest-bearing NOW and money market deposit balances, the Company’s average cost of funds rose to 0.73% for the three months ended March 31, 2019, as compared to 0.48% for the three months ended March 31, 2018. For the three months ended March 31, 2019, total interest expense increased approximately $480,000, or 100.63%, as compared to the three months ended March 31, 2018. Between those two periods, average interest-bearing liabilities increased by $126,794,000 due to increases in NOW, money market, savings accounts, and time deposits. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at March 31, 2019.

Net interest income before provision for credit losses has increased between the three months ended March 31, 2019 and 2018, totaling $9,460,000 for the three months ended March 31, 2019 as compared to $8,326,000 for the three months ended March 31,

2018. The increase in net interest income between 2018 and 2019 was primarily the result of higher yields on the loan and investment portfolios and increases in overnight balances held at the Federal Reserve.

The decrease in net interest margin between 2018 and 2019 can be primarily attributed to the increases in interest-bearing deposits.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 3/31/2019	YTD Average 12/31/18	YTD Average 3/31/2018
Loans	67.08%	73.27%	80.78%
Investment securities available for sale	7.92%	6.91%	5.99%
Interest-bearing deposits in FRB	25.00%	19.82%	13.23%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	20.75%	22.21%	22.00%
Money market accounts	45.60%	41.82%	38.68%
Savings accounts	17.18%	18.72%	20.50%
Time deposits	14.58%	15.10%	16.44%
Subordinated debentures	1.89%	2.15%	2.38%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2019 and 2018:

(in 000's)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Amount of Change	Percent Change
Customer service fees	$809	$951	$(142)	(14.93)%
Increase in cash surrender value of BOLI/COLI	145	125	20	16.00%
Gain (loss) on marketable equity securities	57	(60)	117	(195.00)%
Gain on proceeds from bank-owned life insurance	—	171	(171)	(100.00)%
Gain (loss) on fair value of junior subordinated debentures	414	(470)	884	(188.09)%
Loss on sale of other investment	(109)	—	(109)	100.00%
Other	207	205	2	0.98%
Total noninterest income	$1,523	$922	$601	65.18%

Noninterest income for the three months ended March 31, 2019 increased $601,000 to $1,523,000, compared to the three months ended March 31, 2018. The increase is mostly attributed to the the gain on fair value of junior subordinated debentures of $414,000 recorded during the three months ended March 31, 2019 compared to the loss on fair value of $470,000 recorded during the three months ended March 31, 2018. This increase was partially offset by a decrease of $142,000 in customer services fees and a gain on death benefit proceeds from bank owned life insurance of $171,000 recorded during 2018. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2019 and 2018:

(in 000's)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Amount of Change	Percent Change
Salaries and employee benefits	$2,772	$2,961	$(189)	(6.38)%
Occupancy expense	813	765	48	6.27%
Data processing	107	52	55	105.77%
Professional fees	813	588	225	38.27%
Regulatory assessments	93	83	10	12.05%
Director fees	91	80	11	13.75%
Correspondent bank service charges	14	17	(3)	(17.65)%
Loss on California tax credit partnership	—	5	(5)	(100.00)%
Net cost on operation of OREO	65	51	14	27.45%
Other	579	398	181	45.48%
Total expense	$5,347	$5,000	$347	6.94%

Noninterest expense increased approximately $347,000, or 6.94%, compared to the three months ended March 31, 2018. The increase experienced during the three months ended March 31, 2019, was primarily the result of increases of $225,000 in professional fees related to increases in corporate legal expenses, and $48,000 in occupancy expense. This increase was partially offset by a decrease of $189,000 in salaries and employee benefits related to a decrease in stock compensation expense resulting from the issuance of equity awards. Increases in other expenses included an increase of $73,000 in the provision for unfunded loan commitments.

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

The Company has reviewed all of its tax positions as of March 31, 2019, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the three months ended March 31, 2019 was 28.83% compared to 28.85% for the three months ended March 31, 2018.

Financial Condition

Total assets increased $30,982,000, or 3.32%, to a balance of $964,040,000 at March 31, 2019, from the balance of $933,058,000 at December 31, 2018, and increased $109,236,000, or 12.78%, from the balance of $854,804,000 at March 31, 2018. Total deposits of $831,577,000 at March 31, 2019, increased $25,934,000, or 3.22%, from the balance reported at December 31, 2018, and increased $96,961,000, or 13.20%, from the balance of $734,616,000 reported at March 31, 2018.

Cash and cash equivalents increased $40,364,000, or 18.32%, between December 31, 2018 and March 31, 2019. Net loans decreased $8,219,000, or 1.42%, to a balance of $571,200,000, and investment securities decreased $3,481,000, or 4.97%, during the first quarter of 2019.

Earning assets averaged approximately $862,263,000 during the three months ended March 31, 2019, as compared to $741,392,000 for the same period in 2018. Average interest-bearing liabilities increased to $532,547,000 for the three months ended March 31, 2019, from $405,753,000 reported for the comparative period of 2018.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $579,900,000 at March 31, 2019, a decrease of $8,033,000, or 1.37%, when compared to the balance of $587,933,000 at December 31, 2018, and a decrease of $15,982,000, or 2.76%, when compared to the balance of $595,882,000 reported at March 31, 2018. Loans on average decreased $20,565,000, or 3.43%, between the three months ended March 31, 2018 and March 31, 2019, with loans averaging $578,326,000 for the three months ended March 31, 2019, as compared to $598,891,000 for the same period of 2018.

Total loans decreased $8,033,000 between December 31, 2018 and March 31, 2019, and decreased $15,982,000 between March 31, 2018 and March 31, 2019. During the three months ended March 31, 2019, the Company experienced decreases in commercial and industrial loans and installment loans compared to the same period ended March 31, 2018. Installment loans decreased $1,030,000 between December 31, 2018 and March 31, 2019 and increased $4,037,000 between March 31, 2018 and March 31, 2019, mainly as the result of increases in student loans. Commercial and industrial loans decreased $1,286,000 between December 31, 2018 and March 31, 2019 and increased $2,246,000 between March 31, 2018 and March 31, 2019. Agricultural loans decreased $6,037,000 between December 31, 2018 and March 31, 2019 and decreased $2,503,000 between March 31, 2018 and March 31, 2019.

Installment and student loans increased $4,037,000 during the three months ended March 31, 2019 as compared to the same period ended March 31, 2018, due to growth in the student loan portfolio. Included in installment loans are $67,081,000 in student loans made to medical and pharmacy school students. The medical student loans are made to U.S. citizens attending medical schools in the U.S. and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the U.S. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $52,827,000 at March 31, 2019. Accrued interest on loans that have not entered repayment status totaled $6,841,000 at March 31, 2019. At March 31, 2019 there were 552 loans within repayment, deferment, and forbearance which represented $14,254,000, $2,881,000, and $5,586,000 in outstanding balances, respectively. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of March 31, 2019 is approximately $91,000.

Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 40.31%, 39.03%, and 35.26%, of the total loan portfolio at March 31, 2019, December 31, 2018, and March 31, 2018, respectively. Real estate mortgage loans increased $6,154,000, or 2.13%, between December 31, 2018 and March 31, 2019, and increased $2,623,000 between March 31, 2018 and March 31, 2019. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $61,281,000, or 10.57%, of the portfolio at March 31, 2019, $59,431,000, or 10.11% of the portfolio at December 31, 2018, and $82,175,000 or 13.79% of the portfolio at March 31, 2018. The Company held no loan participation purchases at March 31, 2018, December 31, 2018 or March 31, 2019. Loan participations sold decreased from $14,559,000, or 2.4%, of the portfolio at March 31, 2018, to $7,140,000, or 1.2%, of the portfolio, at December 31, 2018, and increased to $8,517,000, or 1.5%, of the portfolio, at March 31, 2019.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at March 31, 2019 and December 31, 2018, the category percentages as of those dates, and the net change between the two periods presented.

	March 31, 2019		December 31, 2018
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$55,692	9.6%	$56,978	9.7%	$(1,286)	(2.26)%
Real estate – mortgage	295,354	50.9%	289,200	49.2%	6,154	2.13%
RE construction & development	102,961	17.8%	108,795	18.5%	(5,834)	(5.36)%
Agricultural	55,112	9.5%	61,149	10.4%	(6,037)	(9.87)%
Installment and student loans	70,781	12.2%	71,811	12.2%	(1,030)	(1.43)%
Total gross loans	$579,900	100.00%	$587,933	100.00%	$(8,033)	(1.37)%

Deposits

Total deposits totaled $831,577,000 at March 31, 2019, representing an increase of $25,934,000, or 3.22%, from the balance of $805,643,000 reported at December 31, 2018, and an increase of $96,961,000, or 13.20%, from the balance of $734,616,000 reported at March 31, 2018.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at March 31, 2019 and December 31, 2018, and the net change between the two periods presented.

(in 000's)	March 31, 2019	December 31, 2018	Net Change	Percentage Change
Noninterest-bearing deposits	$300,476	$292,720	$7,756	2.65%
Interest-bearing deposits:
NOW and money market accounts	365,587	340,445	25,142	7.39%
Savings accounts	92,237	90,046	2,191	2.43%
Time deposits:
Under $250,000	52,322	60,875	(8,553)	-14.05%
$250,000 and over	20,955	21,557	(602)	-2.79%
Total interest-bearing deposits	531,101	512,923	18,178	3.54%
Total deposits	$831,577	$805,643	$25,934	3.22%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $300,476,000 and $531,101,000 at March 31, 2019, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits increased $18,178,000, or 3.54%, between December 31, 2018 and March 31, 2019, and non-interest-bearing deposits increased $7,756,000, or 2.65%, between the same two periods presented. Included in the increase of $18,178,000 in interest-bearing deposits during the three months ended March 31, 2019, are increases of $25,142,000 in NOW and money market accounts and increases of $2,191,000 in savings accounts, offset by decreases of $9,155,000 in time deposits.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 97.48% and 97.32% of the total deposit portfolio at March 31, 2019 and December 31, 2018, respectively. The Company held no brokered deposits at March 31, 2019 and December 31, 2018

On a year-to-date average, the Company experienced an increase of $119,403,000, or 17.11%, in total deposits between the three months ended March 31, 2019 and March 31, 2018. Between these two periods, average interest-bearing deposits increased $126,389,000, or 31.91%, and total noninterest-bearing deposits decreased $6,986,000, or 2.31%, on a year-to-date average basis.

Short-Term Borrowings

At March 31, 2019, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $295,925,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3,954,000. At March 31, 2019, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB"), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2019 and March 31, 2018, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $287,446,000, collateralized FHLB lines of credit totaling $4,119,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2018.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At March 31, 2019, impaired and classified loans totaled $19,476,000, or 3.4%, of gross loans as compared to $18,717,000, or 3.1%, of gross loans at December 31, 2018.

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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2019 and December 31, 2018, as well as classified loans at those period-ends.

(in 000's)	March 31, 2019	December 31, 2018
Specific allowance – impaired loans	$1,768	$1,776
Formula allowance – classified loans not impaired	25	4
Formula allowance – special mention loans	119	17
Total allowance for special mention and classified loans	1,912	1,797

Formula allowance for pass loans	5,689	6,005
Unallocated allowance	816	593
Total allowance for loan losses	$8,417	$8,395

Impaired loans	18,455	18,683
Classified loans not considered impaired	1,021	34
Total classified loans / impaired loans	$19,476	$18,717
Special mention loans not considered impaired	$6,428	$2,228

Impaired loans decreased $228,000 between December 31, 2018 and March 31, 2019, and the specific allowance related to impaired loans decreased $8,000 between December 31, 2018 and March 31, 2019. The decrease in impaired loans is primarily due to a decrease in non-performing loans. The formula allowance related to classified and special mention unimpaired loans increased by $123,000 between December 31, 2018 and March 31, 2019. The unallocated allowance increased from $593,000 at December 31, 2018 to $816,000 at March 31, 2019 due to a decrease in the specific reserve of one impaired loan, and an overall decrease in loan balances during the period. Although there has been a reduction in required loss reserves as economic conditions have improved, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans is reasonable and appropriate. The level of “pass” loans decreased approximately $10,833,000 between December 31, 2018 and March 31, 2019. The related formula allowance decreased $316,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At March 31, 2019, included in impaired loans, were troubled debt restructures totaling $6,340,000, of which $2,804,000 were on nonaccrual. The remaining $3,536,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 12.92% and 20.03% of total impaired loan balances at March 31, 2019. Of the $2,384,000 in commercial and industrial impaired loans reported at March 31, 2019, two loans, with a total recorded investment of $664,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2019, approximately $16,018,000, or 86.8%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2019 and December 31, 2018.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	March 31, 2019	March 31, 2019	December 31, 2018	December 31, 2018
Commercial and industrial	$2,384	$786	$2,816	$787
Real estate – mortgage	3,696	462	3,345	469
RE construction & development	11,629	—	11,663	—
Agricultural	716	520	818	520
Installment and student loans	30	—	41	—
Total impaired loans	$18,455	$1,768	$18,683	$1,776

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2019, approximately $2,767,000 of the total $6,340,000 in TDRs was comprised of real estate mortgages. An additional $2,804,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans and impaired installment loans at December 31, 2018 and March 31, 2019, due to the value of the collateral securing those loans.

Total troubled debt restructurings decreased 10.19% between March 31, 2019 and December 31, 2018. Nonaccrual TDRs decreased by 13.11% and accruing TDRs decreased by 7.72% over the same period. Total residential mortgages and real estate construction TDRs decreased $600,000 to a percentage total of 9.72%. These credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2019 and December 31, 2018.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	March 31, 2019	March 31, 2019	March 31, 2019
Commercial and industrial	$57	$—	$57
Real estate mortgage:
Commercial real estate	911	—	911
Residential mortgages	1,856	—	1,856
Total real estate mortgage	2,767	—	2,767
RE construction & development	2,804	2,804	—
Agricultural	712	—	712
Total troubled debt restructurings	$6,340	$2,804	$3,536

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2018	December 31, 2018	December 31, 2018
Commercial and industrial	$75	$—	$75
Real estate mortgage:
Commercial real estate	1,305	389	916
Residential mortgages	2,028	—	2,028
Total real estate mortgage	3,333	389	2,944
RE construction & development	2,838	2,838	—
Agricultural	813	—	813
Total troubled debt restructurings	$7,059	$3,227	$3,832

Of the $6,340,000 in total TDRs at March 31, 2019, $2,804,000 were on nonaccrual status at period-end. Of the $7,059,000 in total TDRs at December 31, 2018, $3,227,000 were on nonaccrual status at period-end. As of March 31, 2019, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of March 31, 2019 and December 31, 2018 (in 000's, except for number of borrowers):

	March 31, 2019			December 31, 2018
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	991	$42,165	$6,073	1,056	$42,852	$5,494
Grace	87	2,195	436	23	562	81
Repayment	338	14,254	109	366	15,526	118
Deferment	71	2,881	152	48	1,945	79
Forbearance	143	5,586	180	181	7,336	212
Total	1,630	$67,081	$6,950	1,674	$68,221	$5,984

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

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of March 31, 2019 and December 31, 2018 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	March 31, 2019	December 31, 2018
Nonaccrual loans (1)	$11,629	$12,052
Restructured loans	3,536	3,832
Loans past due 90 days or more, still accruing	134	—
Total nonperforming loans	15,299	15,884
Other real estate owned	5,745	5,745
Total nonperforming assets	$21,044	$21,629

Nonperforming loans to total gross loans	2.64%	2.70%
Nonperforming assets to total assets	2.18%	2.32%
Allowance for loan losses to nonperforming loans	55.02%	52.85%
 (1) Included in nonaccrual loans at March 31, 2019 and December 31, 2018 are restructured loans totaling $2,804,000 and $3,227,000, respectively.

Nonperforming loans decreased $585,000 between December 31, 2018 and March 31, 2019. Nonaccrual loans decreased $423,000 between December 31, 2018 and March 31, 2019, with real estate mortgage and real estate construction loans comprising 100.00% of total nonaccrual loans at March 31, 2019. The ratio of the allowance for loan losses to nonperforming loans decreased from 52.85% at December 31, 2018 to 55.02% at March 31, 2019.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	March 31, 2019	December 31, 2018	December 31, 2018
Nonaccrual Loans:
Commercial and industrial	$—	$—	$—
Real estate - mortgage	—	389	(389)
RE construction & development	11,629	11,663	(34)
Installment and student loans	—	—	—
Total nonaccrual loans	$11,629	$12,052	$(423)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2019 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased$585,000 from a balance of $21,629,000 at December 31, 2018 to a balance of $21,044,000 at March 31, 2019, and remained relatively high compared to peers during the three months ended March 31, 2019. Nonaccrual loans, totaling $11,629,000 at March 31, 2019, decreased $423,000 from the balance of $12,052,000 reported at December 31, 2018. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $228,000 during the three months ended March 31, 2019 to a balance of $18,455,000 at March 31, 2019. Other real estate owned through foreclosure remained the same at $5,745,000 for the period ended March 31, 2019 as compared to the balance recorded at December 31, 2018. Nonperforming assets as a percentage of total assets decreased from 2.32% at December 31, 2018 to 2.18% at March 31, 2019.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	March 31, 2019	December 31, 2018	March 31, 2018
Provision (recovery of provision) for credit losses year-to-date	$6	$(1,764)	$(189)
Allowance as % of nonperforming loans	55.02%	52.85%	93.32%

Nonperforming loans as % total loans	2.64%	2.70%	1.64%
Restructured loans as % total loans	1.09%	1.20%	1.63%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 15 loans totaling $6,340,000 at March 31, 2019, compared to 17 loans totaling $7,059,000 at December 31, 2018.

The following table summarizes special mention loans by type at March 31, 2019 and December 31, 2018.

(in thousands)	March 31, 2019	December 31, 2018
Commercial and industrial	$1,654	$48
Real estate mortgage:
Commercial real estate	3,167	2,180
Residential mortgages	585	470
Total real estate mortgage	3,752	2,650
RE construction & development	—	—
Agricultural	—	—
Installment and student loans	134	—
Total special mention loans	$5,540	$2,698

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the three months ended March 31, 2019 and March 31, 2018.

Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	March 31, 2019	March 31, 2018
Total loans outstanding at end of period before deducting allowances for credit losses	$579,617	$596,850
Average loans outstanding during period	578,326	598,891

Balance of allowance at beginning of period	8,395	9,267
Loans charged off:
Real estate	(5)	—
Commercial and industrial	—	(88)
Installment and student loans	(103)	(4)
Total loans charged off	(108)	(92)
Recoveries of loans previously charged off:
Real estate	5	5
Commercial and industrial	47	51
Installment and student loans	72	74
Total loan recoveries	124	130
Net loans recovered	16	38

Recovery of provision charged to operating expense	6	(189)
Balance of allowance for credit losses at end of period	$8,417	$9,116

Net loan recoveries to total average loans (annualized)	(0.01)%	(0.03)%
Net loan recoveries to loans at end of period (annualized)	—%	(0.01)%
Allowance for credit losses to total loans at end of period	1.45%	1.53%
Net loan recoveries to allowance for credit losses (annualized)	(0.76)%	(0.83)%
Provision (recovery of provision) for credit losses to net recoveries (annualized)	50.00%	(663.16)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ended March 31, 2019, the provision for the allowance for credit losses was $6,000 as compared to a recovery of provision of $189,000 for the three months ended March 31, 2018.

Net recoveries during the three months ended March 31, 2019 totaled $16,000 as compared to net recoveries of $38,000 for the three months ended March 31, 2018. The Company charged-off, or had partial charge-offs on 5 loans during the three months ended March 31, 2019, as compared to five loans during the same period ended March 31, 2018, and 9 loans during the year ended December 31, 2018. The annualized percentage net recoveries to average loans were 0.01% for the three months ended March 31, 2019 and 0.15% for the year ended December 31, 2018, and 0.03% for the three months ended March 31, 2018. The Company's loans net of unearned fees decreased from $596,850,000 at March 31, 2018 to $579,617,000 at March 31, 2019.

The allowance at March 31, 2019 was 1.45% of outstanding loan balances at March 31, 2019, as compared to 1.43% at December 31, 2018, and 1.53% at March 31, 2018.

At March 31, 2019 and March 31, 2018, $567,000 and $370,000, respectively, in reserves relate to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 1.45% credit loss allowance at March 31, 2019 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At March 31, 2019, the Bank had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth and accommodate any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2019, the loan portfolio totaled 60.12% of total assets and the loan to deposit ratio was 68.69%, compared to 63.00% and 71.92%, respectively, at December 31, 2018. Liquid assets at March 31, 2019, included cash and cash equivalents totaling $260,701,000 as compared to $220,337,000 at December 31, 2018. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $299,879,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at March 31, 2019.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the three months ended March 31, 2019, the Holding Company has received $2,024,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2017	$107,934
March 31, 2018	$165,347
December 31, 2018	$220,337
March 31, 2019	$260,701

Cash and cash equivalents increased $40,364,000 during the three months ended March 31, 2019, compared to an increase of $57,413,000 during the three months ended March 31, 2018.

The Company had a net cash inflow from operating activities of $2,823,000 for the three months ended March 31, 2019 and a cash inflow from operations totaling $2,639,000 for the period ended March 31, 2018. The Company experienced net cash inflows from investing activities of $11,607,000 related to a $8,050,000 decrease in loan balances and principal payments on available-for-sale securities of $3,677,000. For the three months ended March 31, 2018, the Company experienced net cash inflows from investing activities of $7,851,000 related to a $5,508,000 decrease in loan balances, augmented by principal payments on available-for-sale securities of $2,265,000.

During the three months ended March 31, 2019, the Company experienced net cash inflows from financing activities totaling $25,934,000, primarily as the result of increases of $35,090,000 in demand deposits and savings accounts, partially offset by decreases of $9,156,000 in time deposits. For the three months ended March 31, 2018, the Company experienced net cash inflows of $46,923,000 primarily as the result of increases of $44,010,000 in demand deposits and savings accounts, offset by decreases of $2.913,000 in time deposits and reciprocal accounts.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholders' equity to total tangible assets equal to or greater than 9.0%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.11% and 13.3% at March 31, 2019 and 2018, respectively.

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2019, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 14. Capital Ratios

	Ratio at March 31, 2019	Ratio at December 31, 2018	Minimum for Capital Adequacy (1)	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	17.75%	17.80%	10.50%	N/A
Bank	17.77%	17.70%	10.50%	10.00%
Tier 1 capital to risk-weighted assets
Company	16.50%	16.55%	8.50%	N/A
Bank	16.52%	16.45%	8.50%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	15.08%	15.15%	7.00%	N/A
Bank	16.52%	16.45%	7.00%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.30%	12.15%	6.00%	N/A
Bank	12.33%	12.16%	6.00%	5.00%
(1) Includes 2.50% Capital Conservation Buffer

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
As of March 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.7% of total shareholders' equity of $111,193,000 at March 31, 2019. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the three months ended March 31, 2019, the Company did not repurchase any of the shares available.

During the three months ended ended March 31, 2019, the Bank paid $2,024,000 in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On March 26, 2019, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 17, 2019, to shareholders of record as of April 8, 2019. Approximately $1,869,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank.  At March 31, 2019, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2019.

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

United Security Bancshares

Date:	May 3, 2019	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer