Form 10-Q
period 2019-06-30
UNITED SECURITY BANCSHARES
filed 2019-08-02
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2019: 16,953,744

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2019 and December 31, 2018

(in thousands except shares)	June 30, 2019	December 31, 2018
Assets
Cash and non-interest-bearing deposits in other banks	$30,074	$28,949
Due from Federal Reserve Bank ("FRB")	279,386	191,388
Cash and cash equivalents	309,460	220,337
Investment securities (at fair value)
Available for sale ("AFS") securities	59,863	66,426
Marketable equity securities	3,769	3,659
Total investment securities	63,632	70,085
Loans	573,421	587,933
Unearned fees and unamortized loan origination costs - net	(611)	(119)
Allowance for credit losses	(8,452)	(8,395)
Net loans	564,358	579,419
Premises and equipment - net	9,529	9,837
Accrued interest receivable	10,314	8,341
Other real estate owned	5,745	5,745
Goodwill	4,488	4,488
Deferred tax assets - net	3,095	3,174
Cash surrender value of life insurance	20,535	20,244
Operating lease right-of-use assets	3,836	—
Other assets	11,501	11,388
Total assets	$1,006,493	$933,058

Liabilities & Shareholders' Equity
Liabilities
Deposits
Non-interest-bearing	$304,172	$292,720
Interest-bearing	566,743	512,923
Total deposits	870,915	805,643

Accrued interest payable	77	57
Operating lease liabilities	3,938	—
Other liabilities	7,729	7,963
Junior subordinated debentures (at fair value)	10,496	10,155
Total liabilities	893,155	823,818
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 16,953,744 at June 30, 2019 and 16,946,622 at December 31, 2018	58,818	58,624
Retained earnings	54,312	49,942
Accumulated other comprehensive income	208	674
Total shareholders' equity	113,338	109,240
Total liabilities and shareholders' equity	$1,006,493	$933,058

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2019	2018	2019	2018
Interest Income:
Interest and fees on loans	$8,443	$7,491	$17,085	$15,717
Interest on investment securities	444	265	921	457
Interest on deposits in FRB	1,424	681	2,722	1,065
Total interest income	10,311	8,437	20,728	17,239

Interest Expense:
Interest on deposits	890	550	1,724	937
Interest on other borrowed funds	118	109	241	199
Total interest expense	1,008	659	1,965	1,136

Net Interest Income	9,303	7,778	18,763	16,103
Provision (Recovery of Provision) for Credit Losses	4	(1,136)	10	(1,325)
Net Interest Income after Provision (Recovery of Provision) for Credit Losses	9,299	8,914	18,753	17,428

Noninterest Income:
Customer service fees	830	1,020	1,639	1,971
Increase in cash surrender value of bank-owned life insurance	147	132	292	257
Gain (loss) on fair value of marketable equity securities	53	(18)	110	(78)
Gain on proceeds from bank-owned life insurance	—	—	—	171
Gain (loss) on fair value of junior subordinated debentures	497	(192)	911	(661)
Loss on dissolution of real estate investment trust	(5)	—	(114)	—
Gain on sale of assets	6	29	6	29
Other	201	198	408	403
Total noninterest income	1,729	1,169	3,252	2,092

Noninterest Expense:
Salaries and employee benefits	2,760	3,010	5,532	5,971
Occupancy expense	808	834	1,621	1,599
Data processing	144	99	251	211
Professional fees	746	614	1,559	1,142
Regulatory assessments	83	78	176	161
Director fees	95	81	186	162
Correspondent bank service charges	14	17	28	34
Loss on California tax credit partnership	—	5	—	9
Net cost on operation and sale of OREO	87	49	152	100
Other	525	531	1,104	929
Total noninterest expense	5,262	5,318	10,609	10,318

Income Before Provision for Taxes	5,766	4,765	11,396	9,202
Provision for Taxes on Income	1,669	1,373	3,292	2,653
Net Income	$4,097	$3,392	$8,104	$6,549

Net Income per common share
Basic	$0.24	$0.20	$0.48	$0.39
Diluted	$0.24	$0.20	$0.48	$0.39
Shares on which net income per common shares were based
Basic	16,950,564	16,899,968	16,948,810	16,895,135
Diluted	16,981,705	16,957,282	16,977,224	16,935,911

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net Income	$4,097	$3,392	$8,104	$6,549

Unrealized holdings gain (loss) on securities	275	(171)	563	(428)
Unrealized gains on unrecognized post-retirement costs	14	18	28	27
Unrealized (loss) gain on junior subordinated debentures	(542)	(272)	(1,247)	295
Other comprehensive loss, before tax	(253)	(425)	(656)	(106)
Tax (expense) benefit related to securities	(85)	46	(170)	128
Tax expense related to unrecognized post-retirement costs	(4)	(5)	(8)	(8)
Tax benefit (expense) related to junior subordinated debentures	160	80	368	(88)
Total other comprehensive loss	(182)	(304)	(466)	(74)
Comprehensive Income	$3,915	$3,088	$7,638	$6,475

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2017 (1)	16,885,615	$57,880	$44,182	$(710)	$101,352
(1) Excludes 46,511 unvested restricted shares

Adoption of ASU 2016-01: reclassification of unrealized gain on junior subordinated debentures to accumulated other comprehensive income			(1,482)	1,482	—
Adoption of ASU 2016-01: recognition of previously unrealized losses within marketable equity securities			(184)	184	—
Adjusted balance at January 1, 2018	16,885,615	$57,880	$42,516	$956	$101,352

Other comprehensive loss				230	230
Dividends payable ($0.09 per share)			(1,520)		(1,520)
Restricted stock units released	13,000				—
Stock-based compensation expense		291			291
Net income			3,156		3,156
Balance March 31, 2018 (2)	16,898,615	$58,171	$44,152	$1,186	$103,509
(2) Excludes 46,511 unvested restricted shares

Other comprehensive loss				(304)	(304)
Dividends payable ($0.09 per share)			(1,519)		(1,519)
Restricted stock units released	3,003				—
Stock-based compensation expense		138			138
Net income			3,392		3,392
Balance June 30, 2018 (3)	16,901,618	$58,309	$46,025	$882	$105,216
(3) Excludes 78,508 unvested restricted shares

Other comprehensive loss				(160)	(160)
Dividends payable ($0.10 per share)			(1,690)		(1,690)
Restricted stock units released	1,672				—
Stock-based compensation expense		163			163
Net income			3,517		3,517
Balance September 30, 2018 (4)	16,903,290	$58,472	$47,852	$722	$107,046
(4) Excludes 78,508 unvested restricted shares

Other comprehensive loss				(48)	(48)
Dividends payable ($0.11 per share)			(1,859)		(1,859)
Restricted stock units released	43,332				—
Stock-based compensation expense		152			152
Net income			3,949		3,949
Balance December 31, 2018 (5)	16,946,622	$58,624	$49,942	$674	$109,240
(5) Excludes 59,217 unvested restricted shares

Other comprehensive loss				(284)	(284)

Dividends payable ($0.11 per share)			(1,869)		(1,869)
Restricted stock units released	2,500				—
Stock-based compensation expense		99			99
Net income			4,007		4,007
Balance March 31, 2019 (6)	16,949,122	$58,723	$52,080	$390	$111,193
(6) Excludes 59,217 unvested restricted shares

Other comprehensive loss				(182)	(182)
Dividends payable ($0.11 per share)			(1,865)		(1,865)
Restricted stock units released	4,622				—
Stock-based compensation expense		95			95
Net income			4,097		4,097
Balance June 30, 2019 (7)	16,953,744	$58,818	$54,312	$208	$113,338
(7) Excludes 55,713 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2019	2018
Cash Flows From Operating Activities:
Net Income	$8,104	$6,549
Adjustments to reconcile net income to cash provided by operating activities:
Provision (recovery of provision) for credit losses	10	(1,325)
Depreciation and amortization	694	666
Amortization of operating lease right-of-use assets	354	—
Amortization of investment securities, net	298	258
Increase in accrued interest receivable	(1,972)	(1,866)
Increase (decrease) in accrued interest payable	20	(1)
Decrease in accounts payable and accrued liabilities	(2,104)	(1,401)
Decrease in unearned fees and unamortized loan origination costs, net	492	684
Decrease in income taxes payable	(760)	(1,204)
Unrealized (gain) loss on marketable equity securities	(110)	78
Stock-based compensation expense	194	429
Provision for deferred income taxes	(99)	(108)
Gain on bank owned life insurance	—	(171)
Increase in cash surrender value of bank-owned life insurance	(292)	(257)
(Gain) loss on fair value option of junior subordinated debentures	(911)	661
Loss on tax credit limited partnership interest	—	9
Loss on dissolution of real estate investment trust	114	—
Gain on sale of premises and equipment	(6)	(29)
Net decrease (increase) in other assets	1,054	(28)
Net cash provided by operating activities	5,080	2,944
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(47)	(10)
Purchases of available-for-sale securities	—	(19,860)
Principal payments of available-for-sale securities	6,828	4,698
Net decrease in loans	14,559	27,839
Investment in limited partnership	(320)	—
Cash proceeds from sale of premises and equipment	12	—
Proceeds from bank owned life insurance	—	376
Capital expenditures of premises and equipment	(392)	(542)
Net cash provided by investing activities	20,640	12,501
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	77,652	67,299
Net (decrease) increase in time deposits	(12,380)	1,970
Dividends on common stock	(1,869)	(1,520)
Net cash provided by financing activities	63,403	67,749

Net increase in cash and cash equivalents	89,123	83,194
Cash and cash equivalents at beginning of period	220,337	107,934
Cash and cash equivalents at end of period	$309,460	$191,128

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in its 2018 Annual Report on Form 10-K. These interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Reclassifications:
Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2019. None of the reclassifications had an impact on equity or net income.

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

Recently Adopted Accounting Standards:

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. The Company adopted the New Lease Standard as of January 1, 2019 using an optional transition method, as discussed in ASU 2018-11 below, that allows application of the new leases standard at the adoption date. Under the optional transition method, financial result reported in periods prior to 2019 are unchanged. The Company also elected the package of practical expedients, which among other things did not require assessment of lease classification. See Note 7 - Leases for additional information.

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2019 and December 31, 2018:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2019
Securities available-for-sale:
U.S. Government agencies	$33,384	$163	$(167)	$33,380
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	26,443	162	(122)	26,483
Total securities available for sale	$59,827	$325	$(289)	$59,863

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2018
Securities available-for-sale:
U.S. Government agencies	$36,665	$117	$(255)	$36,527
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,289	51	(441)	29,899
Total securities available for sale	$66,954	$168	$(696)	$66,426

The amortized cost and fair value of securities available for sale at June 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	June 30, 2019
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,263	4,263
Due after ten years	29,121	29,117
Collateralized mortgage obligations	26,443	26,483
	$59,827	$59,863

There were no realized gains or losses on sales of available-for-sale securities for the three and six month periods ended June 30, 2019 and June 30, 2018. There were no other-than-temporary impairment losses for the three and six month periods ended June 30, 2019 and June 30, 2018.

At June 30, 2019, available-for-sale securities with an amortized cost of approximately $52,747,000 (fair value of $52,704,000) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$4,938	$(51)	13,665	(116)	$18,603	$(167)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—	13,784	(122)	13,784	(122)
Total impaired securities	$4,938	$(51)	$27,449	$(238)	$32,387	$(289)

December 31, 2018
Securities available for sale:
U.S. Government agencies	$19,085	$(148)	$6,874	$(107)	$25,959	$(255)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—	16,681	(441)	16,681	(441)
Total impaired securities	$19,085	$(148)	$23,555	$(548)	$42,640	$(696)

Temporarily impaired securities at June 30, 2019, were comprised of seven U.S. government agency securities, and ten U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At June 30, 2019, the decline in fair value of the seven U.S. government agency securities, and the ten U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

During the six months ended June 30, 2019, the Company recognized $110,000 of unrealized gains related to equity securities held at June 30, 2019 in the consolidated statements of income. During the six months ended June 30, 2018, the Company recognized $78,000 of unrealized losses related to equity securities held at June 30, 2018 in the consolidated statements of income. For the quarter ended June 30, 2019, the Company recognized $53,000 of unrealized gains related to equity securities held at June 30, 2019 in the consolidated statements of income. For the quarter ended June 30, 2018, the Company recognized $18,000 of unrealized losses related to equity securities held at June 30, 2018 in the consolidated statements of income.

The Company had no held-to-maturity or trading securities at June 30, 2019 or December 31, 2018.

3.	Loans

Loans are comprised of the following:

(in 000's)	June 30, 2019	December 31, 2018
Commercial and industrial:
Commercial and business loans	$54,334	$55,929
Government program loans	811	1,049
Total commercial and industrial	55,145	56,978
Real estate mortgage:
Commercial real estate	227,525	229,448
Residential mortgages	54,142	59,431
Home improvement and home equity loans	221	321
Total real estate mortgage	281,888	289,200
Real estate construction and development	114,611	108,795
Agricultural	52,027	61,149
Installment and student loans	69,750	71,811
Total loans	$573,421	$587,933

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 9.6% of total loans at June 30, 2019 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 49.2% of total loans at June 30, 2019, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 20.0% of total loans at June 30, 2019, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 9.1% of total loans at June 30, 2019 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 12.2% of total loans at June 30, 2019 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See "Note 4 - Student Loans" for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2019 and December 31, 2018, these financial instruments include commitments to extend credit of $209,335,000 and $144,643,000, respectively, and standby letters of credit of $875,000 and $1,183,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of delinquent loans at June 30, 2019 (in 000's):

June 30, 2019	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$75	$—	$75	$54,259	$54,334	$—
Government program loans	—	—	—	—	811	811	—
Total commercial and industrial	—	75	—	75	55,070	55,145	—
Commercial real estate loans	1,016	—	—	1,016	226,509	227,525	—
Residential mortgages	—	—	—	—	54,142	54,142	—
Home improvement and home equity loans	—	—	—	—	221	221	—
Total real estate mortgage	1,016	—	—	1,016	280,872	281,888	—

Real estate construction and development loans	—	—	8,825	8,825	105,786	114,611	—
Agricultural loans	180	—	—	180	51,847	52,027	—

Installment and student loans	303	371	341	1,015	68,510	69,525	341
Overdraft protection lines	—	—	—	—	35	35	—
Overdrafts	—	—	—	—	190	190	—
Total installment and student loans	303	371	341	1,015	68,735	69,750	341
Total loans	$1,499	$446	$9,166	$11,111	$562,310	$573,421	$341

The following is a summary of delinquent loans at December 31, 2018 (in 000's):

December 31, 2018	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$55,929	$55,929	$—
Government program loans	—	—	—	—	1,049	1,049	—
Total commercial and industrial	—	—	—	—	56,978	56,978	—
Commercial real estate loans	—	—	389	389	229,059	229,448	—
Residential mortgages	32	—	—	32	59,399	59,431	—
Home improvement and home equity loans	—	—	—	—	321	321	—
Total real estate mortgage	32	—	389	421	288,779	289,200	—
Real estate construction and development loans	—	—	8,825	8,825	99,970	108,795	—
Agricultural loans	—	—	—	—	61,149	61,149	—

Installment and student loans	130	139	—	269	71,362	71,631	—
Overdraft protection lines	—	—	—	—	41	41	—
Overdrafts	—	—	—	—	139	139	—
Total installment and student loans	130	139	—	269	71,542	71,811	—
Total loans	$162	$139	$9,214	$9,515	$578,418	$587,933	$—

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2019 or December 31, 2018.

The following is a summary of nonaccrual loan balances at June 30, 2019 and December 31, 2018 (in 000's).

	June 30, 2019	December 31, 2018
Commercial and business loans	$75	$—
Government program loans	—	—
Total commercial and industrial	75	—

Commercial real estate loans	—	389
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	389

Real estate construction and development loans	11,562	11,663
Agricultural loans	—	—
Installment and student loans	—	—

Total loans	$11,637	$12,052

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

The following is a summary of impaired loans at June 30, 2019 (in 000's).

June 30, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$1,868	$403	$1,475	$1,878	$609	$2,167	$67
Government program loans	274	275	—	275	—	283	9
Total commercial and industrial	2,142	678	1,475	2,153	609	2,450	76

Commercial real estate loans	1,816	914	910	1,824	347	1,655	53
Residential mortgages	1,841	978	870	1,848	32	1,915	48
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,657	1,892	1,780	3,672	379	3,570	101

Real estate construction and development loans	11,562	11,562	—	11,562	—	11,618	125
Agricultural loans	659	—	667	667	451	734	32
Installment and student loans	—	—	—	—	—	24	—

Total impaired loans	$18,020	$14,132	$3,922	$18,054	$1,439	$18,396	$334

(1) The recorded investment in loans includes accrued interest receivable of $34.
(2) Information is based on the six months ended ended June 30, 2019.

The following is a summary of impaired loans at December 31, 2018 (in 000's).

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$2,513	$470	$2,054	$2,524	$787	$2,955	$179
Government program loans	291	292	—	292	—	254	20
Total commercial and industrial	2,804	762	2,054	2,816	787	3,209	199

Commercial real estate loans	1,305	389	919	1,308	394	1,370	60
Residential mortgages	2,028	391	1,646	2,037	75	2,412	117
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,333	780	2,565	3,345	469	3,782	177

Real estate construction and development loans	11,663	11,663	—	11,663	—	9,144	331
Agricultural loans	543	—	818	818	520	1,014	81

Installment and student loans	41	41	—	41	—	48	5

Total impaired loans	$18,384	$13,246	$5,437	$18,683	$1,776	$17,197	$793

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

The average recorded investment in impaired loans for the quarters ended June 30, 2019 and 2018 was $18,255,000 and $16,633,000, respectively. Interest income recognized on impaired loans for the quarters ended June 30, 2019 and 2018 was approximately $197,000 and $282,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $87,000 and $150,000 for the quarters ended June 30, 2019 and 2018, respectively.

The average recorded investment in impaired loans for the six months ended June 30, 2019 and 2018 was $18,396,000 and $16,468,000, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2019 and 2018 was approximately $334,000 and $452,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $129,000 and $213,000 for the six months ended June 30, 2019 and 2018, respectively.

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

There were no TDR additions or defaults for the three and six months ended June 30, 2019, and the three months ended June 30, 2018.

The following tables illustrates TDR additions for the periods indicated:

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

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At June 30, 2019, the Company had 15 restructured loans totaling $6,183,000 as compared to 17 restructured loans totaling $7,059,000 at December 31, 2018.

The following tables summarize TDR activity by loan category for the quarters ended June 30, 2019 and June 30, 2018 (in 000's).

Three Months Ended June 30, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$57	$911	$1,857	$—	$2,804	$711	$—	$6,340

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(19)	(4)	(16)	—	(66)	(52)	—	(157)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$38	$907	$1,841	$—	$2,738	$659	$—	$6,183

Allowance for loan loss	$—	$347	$32	$—	$—	$451	$—	$830
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Three Months Ended June 30, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$147	$1,314	$2,525	$—	$4,606	$1,110	$—	$9,702

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(37)	48	(305)	—	(1,667)	(100)	—	(2,061)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$110	$1,362	$2,220	$—	$2,939	$1,010	$—	$7,641

Allowance for loan loss	$—	$511	$80	$—	$—	$706	$—	$1,297
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

The following tables summarize TDR activity by loan category for the six months ended June 30, 2019 and June 30, 2018 (in 000's).

Six Months Ended June 30, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$75	$1,305	$2,029	$—	$2,838	$812	$—	$7,059

Additions	—	—	—	—	—	—	—	—

Principal reductions	(37)	(393)	(188)	—	(100)	(153)	—	(871)

Charge-offs	—	(5)	—	—	—	—	—	(5)

Ending balance	$38	$907	$1,841	$—	$2,738	$659	$—	$6,183

Allowance for loan loss	$—	$347	$32	$—	$—	$451	$—	$830
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$436	$1,233	$2,542	$—	$5,951	$1,200	$—	$11,362

Additions	—	—	—	—	—	—	—	—

Principal additions (reductions)	(263)	129	(322)	—	(3,012)	(190)	—	(3,658)

Charge-offs	(63)	—	—	—	—	—	—	(63)

Ending balance	$110	$1,362	$2,220	$—	$2,939	$1,010	$—	$7,641

Allowance for loan loss	$—	$511	$80	$—	$—	$706	$—	$1,297
Defaults	$—	$—	$—	$—	$(310)	$—	$—	$(310)

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

The Company did not carry any loans graded as loss at June 30, 2019 or December 31, 2018.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2019 and December 31, 2018:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
June 30, 2019
(in 000's)
Grades 1 and 2	$319	$2,850	$—	$—	$3,169
Grade 3	—	1,007	—	—	1,007
Grades 4 and 5 – pass	51,187	220,041	103,049	48,458	422,735
Grade 6 – special mention	1,507	1,701	—	2,910	6,118
Grade 7 – substandard	2,132	1,926	11,562	659	16,279
Grade 8 – doubtful	—	—	—	—	—
Total	$55,145	$227,525	$114,611	$52,027	$449,308

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2018
(in 000's)
Grades 1 and 2	$324	$2,881	$—	$80	$3,285
Grade 3	—	1,028	—	—	1,028
Grades 4 and 5 – pass	53,843	222,970	97,132	60,256	434,201
Grade 6 – special mention	48	2,180	—	—	2,228
Grade 7 – substandard	2,763	389	11,663	813	15,628
Grade 8 – doubtful	—	—	—	—	—
Total	$56,978	$229,448	$108,795	$61,149	$456,370

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse. Within the student loan portfolio, the Company monitors credit quality indicators such as delinquency and program defined status codes such as forbearance.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$40,038	$201	$68,535	$108,774	$49,563	$300	$70,990	$120,853
Pass	13,153	20	874	14,047	9,186	21	780	9,987
Special mention	750	—	341	1,091	470	—	—	470
Substandard	201	—	—	201	212	—	41	253
Doubtful	—	—	—	—	—	—	—	—
Total	$54,142	$221	$69,750	$124,113	$59,431	$321	$71,811	$131,563

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

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended June 30, 2019 and 2018 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development		Agricultural	Installment & Student Loans	Unallocated	Total
June 30, 2019
Beginning balance	$1,614	$995	$2,188		$969	$1,838	$813	$8,417
Provision (recovery of provision) for credit losses	(167)	(135)	142		163	136	(135)	4

Charge-offs	—	—	—		—	(5)	—	(5)
Recoveries	9	4	—		—	23	—	36
Net charge-offs	9	4	—		—	18	—	31

Ending balance	$1,456	$864	$2,330		$1,132	$1,992	$678	$8,452
Period-end amount allocated to:
Loans individually evaluated for impairment	609	379	—		451	—	—	1,439
Loans collectively evaluated for impairment	847	485	2,330	0.006	681	1,992	678	7,013
Ending balance	$1,456	$864	$2,330		$1,132	$1,992	$678	$8,452

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development		Agricultural	Installment & Student Loans	Unallocated	Total
June 30, 2018
Beginning balance	$1,985	$1,204	$2,862		$1,342	$821	$902	$9,116
Provision (recovery of provision) for credit losses	(793)	(7)	(175)		(41)	(55)	(65)	(1,136)

Charge-offs	—	—	—		—	(7)	—	(7)
Recoveries	355	16	—		—	81	—	452
Net charge-offs	355	16	—		—	74	—	445

Ending balance	$1,547	$1,213	$2,687		$1,301	$840	$837	$8,425
Period-end amount allocated to:
Loans individually evaluated for impairment	444	590	—		706	—	—	1,740
Loans collectively evaluated for impairment	1,103	623	2,687	0.006	595	840	837	6,685
Ending balance	$1,547	$1,213	$2,687		$1,301	$840	$837	$8,425

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2019 and 2018 (in 000's).

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2019
Beginning balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395
Provision (recovery of provision) for credit losses	(274)	(154)	(94)	1	446	85	10

Charge-offs	—	(5)	—	—	(114)	—	(119)
Recoveries	57	8	—	—	101	—	166
Net recoveries (charge-offs)	57	3	—	—	(13)	—	47

Ending balance	$1,456	$864	$2,330	$1,132	$1,992	$678	$8,452
Period-end amount allocated to:
Loans individually evaluated for impairment	609	379	—	451	—	—	1,439
Loans collectively evaluated for impairment	847	485	2,330	681	1,992	678	7,013
Ending balance	$1,456	$864	$2,330	$1,132	$1,992	$678	$8,452

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2018
Beginning balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267
Provision (recovery of provision) for credit losses	(181)	11	(216)	(330)	(190)	(419)	(1,325)

Charge-offs	(88)	—	—	—	(11)	—	(99)
Recoveries	408	20	—	—	154	—	582
Net (charge-offs) recoveries	320	20	—	—	143	—	483

Ending balance	$1,547	$1,213	$2,687	$1,301	$840	$837	$8,425
Period-end amount allocated to:
Loans individually evaluated for impairment	444	590	—	706	—	—	1,740
Loans collectively evaluated for impairment	1,103	623	2,687	595	840	837	6,685
Ending balance	$1,547	$1,213	$2,687	$1,301	$840	$837	$8,425

The following summarizes information with respect to the loan balances at June 30, 2019 and 2018.

	June 30, 2019			June 30, 2018
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$1,878	$52,456	$54,334	$2,949	$54,098	$57,047
Government program loans	275	536	811	309	599	908
Total commercial and industrial	2,153	52,992	55,145	3,258	54,697	57,955

Commercial real estate loans	1,824	225,701	227,525	1,367	211,146	212,513
Residential mortgage loans	1,848	52,294	54,142	2,228	68,284	70,512
Home improvement and home equity loans	—	221	221	—	386	386
Total real estate mortgage	3,672	278,216	281,888	3,595	279,816	283,411

Real estate construction and development loans	11,562	103,049	114,611	11,764	96,807	108,571

Agricultural loans	667	51,360	52,027	1,017	55,645	56,662

Installment and student loans	—	69,750	69,750	62	67,335	67,397

Total loans	$18,054	$555,367	$573,421	$19,696	$554,300	$573,996

4.	Student Loans

Included in installment loans are $65,935,000 and $68,221,000 in student loans at June 30, 2019 and December 31, 2018, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $7,767,000 at June 30, 2019 and $5,866,000 at December 31, 2018. At June 30, 2019 there were 522 loans within repayment, deferment, and forbearance which represented $12,783,000, $2,887,000, and $6,298,000, respectively. At December 31, 2018, there were 595 loans within repayment, deferment, and forbearance which represented $15,526,000, $1,945,000 and $7,336,000, respectively. As of June 30, 2019 the risks within the student loan portfolio were assessed and it was determined that along with the calculation of the general reserve of $769,000, an additional allowance of $1,175,000 was appropriate, for a total reserve against the student loan portfolio of $1,944,000. The additional allowance was determined as a percentage of the forbearance loan total and a 100% reserve against student loans rated special mention. The percentage utilized for the calculation against forbearance loans was increased during the period. At December 31, 2018 the general reserve for the student loan portfolio was $880,000 with an additional allowance of $640,000, for a total reserve against the student loan portfolio of $1,520,000. There were no TDRs within the portfolio as of June 30, 2019 or December 31, 2018.

Reunion Student Loan Finance Corporation (RSLFC) is the third-party servicer for the student loan portfolio. RSLFC's services include application administration, processing, approval, documenting, funding, and collection. They also provide borrower file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, RSLFC is responsible for complete program management. RSLFC is paid a monthly servicing fee based on the outstanding principal balance. Interest income on the student loan portfolio offsets this expense, and is presented net of expense within loan interest income on the consolidated statements of income.

The following tables summarize the credit quality indicators for outstanding student loans as of June 30, 2019 and December 31, 2018 (in 000's, except for number of borrowers):

	June 30, 2019			December 31, 2018
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	740	$28,806	$4,586	1,056	$42,852	$5,494
Grace	321	15,161	2,816	23	562	81
Repayment	307	12,783	99	366	15,526	118
Deferment	70	2,887	199	48	1,945	79
Forbearance	145	6,298	166	181	7,336	212
Total	1,583	$65,935	$7,866	1,674	$68,221	$5,984

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the six months ended June 30, 2019, $4,000 in accrued interest receivable was reversed, due to charge-offs of $103,000 within the student loan portfolio. As of December 31, 2018, $26,000 in accrued interest receivable was reversed, due to charge-offs of $388,000 within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of June 30, 2019 and December 31, 2018 (in 000's, except for number of borrowers):

	June 30, 2019		December 31, 2018
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	201	$18,066	248	$22,534
31 - 60 days	6	303	2	130
61 - 90 days	5	371	4	140
91 - 120 days	4	281	1	58
121-180 days	1	60	—	—
Total	217	$19,081	255	$22,862

5.	Deposits

Deposits include the following:

(in 000's)	June 30, 2019	December 31, 2018
Noninterest-bearing deposits	$304,172	$292,720
Interest-bearing deposits:
NOW and money market accounts	404,416	340,445
Savings accounts	92,274	90,046
Time deposits:
Under $250,000	49,158	60,875
$250,000 and over	20,895	21,557
Total interest-bearing deposits	566,743	512,923
Total deposits	$870,915	$805,643

6.	Short-term Borrowings/Other Borrowings

At  June 30, 2019, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $289,160,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3,785,000. At June 30, 2019, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank (PCBB) totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of June 30, 2019, $3,999,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $431,627,000 in secured and unsecured loans were pledged at June 30, 2019, as collateral for borrowing lines with the Federal Reserve Bank. At June 30, 2019, the Company had no outstanding borrowings.

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

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of June 30, 2019, the Company had 13 operating leases and no financing leases.

The components of lease expense were as follows:

(in 000's)	June 30, 2019
Operating lease expense	378
Short-term lease expense	—
Variable lease expense	—
Sublease income	—
Total	$378
Supplemental balance sheet information related to leases was as follows:

(in 000's)	June 30, 2019
Operating cash flows from operating leases	$354
ROU assets obtained in exchange for new operating lease liabilities	$3,836
Weighted-average remaining lease term in years for operating leases	6.59
Weighted-average discount rate for operating leases	5.09%
Maturities of lease liabilities were as follows:

Six Months Ended
(in 000's)	June 30, 2019
2020	$810
2021	764
2022	715
2023	690
2024	638
Thereafter	1,030
Total undiscounted cash flows	4,647
Less: present value discount	(709)
Present value of net future minimum lease payments	$3,938

8.	Supplemental Cash Flow Disclosures

	Six months ended June 30,
(in 000's)	2019	2018
Cash paid during the period for:
Interest	$1,946	$1,137
Income taxes	3,790	4,800
Noncash investing activities:
Unrealized gain on unrecognized post retirement costs	28	27
Unrealized gain (loss) on available for sale securities	563	(428)
Unrealized (loss) gain on junior subordinated debentures	(1,247)	295
Cash dividend declared	1,865	1,520
Adoption of ASU 2016-01: reclassification of unrealized gain on junior subordinated debentures to accumulated other comprehensive income	—	1,482
Adoption of ASU 2016-01: recognition of previously unrealized losses within CRA Fund	—	184
Adoption of ASU 2016-02: recognition of lease right-of-use (ROU) asset	3,395	—
Adoption of ASU 2016-02: recognition of lease liability	3,486	—

9.	Dividends on Common Stock

On June 25, 2019, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on July 18, 2019, to shareholders of record as of July 8, 2019. Approximately $1,865,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income (000's, except per share amounts)	$4,097	$3,392	$8,104	$6,549

Weighted average shares issued	16,950,564	16,899,968	16,948,810	16,895,135
Add: dilutive effect of stock options	31,141	57,314	28,414	40,776
Weighted average shares outstanding adjusted for potential dilution	16,981,705	16,957,282	16,977,224	16,935,911

Basic earnings per share	$0.24	$0.20	$0.48	$0.39
Diluted earnings per share	$0.24	$0.20	$0.48	$0.39
Anti-dilutive stock options excluded from earnings per share calculation	60,000	30,000	60,000	103,000

11.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2019 and December 31, 2018, the Company had no recorded valuation allowance. The Company is no longer subject to IRS examination for years before 2014.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended June 30, 2019 and 2018 were insignificant.

The Company reported a provision for income taxes of $3,292,000 for the six months ended June 30, 2019 as compared to the $2,653,000 provision reported in the comparable period of 2018. The effective tax rate was 28.89% for the six months ended June 30, 2019 as compared to 28.83% for the comparable period of 2018. The effective tax rate was 28.95% for the three months ended June 30, 2019 as compared to 28.81% for the comparable period of 2018.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of June 30, 2019.

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

At June 30, 2019 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 4.88% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At June 30, 2019, the total cumulative gain recorded on the debt is $2,086,000.

The net fair value calculation performed as of June 30, 2019 resulted in a net pretax loss adjustment of $336,000 ($205,000, net of tax) for the six months ended June 30, 2019, compared to a net pretax loss adjustment of $366,000 ($224,000, net of tax) for the six months ended June 30, 2018.

For the six months ended June 30, 2019, the net $336,000 ($205,000, net of tax) fair value loss adjustment was separately presented as a $911,000 gain ($642,000, net of tax) recognized on the consolidated statements of income, and a $1,247,000 loss ($878,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income. For the six months ended June 30, 2018, the net $366,000 ($224,000, net of tax) fair value loss adjustment was separately presented as a $661,000 loss ($464,000, net of tax) recognized on the consolidated statements of income, and a $295,000 gain ($207,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income.

The net fair value calculation performed as of June 30, 2019 resulted in a net pretax loss adjustment of $45,000 ($27,000, net of tax) for the three months ended June 30, 2019 compared to a net pretax loss adjustment of $464,000 (283,000, net of tax) for the three months ended June 30, 2018.

For the three months ended June 30, 2019, the net $45,000 ($27,000, net of tax) fair value loss adjustment was separately presented as a $497,000 gain ($350,000, net of tax) recognized on the consolidated statements of income, and a $542,000 loss ($382,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income. For the three months ended June 30, 2018, the net $464,000 (283,000, net of tax) fair value loss adjustment was separately presented as a $192,000 loss ($135,000, net of tax) recognized on the consolidated statements of income, and a $272,000 loss ($191,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

June 30, 2019
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$309,460	$309,460	$309,460	$—	$—
Investment securities	63,632	59,863	3,769	59,863	—
Loans	564,358	552,173	—	—	552,173
Accrued interest receivable	10,314	10,314	—	10,314	—
Financial Liabilities:
Deposits:
Noninterest-bearing	304,172	304,172	304,172	—	—
NOW and money market	404,416	404,416	404,416	—	—
Savings	92,274	92,274	92,274	—	—
Time deposits	70,053	69,735	—	—	69,735
Total deposits	870,915	870,597	800,862	—	69,735
Junior subordinated debt	10,496	10,496	—	—	10,496
Accrued interest payable	77	77	—	77	—

December 31, 2018
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$220,337	$220,337	$220,337	$—	$—
Investment securities	70,085	70,085	3,659	66,426	—
Loans	579,419	566,195	—	—	566,195
Accrued interest receivable	8,341	8,341	—	8,341	—
Financial Liabilities:
Deposits:
Noninterest-bearing	292,720	292,720	292,720	—	—
NOW and money market	340,445	340,445	340,445	—	—
Savings	90,046	90,046	90,046	—	—
Time deposits	82,432	81,745	—	—	81,745
Total deposits	805,643	804,956	723,211	—	81,745
Junior subordinated debt	10,155	10,155	—	—	10,155
Accrued interest payable	57	57	—	57	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2019.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

June 30, 2019				December 31, 2018
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount rate	4.88%	Junior Subordinated Debt	Discounted cash flow	Discount rate	5.86%

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The narrowing of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The increase in discount rate between the periods ended June 30, 2019 and December 31, 2018 is primarily due to increases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2019 (in 000’s):

Description of Assets	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$33,380	$—	$33,380	$—
U.S. Government collateralized mortgage obligations	26,483	—	26,483	—
Total AFS securities	$59,863	$—	$59,863	$—

Marketable equity securities (2)	3,769	3,769	—	—

Total	$63,632	$3,769	$59,863	$—

Description of Liabilities	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,496	—	—	$10,496
Total	$10,496	—	—	$10,496

(1)Nonrecurring
(2)Recurring

There were no non-recurring fair value adjustments at June 30, 2019.

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

(1)Nonrecurring
(2)Recurring

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2018 (in 000's). There were no assets measured at fair value on a non-recurring basis at June 30, 2019.

December 31, 2018
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
Real estate mortgage	$389	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	9.43%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2019 and 2018 (in 000’s):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,454	$9,641	$10,155	$9,730
Gross (gain) loss included in earnings	(497)	192	(911)	661
Gross loss (gain) related to changes in instrument specific credit risk	542	272	1,247	(295)
Change in accrued interest	(3)	20	5	29
Ending balance	$10,496	$10,125	$10,496	$10,125
The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(497)	$192	$(911)	$661

14.	Goodwill and Intangible Assets

At June 30, 2019, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2018. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at June 30, 2019.

15.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	June 30, 2019			December 31, 2018
(in 000's)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(372)	$(459)	$1,505	$(248)	$(462)	$—
Reclassifications upon adoption of ASU 2016-01	—	—	—	184	—	1,482
Adjusted beginning balance	(372)	(459)	1,505	(64)	(462)	1,482
Current period comprehensive income (loss)	393	20	(879)	(308)	3	23
Ending balance	$21	$(439)	$626	$(372)	$(459)	$1,505
Accumulated other comprehensive income			$208			$674

16.	Subsequent Events

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

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. In recent periods, the imposition by the US of tariffs on China and several other countries has resulted in retaliation by those countries against US agricultural imports. This has created a high degree of uncertainty and disruption in the agricultural community in the Central Valley due to the potential to adversely impact prices. Beginning in 2011, the state of California recently experienced one of the worst droughts in recorded history. While the drought has subsequently been declared over, it is not possible to quantify the drought's impact on businesses and consumers located in the Company's market areas or to predict adverse economic impacts related to future droughts. In response to the prolonged drought, the California state legislature passed the Sustainable Groundwater Management Act with the purpose to ensure better local and regional management of groundwater use and sustainable groundwater management in California by 2042. The local districts will develop, prepare, and begin implementation of the Groundwater Sustainability Plans as early as 2020.

The residential real estate markets in the five county region from Merced to Kern has strengthened greatly and that trend has continued in 2019. Housing in the Central Valley continues to be relatively more affordable than the major metropolitan areas in California. As the Company continues its business development and expansion efforts throughout its market areas, it maintains its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $8,104,000 or $0.48 per share ($0.48 diluted), for the six months ended June 30, 2019, as compared to $6,549,000, or $0.39 per share ($0.39 diluted), for the same period in 2018. The Company’s return on average assets was 1.71% for the six months ended June 30, 2019, as compared to 1.57% for the six months ended June 30, 2018. The Company’s return on average equity was 14.57% for the six months ended June 30, 2019, as compared to 12.69% for the six months ended June 30, 2018.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six month periods ended June 30, 2019 and 2018.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended June 30, 2019 and 2018

		2019			2018
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$568,600	$8,443	5.96%	$576,670	$7,491	5.21%
Investment securities (3)	65,268	444	2.73%	49,752	265	2.14%
Interest-bearing deposits in FRB	238,898	1,424	2.39%	148,441	681	1.84%
Total interest-earning assets	872,766	$10,311	4.74%	774,863	$8,437	4.37%
Allowance for credit losses	(8,442)			(9,291)
Noninterest-earning assets:
Cash and due from banks	29,232			27,067
Premises and equipment, net	9,598			10,048
Accrued interest receivable	9,229			7,221
Other real estate owned	5,745			5,683
Other assets	42,347			36,675
Total average assets	$960,475			$852,266
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$106,381	$37	0.14%	$103,767	$37	0.14%
Money market accounts	250,701	559	0.89%	190,724	328	0.69%
Savings accounts	92,498	82	0.36%	82,623	47	0.23%
Time deposits	72,728	212	1.17%	65,683	138	0.84%
Junior subordinated debentures	10,378	118	4.56%	9,493	109	4.61%
Total interest-bearing liabilities	532,686	$1,008	0.76%	452,290	$659	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing checking	305,211			290,490
Accrued interest payable	209			119
Other liabilities	9,286			5,366
Total liabilities	847,392			748,265

Total shareholders' equity	113,083			104,001
Total average liabilities and shareholders' equity	$960,475			$852,266
Interest income as a percentage of average earning assets			4.74%			4.37%
Interest expense as a percentage of average earning assets			0.46%			0.34%
Net interest margin			4.28%			4.03%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $67,000 for the quarter ended June 30, 2019 and loan costs of $718,000 for the quarter ended June 30, 2018.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

Interest Rates and Interest Differentials
Six months ended June 30, 2019 and 2018

		2019			2018
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$573,436	$17,085	6.01%	$590,905	$15,717	5.36%
Investment securities (3)	66,772	921	2.78%	47,381	457	1.95%
Interest-bearing deposits in FRB	227,335	2,722	2.41%	124,215	1,065	1.73%
Total interest-earning assets	867,543	$20,728	4.82%	762,501	$17,239	4.56%
Allowance for credit losses	(8,449)			(9,364)
Noninterest-earning assets:
Cash and due from banks	28,793			26,906
Premises and equipment, net	9,669			10,157
Accrued interest receivable	8,726			6,768
Other real estate owned	5,745			5,745
Other assets	42,039			36,930
Total average assets	$954,066			$839,643
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$108,420	$76	0.14%	$97,124	$66	0.14%
Money market accounts	246,774	1,070	0.87%	174,985	525	0.61%
Savings accounts	92,003	160	0.35%	83,352	94	0.23%
Time deposits	75,185	418	1.12%	66,547	252	0.76%
Junior subordinated debentures	10,235	241	4.75%	9,641	199	4.16%
Total interest-bearing liabilities	532,617	$1,965	0.74%	431,649	$1,136	0.53%
Noninterest-bearing liabilities:
Noninterest-bearing checking	300,035			297,712
Accrued interest payable	195			110
Other liabilities	9,067			6,089
Total liabilities	841,914			735,560

Total shareholders' equity	112,152			104,083
Total average liabilities and shareholders' equity	$954,066			$839,643
Interest income as a percentage of average earning assets			4.82%			4.56%
Interest expense as a percentage of average earning assets			0.46%			0.30%
Net interest margin			4.36%			4.26%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of $35,000 for the six months ended June 30, 2019 and loan costs of approximately $834,000 for the six months ended June 30, 2018.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended June 30, 2019 compared to June 30, 2018
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$1,368	$1,853	$(485)
Investment securities available for sale	464	239	225
Interest-bearing deposits in FRB	1,657	185	1,472
Total interest income	3,489	2,277	1,212
Increase in interest expense:
Interest-bearing demand accounts	555	342	213
Savings and money market accounts	66	55	11
Time deposits	166	130	36
Subordinated debentures	42	29	13
Total interest expense	829	556	273
Increase in net interest income	$2,660	$1,721	$939

For the six months ended June 30, 2019, total interest income increased approximately $3,489,000, or 20.24%, as compared to the six months ended June 30, 2018. Average earning asset volumes for loans and leases decreased $17,469,000. Overnight investments with the FRB increased $103,120,000, and available for sale investment securities increased $19,391,000 between the two periods. The average yield on loans increased 65 basis points between the two periods, and the average yield on investment securities increased approximately 83 basis points during the six months ended June 30, 2019 as compared to the same period in 2018.

	Increase (decrease) in the three months ended June 30, 2019 compared to June 30, 2018
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$952	$1,060	$(108)
Investment securities available for sale	179	85	94
Interest-bearing deposits in FRB	743	121	622
Total interest income	1,874	1,266	608
Increase in interest expense:
Interest-bearing demand accounts	231	144	87
Savings and money market accounts	35	29	6
Time deposits	74	58	16
Subordinated debentures	9	(1)	10
Total interest expense	349	230	119
Increase in net interest income	$1,525	$1,036	$489

For the three months ended June 30, 2019, total interest income increased $1,874,000, or 22.21%, as compared to the quarter ended June 30, 2018. Comparing those two periods, average interest earning assets increased $97,903,000, with a $90,457,000 increase in balances held at the Federal Reserve Bank and a $15,516,000 increase in investment securities, partially offset by a $8,070,000 decrease in loans and leases. The average yield on total interest-earning assets increased 37 basis points. Investment securities yields increased 59 basis points and loan yields increased 75 basis points.

The overall average yield on the loan portfolio increased to 6.01% for the six months ended June 30, 2019, as compared to 5.36% for the six months ended June 30, 2018. The yield on loans for the six months ended June 30, 2018 includes $550,000 in write-downs of unamortized insurance premiums on the student loan portfolio which was the result of the dissolution of the insurance carrier and $175,000 in reversal of accrued interest on nonaccrual loan activity. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At June 30, 2019, 56.7% of the Company's loan portfolio consisted of floating rate instruments, as compared to 55.3% of the portfolio at December 31, 2018, with the majority of those tied to the prime rate. Approximately 11.6%, or $37,856,000, of the floating rate loans had rate floors at June 30, 2019, making them effectively fixed-rate loans for certain increases in interest rates. None of the loans with floors have floor spreads of 100 basis points or more.

Although market rates of interest remain at low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin increased to 4.36% for the six months ended June 30, 2019, when compared to 4.26% for the six months ended June 30, 2018. The net interest margin increased due to increases in deposit yields, increases in the loan portfolio yield, increases in the yield on investment securities, and increases in the yield on overnight investments held at correspondent banks. Due to the increase in interest rates paid on deposits and the increase in interest-bearing NOW and money market deposit balances, the Company’s average cost of funds rose to 0.74% for the six months ended June 30, 2019, as compared to 0.53% for the six months ended June 30, 2018. For the six months ended June 30, 2019, total interest expense increased approximately $829,000, or 72.98%, as compared to the six months ended June 30, 2018. Between those two periods, average interest-bearing liabilities increased by $100,968,000 due to increases in NOW, money market, savings accounts, and time deposits. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at June 30, 2019.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 6/30/2019	YTD Average 12/31/18	YTD Average 6/30/2018
Loans	66.11%	73.27%	77.50%
Investment securities available for sale	7.70%	6.91%	6.21%
Interest-bearing deposits in FRB	26.19%	19.82%	16.29%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	20.36%	22.21%	22.50%
Money market accounts	46.33%	41.82%	40.54%
Savings accounts	17.27%	18.72%	19.32%
Time deposits	14.12%	15.10%	15.42%
Subordinated debentures	1.92%	2.15%	2.22%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2019 and 2018:

(in 000's)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Amount of Change	Percent Change
Customer service fees	$830	1,020	$(190)	(18.63)%
Increase in cash surrender value of bank-owned life insurance	147	132	15	11.36%
Gain (loss) on fair value of marketable equity securities	53	(18)	71	(394.44)%
Gain (loss) on fair value of junior subordinated debentures	497	(192)	689	(358.85)%
Loss on dissolution of real estate investment trust	(5)	—	(5)	—%
Gain on sale of assets	6	29	(23)	(79.31)%
Other	201	198	3	1.52%
Total noninterest income	$1,729	$1,169	$560	47.90%

Noninterest income for the quarter ended June 30, 2019 increased $560,000 to $1,729,000, compared to the quarter ended June 30, 2018. The increase is mostly attributed to an increase in the recorded fair value of junior subordinated debentures of $689,000, offset by a decrease of $190,000 in customer services fees for the quarter ended June 30, 2019. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve. The decrease in customer service fees was due to the closure of the Financial Services department in the third quarter of 2018.

(in 000's)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Amount of Change	Percent Change
Customer service fees	$1,639	$1,971	$(332)	(16.84)%
Increase in cash surrender value of bank-owned life insurance	292	257	35	13.62%
Gain (loss) on fair value of marketable equity securities	110	(78)	188	(241.03)%
Gain on proceeds from bank-owned life insurance	—	171	(171)	(100.00)%
Gain (loss) on fair value of junior subordinated debentures	911	(661)	1,572	(237.82)%
Loss on dissolution of real estate investment trust	(114)	—	(114)	(100.00)%
Gain on sale of assets	6	29	(23)	(79.31)%
Other	408	403	5	1.24%
Total noninterest income	$3,252	$2,092	$1,160	55.45%

Noninterest income for the six months ended June 30, 2019 increased $1,160,000 to $3,252,000, compared to the six months ended June 30, 2018. The increase is mostly attributed to the the gain on fair value of junior subordinated debentures of $911,000 recorded during the six months ended June 30, 2019 compared to the loss on fair value of $661,000 recorded during the six months ended June 30, 2018. This increase was partially offset by a decrease of $332,000 in customer services fees and a gain on death benefit proceeds from bank owned life insurance of $171,000 recorded during 2018. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve. The decrease in customer service fees was due to the closure of the Financial Services department in the third quarter of 2018.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2019 and 2018:

(in 000's)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Amount of Change	Percent Change
Salaries and employee benefits	$2,760	$3,010	$(250)	(8.31)%
Occupancy expense	808	834	(26)	(3.12)%
Data processing	144	99	45	45.45%
Professional fees	746	614	132	21.50%
Regulatory assessments	83	78	5	6.41%
Director fees	95	81	14	17.28%
Loss on California tax credit partnership	—	5	(5)	(100.00)%
Correspondent bank service charges	14	17	(3)	(17.65)%
Net cost on operation of OREO	87	49	38	77.55%
Other	525	531	(6)	(1.13)%
Total expense	$5,262	$5,318	$(56)	(1.05)%

Noninterest expense for the quarter ended June 30, 2019 decreased $56,000 to $5,262,000, compared to the quarter ended June 30, 2018. The decrease was attributed to decreases in salaries and employee benefits and occupancy expense, partially offset by increases in professional fees, and data processing expenses. The decrease in salary and employee benefits was primarily due to a decrease in employee salary expense and compensation expense related to equity awards. The increase in professional fees was the result of an increase in legal fees.

(in 000's)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Amount of Change	Percent Change
Salaries and employee benefits	$5,532	$5,971	$(439)	(7.35)%
Occupancy expense	1,621	1,599	22	1.38%
Data processing	251	211	40	18.96%
Professional fees	1,559	1,142	417	36.51%
Regulatory assessments	176	161	15	9.32%
Director fees	186	162	24	14.81%
Correspondent bank service charges	28	34	(6)	(17.65)%
Loss on California tax credit partnership	—	9	(9)	(100.00)%
Net cost on operation of OREO	152	100	52	52.00%
Other	1,104	929	175	18.84%
Total expense	$10,609	$10,318	$291	2.82%

Noninterest expense increased approximately $291,000, or 2.82%, compared to the six months ended June 30, 2018. The increase experienced during the six months ended June 30, 2019, was primarily the result of increases of $417,000 in professional fees related to increases in corporate legal expenses, and $22,000 in occupancy expense. This increase was partially offset by a decrease of $439,000 in salaries and employee benefits related to a decrease in stock compensation expense resulting from the issuance of equity awards. Increases in other expenses included an increase of $73,000 in the provision for unfunded loan commitments.

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

The Company has reviewed all of its tax positions as of June 30, 2019, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the six months ended June 30, 2019 was 28.89% compared to 28.83% for the six months ended June 30, 2018.

Financial Condition

Total assets increased $73,435,000, or 7.87%, to a balance of $1,006,493,000 at June 30, 2019, from the balance of $933,058,000 at December 31, 2018, and increased $151,689,000, or 17.75%, from the balance of $854,804,000 at June 30, 2018. Total deposits of $870,915,000 at June 30, 2019, increased $65,272,000, or 8.10%, from the balance reported at December 31, 2018, and increased $136,299,000, or 18.55%, from the balance of $734,616,000 reported at June 30, 2018. Cash and cash equivalents increased $89,123,000, or 40.45%, between December 31, 2018 and June 30, 2019. Net loans decreased $15,061,000, or 2.60%, to a balance of $564,358,000, and investment securities decreased $6,453,000, or 9.21%, during the first six months of 2019.

Earning assets averaged approximately $867,543,000 during the six months ended June 30, 2019, as compared to $762,501,000 for the same period in 2018. Average interest-bearing liabilities increased to $532,617,000 for the six months ended June 30, 2019, from $431,649,000 reported for the comparative period of 2018.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $573,421,000 at June 30, 2019, a decrease of $14,512,000, or 2.47%, when compared to the balance of $587,933,000 at December 31, 2018, and a decrease of $575,000, or 0.10%, when compared to the balance of $573,996,000 reported at June 30, 2018. Loans on average decreased $17,469,000, or 2.96%, between the six months ended June 30, 2018 and June 30, 2019, with loans averaging $573,436,000 for the six months ended June 30, 2019, as compared to $590,905,000 for the same period of 2018.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at June 30, 2019 and December 31, 2018, the category percentages as of those dates, and the net change between the two periods presented.

	June 30, 2019		December 31, 2018
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$55,145	9.6%	$56,978	9.7%	$(1,833)	(3.22)%
Real estate – mortgage	281,888	49.2%	289,200	49.2%	(7,312)	(2.53)%
RE construction & development	114,611	20.0%	108,795	18.5%	5,816	5.35%
Agricultural	52,027	9.1%	61,149	10.4%	(9,122)	(14.92)%
Installment and student loans	69,750	12.1%	71,811	12.2%	(2,061)	(2.87)%
Total gross loans	$573,421	100.00%	$587,933	100.00%	$(14,512)	(2.47)%

During the six months ended June 30, 2019, the Company experienced decreases in commercial and industrial loans, real estate mortgage loan, agricultural loans and installment loans compared to the same period ended June 30, 2018. Commercial and industrial loans decreased $1,833,000 between December 31, 2018 and June 30, 2019 and decreased $2,810,000 between June 30, 2018 and June 30, 2019. Real estate mortgage loans decreased $7,312,000 between December 31, 2018 and June 30, 2019 and decrease $1,523,000 between June 30, 2018 and June 30, 2019. Agricultural loans decreased $9,122,000 between December 31, 2018 and June 30, 2019 and decreased $4,635,000 between June 30, 2018 and June 30, 2019. Installment loans decreased $2,061,000 between December 31, 2018 and June 30, 2019 and increased $2,353,000 between June 30, 2018 and June 30, 2019, mainly due to changes in student loan balances.

Installment and student loans increased $2,353,000 during the six months ended June 30, 2019 as compared to the same period ended June 30, 2018, due to growth in the student loan portfolio. Included in installment loans are $65,935,000 in student loans made to medical and pharmacy school students. The medical student loans are made to U.S. citizens attending medical schools in the U.S. and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the U.S. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $53,152,000 at June 30, 2019. Accrued interest on loans that have not entered repayment status totaled $7,767,000 at June 30, 2019. At June 30, 2019 there were 522 loans within repayment, deferment, and forbearance which represented $12,783,000, $2,887,000, and $6,298,000 in outstanding balances, respectively. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of June 30, 2019 is approximately $93,000.

Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 39.68%, 39.03%, and 37.02%, of the total loan portfolio at June 30, 2019, December 31, 2018, and June 30, 2018, respectively. Real estate mortgage loans decreased $7,312,000, or 2.53%, between December 31, 2018 and June 30, 2019, and decreased $1,523,000 between June 30, 2018 and June 30, 2019. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $54,142,000, or 9.44%, of the portfolio at June 30, 2019, $59,431,000, or 10.11% of the portfolio at December 31, 2018, and $70,512,000 or 12.28% of the portfolio at June 30, 2018. Loan participations purchased increased to $5,988,000, or 1.04% of the portfolio, at June 30, 2019. The Company held no loan participation purchases at June 30, 2018 or December 31, 2018. Loan participations sold decreased from $14,559,000, or 2.5%, of the portfolio at June 30, 2018, to $7,140,000, or 1.2%, of the portfolio, at December 31, 2018, and increased to $8,315,000, or 1.5%, of the portfolio, at June 30, 2019.

Deposits

Deposit balances totaled $870,915,000 at June 30, 2019, representing an increase of $65,272,000, or 8.10%, from the balance of $805,643,000 reported at December 31, 2018, and an increase of $136,299,000, or 18.55%, from the balance of $734,616,000 reported at June 30, 2018.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at June 30, 2019 and December 31, 2018, and the net change between the two periods presented.

(in 000's)	June 30, 2019	December 31, 2018	Net Change	Percentage Change
Noninterest-bearing deposits	$304,172	$292,720	$11,452	3.91%
Interest-bearing deposits:
NOW and money market accounts	404,416	340,445	63,971	18.79%
Savings accounts	92,274	90,046	2,228	2.47%
Time deposits:
Under $250,000	49,158	60,875	(11,717)	-19.25%
$250,000 and over	20,895	21,557	(662)	-3.07%
Total interest-bearing deposits	566,743	512,923	53,820	10.49%
Total deposits	$870,915	$805,643	$65,272	8.10%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $304,172,000 and $566,743,000 at June 30, 2019, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits increased $53,820,000, or 10.49%, between December 31, 2018 and June 30, 2019, and non-interest-bearing deposits increased

$11,452,000, or 3.91%, between the same two periods presented. Included in the increase of $53,820,000 in interest-bearing deposits during the six months ended June 30, 2019, are increases of $63,971,000 in NOW and money market accounts and increases of $2,228,000 in savings accounts, offset by decreases of $12,379,000 in time deposits.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 97.60% and 97.32% of the total deposit portfolio at June 30, 2019 and December 31, 2018, respectively. The Company held no brokered deposits at June 30, 2019 and December 31, 2018

On a year-to-date average, the Company experienced an increase of $102,697,000, or 14.27%, in total deposits between the six months ended June 30, 2019 and June 30, 2018. Between these two periods, average interest-bearing deposits increased $100,374,000, or 23.78%, and total noninterest-bearing deposits increased $2,323,000, or 0.78%, on a year-to-date average basis.

Short-Term Borrowings

At June 30, 2019, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $289,160,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3,785,000. At June 30, 2019, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB"), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2019 and June 30, 2018, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $287,446,000, collateralized FHLB lines of credit totaling $4,119,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2018.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At June 30, 2019, impaired and classified loans totaled $19,100,000, or 3.3%, of gross loans as compared to $18,717,000, or 3.1%, of gross loans at December 31, 2018.

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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2019 and December 31, 2018, as well as classified loans at those period-ends.

(in 000's)	June 30, 2019	December 31, 2018
Specific allowance – impaired loans	$1,439	$1,776
Formula allowance – classified loans not impaired	17	4
Formula allowance – special mention loans	453	17
Total allowance for special mention and classified loans	1,909	1,797

Formula allowance for pass loans	5,865	6,005
Unallocated allowance	678	593
Total allowance for loan losses	$8,452	$8,395

Impaired loans	18,054	18,683
Classified loans not considered impaired	1,046	34
Total classified loans / impaired loans	$19,100	$18,717
Special mention loans not considered impaired	$7,209	$2,228

Impaired loans decreased $629,000 between December 31, 2018 and June 30, 2019, and the specific allowance related to impaired loans decreased $337,000 between December 31, 2018 and June 30, 2019. The decrease in impaired loans is primarily due to a decrease in non-performing loans. The formula allowance related to classified and special mention unimpaired loans increased by $449,000 between December 31, 2018 and June 30, 2019. The unallocated allowance increased from $593,000 at December 31, 2018 to $678,000 at June 30, 2019 due to a decrease in the specific reserve of one impaired loan, and an overall decrease in loan balances during the period. Although there has been a reduction in required loss reserves as economic conditions have improved, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans is reasonable and appropriate. The level of “pass” loans decreased approximately $19,622,000 between December 31, 2018 and June 30, 2019. The related formula allowance decreased $140,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At June 30, 2019, included in impaired loans, were troubled debt restructures totaling $6,183,000, of which $2,738,000 were on nonaccrual. The remaining $3,445,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 11.93% and 20.34% of total impaired loan balances at June 30, 2019. Of the $2,153,000 in commercial and industrial impaired loans reported at June 30, 2019, two loans, with a total recorded investment of $639,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2019, approximately $15,873,000, or 87.9%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2019 and December 31, 2018.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	June 30, 2019	June 30, 2019	December 31, 2018	December 31, 2018
Commercial and industrial	$2,153	$609	$2,816	$787
Real estate – mortgage	3,672	379	3,345	469
RE construction & development	11,562	—	11,663	—
Agricultural	667	451	818	520
Installment and student loans	—	—	41	—
Total impaired loans	$18,054	$1,439	$18,683	$1,776

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2019, approximately $2,748,000 of the total $6,183,000 in TDRs was comprised of real estate mortgages. An additional $2,738,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans and impaired installment loans at December 31, 2018 and June 30, 2019, due to the value of the collateral securing those loans.

Total troubled debt restructurings decreased 12.41% between June 30, 2019 and December 31, 2018. Nonaccrual TDRs decreased by 15.15% and accruing TDRs decreased by 10.10% over the same period. Total residential mortgages and real estate construction TDRs decreased $685,000 to a percentage total of 11.10%. These credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2019 and December 31, 2018.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	June 30, 2019	June 30, 2019	June 30, 2019
Commercial and industrial	$38	$—	$38
Real estate mortgage:
Commercial real estate	907	—	907
Residential mortgages	1,841	—	1,841
Total real estate mortgage	2,748	—	2,748
RE construction & development	2,738	2,738	—
Agricultural	659	—	659
Total troubled debt restructurings	$6,183	$2,738	$3,445

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2018	December 31, 2018	December 31, 2018
Commercial and industrial	$75	$—	$75
Real estate mortgage:
Commercial real estate	1,305	389	916
Residential mortgages	2,028	—	2,028
Total real estate mortgage	3,333	389	2,944
RE construction & development	2,838	2,838	—
Agricultural	813	—	813
Total troubled debt restructurings	$7,059	$3,227	$3,832

Of the $6,183,000 in total TDRs at June 30, 2019, $2,738,000 were on nonaccrual status at period-end. Of the $7,059,000 in total TDRs at December 31, 2018, $3,227,000 were on nonaccrual status at period-end. As of June 30, 2019, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of June 30, 2019 and December 31, 2018 (in 000's, except for number of borrowers):

	June 30, 2019			December 31, 2018
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	740	$28,806	$4,586	1,056	$42,852	$5,494
Grace	321	15,161	2,816	23	562	81
Repayment	307	12,783	99	366	15,526	118
Deferment	70	2,887	199	48	1,945	79
Forbearance	145	6,298	166	181	7,336	212
Total	1,583	$65,935	$7,866	1,674	$68,221	$5,984

Included in installment loans are $65,935,000 and $68,221,000 in student loans at June 30, 2019 and December 31, 2018, respectively, made to medical and pharmacy school students. Accrued interest on loans that had not entered repayment status totaled $7,767,000 at June 30, 2019 and $5,866,000 at December 31, 2018. At June 30, 2019 there were 522 loans within repayment, deferment, and forbearance which represented $12,783,000, $2,887,000, and $6,298,000, respectively. At December 31, 2018, there were 595 loans within repayment, deferment, and forbearance which represented $15,526,000, $1,945,000 and $7,336,000, respectively. The yield on the student loan portfolio was 8.07% for the six months ended June 30, 2019 and 6.34% for the year ended December 31, 2018. The 2018 yield was negatively impacted by a $550,000 write-down of unamortized insurance premiums on the student loan portfolio. This write-down was the result of the dissolution of the insurance carrier.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of June 30, 2019 and December 31, 2018 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	June 30, 2019	December 31, 2018
Nonaccrual loans (1)	$11,637	$12,052
Restructured loans	3,445	3,832
Loans past due 90 days or more, still accruing	341	—
Total nonperforming loans	15,423	15,884
Other real estate owned	5,745	5,745
Total nonperforming assets	$21,168	$21,629

Nonperforming loans to total gross loans	2.69%	2.70%
Nonperforming assets to total assets	2.10%	2.32%
Allowance for loan losses to nonperforming loans	54.80%	52.85%
 (1) Included in nonaccrual loans at June 30, 2019 and December 31, 2018 are restructured loans totaling $2,738,000 and $3,227,000, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased$461,000 from a balance of $21,629,000 at December 31, 2018 to a balance of $21,168,000 at June 30, 2019, and remained relatively high compared to peers during the six months ended June 30, 2019. The ratio of the allowance for loan losses to nonperforming loans decreased from 52.85% at December 31, 2018 to 54.80% at June 30, 2019.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	June 30, 2019	December 31, 2018	December 31, 2018
Nonaccrual Loans:
Commercial and industrial	$75	$—	$75
Real estate - mortgage	—	389	(389)
RE construction & development	11,562	11,663	(101)
Installment and student loans	—	—	—
Total nonaccrual loans	$11,637	$12,052	$(415)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at June 30, 2019 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonaccrual loans, totaling $11,637,000 at June 30, 2019, decreased $415,000 from the balance of $12,052,000 reported at December 31, 2018, with real estate mortgage and real estate construction loans comprising 99.36% of total nonaccrual loans at June 30, 2019. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $629,000 during the six months ended June 30, 2019 to a balance of $18,054,000 at June 30, 2019. Other real estate owned through foreclosure remained the same at $5,745,000 for the period ended June 30, 2019 as compared to the balance recorded at December 31, 2018. Nonperforming assets as a percentage of total assets decreased from 2.32% at December 31, 2018 to 2.10% at June 30, 2019.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	June 30, 2019	December 31, 2018	June 30, 2018
Provision (recovery of provision) for credit losses year-to-date	$10	$(1,764)	$(1,325)
Allowance as % of nonperforming loans	54.80%	52.85%	50.96%

Nonperforming loans as % total loans	2.69%	2.70%	2.88%
Restructured loans as % total loans	1.08%	1.20%	1.33%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 15 loans totaling $6,183,000 at June 30, 2019, compared to 17 loans totaling $7,059,000 at December 31, 2018.

The following table summarizes special mention loans by type at June 30, 2019 and December 31, 2018.

(in thousands)	June 30, 2019	December 31, 2018
Commercial and industrial	$1,507	$48
Real estate mortgage:
Commercial real estate	1,701	2,180
Residential mortgages	750	470
Total real estate mortgage	2,451	2,650
RE construction & development	—	—
Agricultural	2,910	—
Installment and student loans	341	—
Total special mention loans	$7,209	$2,698

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the six months ended June 30, 2019 and June 30, 2018.

Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	June 30, 2019	June 30, 2018
Total loans outstanding at end of period before deducting allowances for credit losses	$572,810	$574,351
Average loans outstanding during period	573,436	590,905

Balance of allowance at beginning of period	8,395	9,267
Loans charged off:
Real estate	(5)	—
Commercial and industrial	—	(88)
Installment and student loans	(114)	(11)
Total loans charged off	(119)	(99)
Recoveries of loans previously charged off:
Real estate	8	20
Commercial and industrial	57	408
Installment and student loans	101	154
Total loan recoveries	166	582
Net loans recovered	47	483

Provision (recovery of provision) charged to operating expense	10	(1,325)
Balance of allowance for credit losses at end of period	$8,452	$8,425

Net loan recoveries to total average loans (annualized)	(0.02)%	(0.16)%
Net loan recoveries to loans at end of period (annualized)	(0.02)%	(0.17)%
Allowance for credit losses to total loans at end of period	1.48%	1.47%
Net loan recoveries to allowance for credit losses (annualized)	(1.11)%	(11.47)%
Provision (recovery of provision) for credit losses to net recoveries (annualized)	28.37%	(548.65)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2019, the provision for the allowance for credit losses was $10,000 as compared to a recovery of provision of $1,325,000 for the six months ended June 30, 2018.

Net recoveries during the six months ended June 30, 2019 totaled $47,000 as compared to net recoveries of $483,000 for the six months ended June 30, 2018. The Company charged-off, or had partial charge-offs on 5 loans during the six months ended June 30, 2019, as compared to six loans during the same period ended June 30, 2018, and 9 loans during the year ended December 31, 2018. The annualized percentage net recoveries to average loans were 0.02% for the six months ended June 30, 2019 and 0.15% for the year ended December 31, 2018, and 0.16% for the six months ended June 30, 2018. The Company's loans net of unearned fees decreased from $596,850,000 at June 30, 2018 to $572,810,000 at June 30, 2019.

The allowance at June 30, 2019 was 1.48% of outstanding loan balances at June 30, 2019, as compared to 1.43% at December 31, 2018, and 1.47% at June 30, 2018.

At June 30, 2019 and June 30, 2018, $583,000 and $346,000, respectively, in reserves relate to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 1.48% credit loss allowance at June 30, 2019 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At June 30, 2019, the Bank had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth and accommodate any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2019, the loan portfolio totaled 56.9% of total assets and the loan to deposit ratio was 64.8%, compared to 63.0% and 71.9%, respectively, at December 31, 2018. Liquid assets at June 30, 2019, included cash and cash equivalents totaling $309,460,000 as compared to $220,337,000 at December 31, 2018. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $292,945,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at June 30, 2019.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the six months ended June 30, 2019, the Holding Company has received $4,389,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2017	$107,934
June 30, 2018	$191,128
December 31, 2018	$220,337
June 30, 2019	$309,460

Cash and cash equivalents increased $89,123,000 during the six months ended June 30, 2019, compared to an increase of $83,194,000 during the six months ended June 30, 2018.

The Company had a net cash inflow from operating activities of $5,080,000 for the six months ended June 30, 2019 and a cash inflow from operations totaling $2,944,000 for the period ended June 30, 2018. The Company experienced net cash inflows from investing activities of $20,640,000 related to a $14,559,000 decrease in loan balances and principal payments on available-for-sale securities of $6,828,000. For the six months ended June 30, 2018, the Company experienced net cash inflows from investing activities of $12,501,000 related to a $27,839,000 decrease in loan balances and principal payments on available-for-sale securities of $4,698,000, partially offset by $19,860,000 in purchases of available-for-sale securities.

During the six months ended June 30, 2019, the Company experienced net cash inflows from financing activities totaling $63,403,000, primarily as the result of increases of $77,652,000 in demand deposits and savings accounts, partially offset by decreases of $12,380,000 in time deposits. For the six months ended June 30, 2018, the Company experienced net cash inflows of $67,749,000 primarily as the result of increases of $67,299,000 in demand deposits and savings accounts, offset by decreases of $1,970,000 in time deposits and purchased brokered deposits.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholders' equity to total tangible assets equal to or greater than 9.0%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.72% and 12.5% at June 30, 2019 and 2018, respectively.

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2019, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 14. Capital Ratios

	Ratios at June 30, 2019	Ratios at December 31, 2018	Minimum for Capital Adequacy (1)	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	18.15%	17.80%	10.50%	N/A
Bank	18.04%	17.70%	10.50%	10.00%
Tier 1 capital to risk-weighted assets
Company	16.90%	16.55%	8.50%	N/A
Bank	16.79%	16.45%	8.50%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	15.47%	15.15%	7.00%	N/A
Bank	16.79%	16.45%	7.00%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.43%	12.15%	6.00%	N/A
Bank	12.33%	12.16%	6.00%	5.00%
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
As of June 30, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.6% of total shareholders' equity of $113,338,000 at June 30, 2019. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the six months ended June 30, 2019, the Company did not repurchase any of the shares available.

During the six months ended ended June 30, 2019, the Bank paid $4,389,000 in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On June 25, 2019, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on July 18, 2019, to shareholders of record as of July 8, 2019. Approximately $1,865,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank.  At June 30, 2019, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of June 30, 2019, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended June 30, 2019.

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

United Security Bancshares

Date:	August 2, 2019	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer