Form 10-Q
period 2019-09-30
UNITED SECURITY BANCSHARES
filed 2019-11-01
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2019: 16,953,744

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2019 and December 31, 2018

(in thousands except shares)	September 30, 2019	December 31, 2018
Assets
Cash and non-interest-bearing deposits in other banks	$31,073	$28,949
Due from Federal Reserve Bank ("FRB")	214,870	191,388
Cash and cash equivalents	245,943	220,337
Investment securities (at fair value)
Available for sale ("AFS") securities	77,864	66,426
Marketable equity securities	3,787	3,659
Total investment securities	81,651	70,085
Loans	570,128	587,933
Unearned fees and unamortized loan origination costs - net	(628)	(119)
Allowance for credit losses	(8,230)	(8,395)
Net loans	561,270	579,419
Premises and equipment - net	9,455	9,837
Accrued interest receivable	10,522	8,341
Other real estate owned	5,745	5,745
Goodwill	4,488	4,488
Deferred tax assets - net	3,121	3,174
Cash surrender value of life insurance	20,682	20,244
Operating lease right-of-use assets	3,610	—
Other assets	10,911	11,388
Total assets	$957,398	$933,058

Liabilities & Shareholders' Equity
Liabilities
Deposits
Non-interest-bearing	$333,156	$292,720
Interest-bearing	487,067	512,923
Total deposits	820,223	805,643

Accrued interest payable	72	57
Operating lease liabilities	3,714	—
Other liabilities	7,849	7,963
Junior subordinated debentures (at fair value)	10,330	10,155
Total liabilities	842,188	823,818
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 16,953,744 at September 30, 2019 and 16,946,622 at December 31, 2018	58,896	58,624
Retained earnings	56,619	49,942
Accumulated other comprehensive (loss) income	(305)	674
Total shareholders' equity	115,210	109,240
Total liabilities and shareholders' equity	$957,398	$933,058

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except shares and EPS)	2019	2018	2019	2018
Interest Income:
Interest and fees on loans	$8,648	$8,397	$25,733	$24,114
Interest on investment securities	439	351	1,360	809
Interest on deposits in FRB	1,330	806	4,052	1,870
Total interest income	10,417	9,554	31,145	26,793

Interest Expense:
Interest on deposits	950	579	2,675	1,517
Interest on other borrowed funds	111	112	352	311
Total interest expense	1,061	691	3,027	1,828

Net Interest Income	9,356	8,863	28,118	24,965
Provision (Recovery of Provision) for Credit Losses	5	(373)	15	(1,699)
Net Interest Income after Provision (Recovery of Provision) for Credit Losses	9,351	9,236	28,103	26,664

Noninterest Income:
Customer service fees	839	815	2,479	2,787
Increase in cash surrender value of bank-owned life insurance	147	132	438	389
Gain (loss) on fair value of marketable equity securities	18	(35)	128	(114)
Gain on proceeds from bank-owned life insurance	—	—	—	171
Gain (loss) on fair value of junior subordinated debentures	660	(262)	1,571	(923)
Loss on dissolution of real estate investment trust	(1)	—	(115)	—
(Loss) gain on sale of assets	(5)	—	1	29
Other	195	199	603	601
Total noninterest income	1,853	849	5,105	2,940

Noninterest Expense:
Salaries and employee benefits	2,775	2,826	8,307	8,798
Occupancy expense	829	848	2,450	2,448
Data processing	151	74	402	286
Professional fees	864	620	2,423	1,760
Regulatory assessments	(37)	87	138	248
Director fees	95	78	281	239
Correspondent bank service charges	14	15	42	48
Loss on California tax credit partnership	—	5	—	14
Net cost on operation and sale of OREO	71	30	223	129
Other	573	560	1,677	1,489
Total noninterest expense	5,335	5,143	15,943	15,459

Income Before Provision for Taxes	5,869	4,942	17,265	14,145
Provision for Taxes on Income	1,696	1,424	4,989	4,077
Net Income	$4,173	$3,518	$12,276	$10,068

Net Income per common share
Basic	$0.25	$0.21	$0.72	$0.60
Diluted	$0.25	$0.21	$0.72	$0.59
Shares on which net income per common shares were based
Basic	16,953,744	16,902,218	16,950,474	16,897,524
Diluted	16,990,162	16,954,053	16,981,619	16,933,477

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net Income	$4,173	$3,518	$12,276	$10,068

Unrealized holdings (loss) gain on securities	(246)	(226)	317	(655)
Unrealized gains on unrecognized post-retirement costs	14	14	42	41
Unrealized (loss) gain on junior subordinated debentures	(501)	(14)	(1,748)	280
Other comprehensive loss, before tax	(733)	(226)	(1,389)	(334)
Tax benefit (expense) related to securities	76	66	(94)	195
Tax expense related to unrecognized post-retirement costs	(4)	(4)	(12)	(12)
Tax benefit (expense) related to junior subordinated debentures	148	4	516	(83)
Total other comprehensive loss	(513)	(160)	(979)	(234)
Comprehensive Income	$3,660	$3,358	$11,297	$9,834

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2017 (1)	16,885,615	$57,880	$44,182	$(710)	$101,352
(1) Excludes 46,511 unvested restricted shares

Adoption of ASU 2016-01: reclassification of unrealized gain on junior subordinated debentures to accumulated other comprehensive income			(1,482)	1,482	—
Adoption of ASU 2016-01: recognition of previously unrealized losses within marketable equity securities			(184)	184	—
Adjusted balance at January 1, 2018	16,885,615	$57,880	$42,516	$956	$101,352

Other comprehensive income				230	230
Dividends payable ($0.09 per share)			(1,520)		(1,520)
Restricted stock units released	13,000				—
Stock-based compensation expense		291			291
Net income			3,156		3,156
Balance March 31, 2018 (2)	16,898,615	$58,171	$44,152	$1,186	$103,509
(2) Excludes 116,597 unvested restricted shares

Other comprehensive loss				(304)	(304)
Dividends payable ($0.09 per share)			(1,519)		(1,519)
Restricted stock units released	3,003				—
Stock-based compensation expense		138			138
Net income			3,392		3,392
Balance June 30, 2018 (3)	16,901,618	$58,309	$46,025	$882	$105,216
(3) Excludes 78,508 unvested restricted shares

Other comprehensive loss				(160)	(160)
Dividends payable ($0.10 per share)			(1,691)		(1,691)
Restricted stock units released	1,672				—
Stock-based compensation expense		163			163
Net income			3,518		3,518
Balance September 30, 2018 (4)	16,903,290	$58,472	$47,852	$722	$107,046
(4) Excludes 78,508 unvested restricted shares

Other comprehensive loss				(48)	(48)
Dividends payable ($0.11 per share)			(1,859)		(1,859)
Restricted stock units released	43,332				—
Stock-based compensation expense		152			152
Net income			3,949		3,949
Balance December 31, 2018 (5)	16,946,622	$58,624	$49,942	$674	$109,240
(5) Excludes 59,217 unvested restricted shares

Other comprehensive loss				(284)	(284)

Dividends payable ($0.11 per share)			(1,869)		(1,869)
Restricted stock units released	2,500				—
Stock-based compensation expense		99			99
Net income			4,007		4,007
Balance March 31, 2019 (6)	16,949,122	$58,723	$52,080	$390	$111,193
(6) Excludes 58,717 unvested restricted shares

Other comprehensive loss				(182)	(182)
Dividends payable ($0.11 per share)			(1,865)		(1,865)
Restricted stock units released	4,622				—
Stock-based compensation expense		95			95
Net income			4,097		4,097
Balance June 30, 2019 (7)	16,953,744	$58,818	$54,312	$208	$113,338
(7) Excludes 55,713 unvested restricted shares

Other comprehensive loss				(513)	(513)
Dividends payable ($0.11 per share)			(1,866)		(1,866)
Restricted stock units released					—
Stock-based compensation expense		78			78
Net income			4,173		4,173
Balance September 30, 2019 (8)	16,953,744	$58,896	$56,619	$(305)	$115,210
(8) Excludes 55,713 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2019	2018
Cash Flows From Operating Activities:
Net Income	$12,276	$10,068
Adjustments to reconcile net income to cash provided by operating activities:
Provision (recovery of provision) for credit losses	15	(1,699)
Depreciation and amortization	1,055	1,005
Amortization of operating lease right-of-use assets	575	—
Amortization of investment securities, net	489	406
Increase in accrued interest receivable	(2,181)	(2,886)
Increase in accrued interest payable	15	13
Decrease in accounts payable and accrued liabilities	(1,996)	(1,052)
Decrease in unearned fees and unamortized loan origination costs, net	508	556
Decrease in income taxes payable	(359)	(493)
Unrealized (gain) loss on marketable equity securities	(128)	114
Stock-based compensation expense	272	592
Provision for deferred income taxes	(52)	(190)
Gain on bank owned life insurance	—	(171)
Increase in cash surrender value of bank-owned life insurance	(438)	(389)
(Gain) loss on fair value option of junior subordinated debentures	(1,571)	923
Loss on tax credit limited partnership interest	—	14
Loss on dissolution of real estate investment trust	115	—
Gain on sale of premises and equipment	(1)	(29)
Net decrease in other assets	1,171	330
Net cash provided by operating activities	9,765	7,112
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(52)	(23)
Purchases of available-for-sale securities	(23,017)	(28,072)
Principal payments of available-for-sale securities	11,407	7,157
Net decrease in loans	17,626	25,385
Investment in limited partnership	(300)	—
Cash proceeds from sale of premises and equipment	12	—
Proceeds from bank owned life insurance	—	376
Capital expenditures of premises and equipment	(684)	(715)
Net cash provided by investing activities	4,992	4,108
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	28,859	83,102
Net (decrease) increase in time deposits	(14,280)	8,086
Dividends on common stock	(3,730)	(3,042)
Net cash provided by financing activities	10,849	88,146

Net increase in cash and cash equivalents	25,606	99,366
Cash and cash equivalents at beginning of period	220,337	107,934
Cash and cash equivalents at end of period	$245,943	$207,300

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1.	Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares (Company or USB) and its wholly owned subsidiary United Security Bank (Bank). Intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications:
Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2019. None of the reclassifications impacted equity or net income.

Revenue from Contracts with Customers:

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (Topic 606). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

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

In July 2018, FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which amends ASC 842, Leases. The amendments in this Update allowed lessors to combine lease and associated nonlease components by class of underlying asset in contract that meet certain criteria. For a lessor to qualify for this practical expedient, the lease and related nonlease components must have the same timing and pattern of transfer, and the lease component, if accounted for on a stand-alone basis, would be classified as an operating lease. Additionally, the Update provided an optional method for adopting the new leasing guidance. The optional transition method allows entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of the retained earnings, and not to restate the comparative periods presented. The Company has elected to use the practical expedient, and optional method of adoption as set-forth in this Update. See Note 7 - Leases for additional information.

Recent Accounting Standards Not Yet Adopted:

In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The FASB is issuing this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This original amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In October 2019 FASB unanimously approved a vote to delay the effective date of this Standard to be effective for fiscal years beginning after December 15, 2022. The Company has formed a project team that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and the Company continues to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods in 2020. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans and investment securities as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on the Company's consolidated financial statements. Additionally, in regard to the recently approved delay in implementation, the Company is evaluating it's expected implementation date.

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

In October 2018, FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update allow entities to designate a change in the benchmark interest rate utilized for fixed-rate financial instruments, from the previously utilized LIBOR rate. For public business entities amendments of the update will become effective in fiscal years beginning after December 15, 2019. The Company continues to review the potential impact resulting from such a change. As of September 30, 2019, the Company continues to utilize the LIBOR rate for fixed-rate financial instruments. The Company does not expect the requirements of this Update to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2019 and December 31, 2018:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
September 30, 2019
Securities available-for-sale:
U.S. Government agencies	$31,199	$159	$(192)	$31,166
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	46,876	151	(329)	46,698
Total securities available for sale	$78,075	$310	$(521)	$77,864

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2018
Securities available-for-sale:
U.S. Government agencies	$36,665	$117	$(255)	$36,527
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,289	51	(441)	29,899
Total securities available for sale	$66,954	$168	$(696)	$66,426

The amortized cost and fair value of securities available for sale at September 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	September 30, 2019
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,059	4,051
Due after ten years	27,140	27,115
Collateralized mortgage obligations	46,876	46,698
	$78,075	$77,864

There were no realized gains or losses on sales of available-for-sale securities for the three and nine month periods ended September 30, 2019 and September 30, 2018. There were no other-than-temporary impairment losses for the three and nine month periods ended September 30, 2019 and September 30, 2018.

At September 30, 2019, available-for-sale securities with an amortized cost of approximately $65,177,000 (fair value of $65,030,000) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$4,103	$(7)	17,270	(185)	$21,373	$(192)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	17,923	(178)	12,311	(151)	30,234	(329)
Total impaired securities	$22,026	$(185)	$29,581	$(336)	$51,607	$(521)

December 31, 2018
Securities available for sale:
U.S. Government agencies	$19,085	$(148)	$6,874	$(107)	$25,959	$(255)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—	16,681	(441)	16,681	(441)
Total impaired securities	$19,085	$(148)	$23,555	$(548)	$42,640	$(696)

Temporarily impaired securities at September 30, 2019, were comprised of ten U.S. government agency securities, and seventeen U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At September 30, 2019, the decline in fair value of the ten U.S. government agency securities, and the seventeen U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

During the nine months ended September 30, 2019, the Company recognized $128,000 of unrealized gains related to equity securities held at September 30, 2019 in the consolidated statements of income. During the nine months ended September 30, 2018, the Company recognized $114,000 of unrealized losses related to equity securities held at September 30, 2018 in the consolidated statements of income. For the quarter ended September 30, 2019, the Company recognized $18,000 of unrealized gains related to equity securities held at September 30, 2019 in the consolidated statements of income. For the quarter ended September 30, 2018, the Company recognized $35,000 of unrealized losses related to equity securities held at September 30, 2018 in the consolidated statements of income.

The Company had no held-to-maturity or trading securities at September 30, 2019 or December 31, 2018.

3.	Loans

Loans are comprised of the following:

(in 000's)	September 30, 2019	December 31, 2018
Commercial and industrial:
Commercial and business loans	$47,355	$55,929
Government program loans	782	1,049
Total commercial and industrial	48,137	56,978
Real estate mortgage:
Commercial real estate	224,713	229,448
Residential mortgages	51,062	59,431
Home improvement and home equity loans	184	321
Total real estate mortgage	275,959	289,200
Real estate construction and development	116,443	108,795
Agricultural	60,100	61,149
Installment and student loans	69,489	71,811
Total loans	$570,128	$587,933

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 8.4% of total loans at September 30, 2019 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 48.4% of total loans at September 30, 2019, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 20.4% of total loans at September 30, 2019, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 10.5% of total loans at September 30, 2019 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 12.2% of total loans at September 30, 2019 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See "Note 4 - Student Loans" for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2019 and December 31, 2018, these financial instruments include commitments to extend credit of $211,733,000 and $144,643,000, respectively, and standby letters of credit of $1,453,000 and $1,183,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of delinquent loans at September 30, 2019 (in 000's):

September 30, 2019	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$75	$75	$47,280	$47,355	$—
Government program loans	—	—	—	—	782	782	—
Total commercial and industrial	—	—	75	75	48,062	48,137	—
Commercial real estate loans	—	—	1,008	1,008	223,705	224,713	—
Residential mortgages	—	—	—	—	51,062	51,062	—
Home improvement and home equity loans	—	—	—	—	184	184	—
Total real estate mortgage	—	—	1,008	1,008	274,951	275,959	—

Real estate construction and development loans	—	—	8,825	8,825	107,618	116,443	—
Agricultural loans	455	—	144	599	59,501	60,100	—

Installment and student loans	1,225	317	326	1,868	67,480	69,348	326
Overdraft protection lines	—	—	—	—	38	38	—
Overdrafts	—	—	—	—	103	103	—
Total installment and student loans	1,225	317	326	1,868	67,621	69,489	326
Total loans	$1,680	$317	$10,378	$12,375	$557,753	$570,128	$326

The following is a summary of delinquent loans at December 31, 2018 (in 000's):

December 31, 2018	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$55,929	$55,929	$—
Government program loans	—	—	—	—	1,049	1,049	—
Total commercial and industrial	—	—	—	—	56,978	56,978	—
Commercial real estate loans	—	—	389	389	229,059	229,448	—
Residential mortgages	32	—	—	32	59,399	59,431	—
Home improvement and home equity loans	—	—	—	—	321	321	—
Total real estate mortgage	32	—	389	421	288,779	289,200	—
Real estate construction and development loans	—	—	8,825	8,825	99,970	108,795	—
Agricultural loans	—	—	—	—	61,149	61,149	—

Installment and student loans	130	139	—	269	71,362	71,631	—
Overdraft protection lines	—	—	—	—	41	41	—
Overdrafts	—	—	—	—	139	139	—
Total installment and student loans	130	139	—	269	71,542	71,811	—
Total loans	$162	$139	$9,214	$9,515	$578,418	$587,933	$—

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2019 or December 31, 2018.

The following is a summary of nonaccrual loan balances at September 30, 2019 and December 31, 2018 (in 000's).

	September 30, 2019	December 31, 2018
Commercial and business loans	$75	$—
Government program loans	—	—
Total commercial and industrial	75	—

Commercial real estate loans	1,008	389
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	1,008	389

Real estate construction and development loans	11,529	11,663
Agricultural loans	144	—
Installment and student loans	—	—

Total nonaccrual loans	$12,756	$12,052

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

The following is a summary of impaired loans at September 30, 2019 (in 000's).

September 30, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$1,646	$398	$1,254	$1,652	$525	$2,039	$93
Government program loans	264	266	—	266	—	279	14
Total commercial and industrial	1,910	664	1,254	1,918	525	2,318	107

Commercial real estate loans	3,096	2,199	906	3,105	346	2,018	93
Residential mortgages	1,071	524	550	1,074	15	1,705	42
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	4,167	2,723	1,456	4,179	361	3,723	135

Real estate construction and development loans	11,529	11,529	—	11,529	—	11,596	167
Agricultural loans	727	273	463	736	256	735	45
Installment and student loans	—	—	—	—	—	18	—

Total impaired loans	$18,333	$15,189	$3,173	$18,362	$1,142	$18,390	$454

(1) The recorded investment in loans includes accrued interest receivable of $29.
(2) Information is based on the nine months ended ended September 30, 2019.

The following is a summary of impaired loans at December 31, 2018 (in 000's).

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$2,513	$470	$2,054	$2,524	$787	$2,955	$179
Government program loans	291	292	—	292	—	254	20
Total commercial and industrial	2,804	762	2,054	2,816	787	3,209	199

Commercial real estate loans	1,305	389	919	1,308	394	1,370	60
Residential mortgages	2,028	391	1,646	2,037	75	2,412	117
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,333	780	2,565	3,345	469	3,782	177

Real estate construction and development loans	11,663	11,663	—	11,663	—	9,144	331
Agricultural loans	543	—	818	818	520	1,014	81

Installment and student loans	41	41	—	41	—	48	5

Total impaired loans	$18,384	$13,246	$5,437	$18,683	$1,776	$17,197	$793

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

The average recorded investment in impaired loans for the quarters ended September 30, 2019 and 2018 was $18,208,000 and $19,469,000, respectively. Interest income recognized on impaired loans for the quarters ended September 30, 2019 and 2018 was approximately $120,000 and $173,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $44,000 and $64,000 for the quarters ended September 30, 2019 and 2018, respectively.

The average recorded investment in impaired loans for the nine months ended September 30, 2019 and 2018 was $18,390,000 and $16,825,000, respectively. Interest income recognized on impaired loans for the nine months ended September 30, 2019 and 2018 was approximately $454,000 and $625,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $173,000 and $277,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

There were no TDR additions or defaults for the three and nine months ended September 30, 2019.

The following tables illustrates TDR additions and defaults for the periods indicated:

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

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At September 30, 2019, the Company had 13 restructured loans totaling $5,296,000 as compared to 17 restructured loans totaling $7,059,000 at December 31, 2018.

The following tables summarize TDR activity by loan category for the quarters ended September 30, 2019 and September 30, 2018 (in 000's).

Three Months Ended September 30, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$38	$907	$1,842	$—	$2,738	$658	$—	$6,183

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(18)	(5)	(771)	—	(33)	(30)	—	(857)
Charge-offs	—	—	—	—	—	(30)	—	(30)

Ending balance	$20	$902	$1,071	$—	$2,705	$598	$—	$5,296

Allowance for loan loss	$—	$346	$15	$—	$—	$256	$—	$617
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Three Months Ended September 30, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$110	$1,362	$2,219	$—	$2,939	$1,010	$—	$7,640

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(17)	(6)	(16)	—	(51)	(102)	—	(192)
Charge-offs	—	(46)	—	—	—	—	—	—

Ending balance	$93	$1,310	$2,203	$—	$2,888	$908	$—	$7,402

Allowance for loan loss	$—	$396	$68	$—	$—	$620	$—	$1,084
Defaults	$—	$(393)	$—	$—	$—	$—	$—	$(393)
The following tables summarize TDR activity by loan category for the nine months ended September 30, 2019 and September 30, 2018 (in 000's).

Nine Months Ended September 30, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$75	$1,305	$2,029	$—	$2,838	$812	$—	$7,059

Additions	—	—	—	—	—	—	—	—

Principal reductions	(55)	(403)	(958)	—	(133)	(184)	—	(1,733)

Charge-offs	—	—	—	—	—	(30)	—	(30)

Ending balance	$20	$902	$1,071	$—	$2,705	$598	$—	$5,296

Allowance for loan loss	$—	$346	$15	$—	$—	$256	$—	$617
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$436	$1,233	$2,542	$—	$5,951	$1,200	$—	$11,362

Additions	—	—	—	—	—	—	—	—

Principal additions (reductions)	(280)	123	(339)	—	(3,063)	(292)	—	(3,851)

Charge-offs	(63)	(46)	—	—	—	—	—	(109)

Ending balance	$93	$1,310	$2,203	$—	$2,888	$908	$—	$7,402

Allowance for loan loss	$—	$396	$68	$—	$—	$620	$—	$1,084
Defaults	$—	$(393)	$—	$—	$(310)	$—	$—	$(703)

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

The Company did not carry any loans graded as loss at September 30, 2019 or December 31, 2018.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for September 30, 2019 and December 31, 2018:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
September 30, 2019
(in 000's)
Grades 1 and 2	$310	$2,825	$—	$—	$3,135
Grade 3	—	989	—	—	989
Grades 4 and 5 – pass	44,276	217,044	104,914	58,036	424,270
Grade 6 – special mention	1,051	1,661	—	1,337	4,049
Grade 7 – substandard	2,500	2,194	11,529	727	16,950
Grade 8 – doubtful	—	—	—	—	—
Total	$48,137	$224,713	$116,443	$60,100	$449,393

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2018
(in 000's)
Grades 1 and 2	$324	$2,881	$—	$80	$3,285
Grade 3	—	1,028	—	—	1,028
Grades 4 and 5 – pass	53,843	222,970	97,132	60,256	434,201
Grade 6 – special mention	48	2,180	—	—	2,228
Grade 7 – substandard	2,763	389	11,663	813	15,628
Grade 8 – doubtful	—	—	—	—	—
Total	$56,978	$229,448	$108,795	$61,149	$456,370

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

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$37,800	$165	$68,379	$106,344	$49,563	$300	$70,990	$120,853
Pass	12,486	19	784	13,289	9,186	21	780	9,987
Special mention	579	—	326	905	470	—	—	470
Substandard	197	—	—	197	212	—	41	253
Doubtful	—	—	—	—	—	—	—	—
Total	$51,062	$184	$69,489	$120,735	$59,431	$321	$71,811	$131,563

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

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended September 30, 2019 and 2018 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development		Agricultural	Installment & Student Loans	Unallocated	Total
September 30, 2019
Beginning balance	$1,457	$864	$2,330		$1,132	$1,991	$678	$8,452
Provision (recovery of provision) for credit losses	(168)	(109)	(3)		(227)	388	124	5

Charge-offs	—	—	—		(36)	(263)	—	(299)
Recoveries	7	52	—		—	13	—	72
Net charge-offs	7	52	—		(36)	(250)	—	(227)

Ending balance	$1,296	$807	$2,327		$869	$2,129	$802	$8,230
Period-end amount allocated to:
Loans individually evaluated for impairment	525	361	—		256	—	—	1,142
Loans collectively evaluated for impairment	771	446	2,327	0.006	613	2,129	802	7,088
Ending balance	$1,296	$807	$2,327		$869	$2,129	$802	$8,230

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total
September 30, 2018
Beginning balance	$1,547	$1,213	$2,687	$1,301	$840	$837	$8,425
Provision (recovery of provision) for credit losses	(734)	(81)	(215)	(69)	687	39	(373)

Charge-offs	—	(47)	—	—	(5)	—	(52)
Recoveries	678	4	—	—	116	—	798
Net charge-offs	678	(43)	—	—	111	—	746

Ending balance	$1,491	$1,089	$2,472	$1,232	$1,638	$876	$8,798
Period-end amount allocated to:
Loans individually evaluated for impairment	633	464	—	620	—	—	1,717
Loans collectively evaluated for impairment	858	625	2,472	612	1,638	876	7,081
Ending balance	$1,491	$1,089	$2,472	$1,232	$1,638	$876	$8,798

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended September 30, 2019 and 2018 (in 000's).

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
September 30, 2019
Beginning balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395
Provision (recovery of provision) for credit losses	(441)	(263)	(97)	(226)	833	209	15

Charge-offs	—	(5)	—	(36)	(377)	—	(418)
Recoveries	64	60	—	—	114	—	238
Net recoveries (charge-offs)	64	55	—	(36)	(263)	—	(180)

Ending balance	$1,296	$807	$2,327	$869	$2,129	$802	$8,230
Period-end amount allocated to:
Loans individually evaluated for impairment	525	361	—	256	—	—	1,142
Loans collectively evaluated for impairment	771	446	2,327	613	2,129	802	7,088
Ending balance	$1,296	$807	$2,327	$869	$2,129	$802	$8,230

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
September 30, 2018
Beginning balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267
Provision (recovery of provision) for credit losses	(915)	(70)	(431)	(399)	496	(380)	(1,699)

Charge-offs	(88)	(47)	—	—	(16)	—	(151)
Recoveries	1,086	24	—	—	271	—	1,381
Net (charge-offs) recoveries	998	(23)	—	—	255	—	1,230

Ending balance	$1,491	$1,089	$2,472	$1,232	$1,638	$876	$8,798
Period-end amount allocated to:
Loans individually evaluated for impairment	633	464	—	620	—	—	1,717
Loans collectively evaluated for impairment	858	625	2,472	612	1,638	876	7,081
Ending balance	$1,491	$1,089	$2,472	$1,232	$1,638	$876	$8,798

The following summarizes information with respect to the loan balances at September 30, 2019 and 2018.

	September 30, 2019			September 30, 2018
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$1,652	$45,703	$47,355	$2,738	$51,901	$54,639
Government program loans	266	516	782	301	583	884
Total commercial and industrial	1,918	46,219	48,137	3,039	52,484	55,523

Commercial real estate loans	3,105	221,608	224,713	1,314	211,325	212,639
Residential mortgage loans	1,074	49,988	51,062	2,210	66,053	68,263
Home improvement and home equity loans	—	184	184	—	333	333
Total real estate mortgage	4,179	271,780	275,959	3,524	277,711	281,235

Real estate construction and development loans	11,529	104,914	116,443	11,713	97,441	109,154

Agricultural loans	736	59,364	60,100	914	58,741	59,655

Installment and student loans	—	69,489	69,489	52	71,496	71,548

Total loans	$18,362	$551,766	$570,128	$19,242	$557,873	$577,115

4.	Student Loans

Included in installment loans are $65,655,000 and $68,221,000 in student loans at September 30, 2019 and December 31, 2018, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $8,056,000 at September 30, 2019 and $5,866,000 at December 31, 2018. At September 30, 2019 there were 570 loans within repayment, deferment, and forbearance which represented $14,421,000, $2,158,000, and $6,980,000, respectively. At December 31, 2018, there were 595 loans within repayment, deferment, and forbearance which represented $15,526,000, $1,945,000 and $7,336,000, respectively. As of September 30, 2019 and December 31, 2018 the reserve against the student loan portfolio was $2,088,000 and $1,520,000, respectively. There were no TDRs within the portfolio as of September 30, 2019 or December 31, 2018.

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

The following tables summarize the credit quality indicators for outstanding student loans as of September 30, 2019 and December 31, 2018 (in 000's, except for number of borrowers):

	September 30, 2019			December 31, 2018
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	586	$23,477	$4,049	1,056	$42,852	$5,494
Grace	404	18,619	3,765	23	562	81
Repayment	328	14,421	120	366	15,526	118
Deferment	73	2,158	108	48	1,945	79
Forbearance	169	6,980	134	181	7,336	212
Total	1,560	$65,655	$8,176	1,674	$68,221	$5,984

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

Forbearance - The period of time during which the borrower may postpone making principal and interest payments, which may be granted for either hardship or administrative reasons. Interest will continue to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, the delinquency will be covered by the forbearance and all accrued and unpaid interest from the date of delinquency or if none, from the date of beginning of the forbearance period, will be capitalized at the end of each forbearance period. The term of the loan will not change and payments may be increased to allow the loan to pay off in the required time frame. A forbearance that results in only an insignificant delay in payment, is not considered a concessionary change in terms, provided the borrower affirms the obligation. Forbearance is not an uncommon status designation, this designation is standard industry practice, and is consistent with the succession of students migrating to employed medical professionals.

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the nine months ended September 30, 2019, $20,000 in accrued interest receivable was reversed, due to charge-offs of $338,000 within the student loan portfolio. As of December 31, 2018, $26,000 in accrued interest receivable was reversed, due to charge-offs of $388,000 within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of September 30, 2019 and December 31, 2018 (in 000's, except for number of borrowers):

	September 30, 2019		December 31, 2018
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	200	$19,533	248	$22,534
31 - 60 days	10	1,225	2	130
61 - 90 days	4	317	4	140
91 - 120 days	3	299	1	58
121-180 days	1	27	—	—
Total	218	$21,401	255	$22,862

5.	Deposits

Deposits include the following:

(in 000's)	September 30, 2019	December 31, 2018
Noninterest-bearing deposits	$333,156	$292,720
Interest-bearing deposits:
NOW and money market accounts	340,382	340,445
Savings accounts	78,532	90,046
Time deposits:
Under $250,000	48,261	60,875
$250,000 and over	19,892	21,557
Total interest-bearing deposits	487,067	512,923
Total deposits	$820,223	$805,643

6.	Short-term Borrowings/Other Borrowings

At September 30, 2019, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $306,890,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $6,126,000. At September 30, 2019, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank (PCBB) totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of September 30, 2019, $3,723,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $462,154,000 in secured and unsecured loans were pledged at September 30, 2019, as collateral for borrowing lines with the Federal Reserve Bank. At September 30, 2019, the Company had no outstanding borrowings.

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

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of September 30, 2019, the Company had 13 operating leases and no financing leases.

The components of lease expense were as follows:

(in 000's)	September 30, 2019
Operating lease expense	$575
Short-term lease expense	—
Variable lease expense	—
Sublease income	—
Total	$575
Supplemental balance sheet information related to leases was as follows:

(in 000's)	September 30, 2019
Operating cash flows from operating leases	$549
ROU assets obtained in exchange for new operating lease liabilities	3,610
Weighted-average remaining lease term in years for operating leases	6.43
Weighted-average discount rate for operating leases	5.15%
Maturities of lease liabilities were as follows:

Nine Months Ended
(in 000's)	September 30, 2019
2020	$798
2021	720
2022	698
2023	666
2024	562
Thereafter	927
Total undiscounted cash flows	4,371
Less: present value discount	(657)
Present value of net future minimum lease payments	$3,714

8.	Supplemental Cash Flow Disclosures

	Nine months ended September 30,
(in 000's)	2019	2018
Cash paid during the period for:
Interest	$3,012	$1,815
Income taxes	4,890	5,590
Noncash investing activities:
Unrealized gain on unrecognized post retirement costs	42	41
Unrealized gain (loss) on available for sale securities	317	(655)
Unrealized (loss) gain on junior subordinated debentures	(1,748)	280
Cash dividend declared	1,866	1,690
Adoption of ASU 2016-01: reclassification of unrealized gain on junior subordinated debentures to accumulated other comprehensive income	—	1,482
Adoption of ASU 2016-01: recognition of previously unrealized losses within CRA Fund	—	184
Adoption of ASU 2016-02: recognition of lease right-of-use (ROU) asset	3,395	—
Adoption of ASU 2016-02: recognition of lease liability	3,486	—

9.	Dividends on Common Stock

On September 24, 2019, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on October 18, 2019, to shareholders of record as of October 8, 2019. Approximately $1,866,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (000's, except per share amounts)	$4,173	$3,518	$12,276	$10,068

Weighted average shares issued	16,953,744	16,902,218	16,950,474	16,897,524
Add: dilutive effect of stock options	36,418	51,835	31,145	35,953
Weighted average shares outstanding adjusted for potential dilution	16,990,162	16,954,053	16,981,619	16,933,477

Basic earnings per share	$0.25	$0.21	$0.72	$0.60
Diluted earnings per share	$0.25	$0.21	$0.72	$0.59
Anti-dilutive stock options excluded from earnings per share calculation	60,000	30,000	60,000	103,000

11.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2019 and December 31, 2018, the Company had no recorded valuation allowance. The Company is no longer subject to IRS examination for years before 2014.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended September 30, 2019 and 2018 were insignificant.

The Company reported a provision for income taxes of $4,989,000 for the nine months ended September 30, 2019 as compared to the $4,077,000 provision reported in the comparable period of 2018. The effective tax rate was 28.90% for the nine months ended September 30, 2019 as compared to 28.82% for the comparable period of 2018. The effective tax rate was 28.90% for the three months ended September 30, 2019 as compared to 28.81% for the comparable period of 2018.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of September 30, 2019.

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

At September 30, 2019 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 4.51% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At September 30, 2019, the total cumulative gain recorded on the debt is $2,245,000.

The net fair value calculation performed as of September 30, 2019 resulted in a net pretax loss adjustment of $177,000 ($108,000, net of tax) for the nine months ended September 30, 2019, compared to a net pretax loss adjustment of $643,000 ($392,000, net of tax) for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, the net $177,000 ($108,000, net of tax) fair value loss adjustment was separately presented as a $1,571,000 gain ($1,107,000, net of tax) recognized on the consolidated statements of income, and a $1,748,000 loss ($1,233,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income. For the nine months ended September 30, 2018, the net $643,000 ($392,000, net of tax) fair value loss adjustment was separately presented as a $923,000 loss ($650,000, net of tax) recognized on the consolidated statements of income, and a $280,000 gain ($197,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income.

The net fair value calculation performed as of September 30, 2019 resulted in a net pretax loss adjustment of $159,000 ($97,000, net of tax) for the three months ended September 30, 2019 compared to a net pretax loss adjustment of $277,000 (169,000, net of tax) for the three months ended September 30, 2018.

For the three months ended September 30, 2019, the net $159,000 ($97,000, net of tax) fair value gain adjustment was separately presented as a $660,000 gain ($465,000, net of tax) recognized on the consolidated statements of income, and a $501,000 loss ($353,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income. For the three months ended September 30, 2018, the net $277,000 (169,000, net of tax) fair value loss adjustment was separately presented as a $262,000 loss ($185,000, net of tax) recognized on the consolidated statements of income, and a $14,000 loss ($10,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2019
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	81,651	81,651	3,787	77,864	—
Loans	561,270	549,285	—	—	549,285
Accrued interest receivable	10,522	10,522	—	10,522	—
Financial Liabilities:
Deposits:
Noninterest-bearing	333,156	333,156	333,156	—	—
NOW and money market	340,382	340,382	340,382	—	—
Savings	78,532	78,532	78,532	—	—
Time deposits	68,153	67,984	—	—	67,984
Total deposits	820,223	820,054	752,070	—	67,984
Junior subordinated debt	10,330	10,330	—	—	10,330
Accrued interest payable	72	72	—	72	—

December 31, 2018
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	70,085	70,085	3,659	66,426	—
Loans	579,419	566,195	—	—	566,195
Accrued interest receivable	8,341	8,341	—	8,341	—
Financial Liabilities:
Deposits:
Noninterest-bearing	292,720	292,720	292,720	—	—
NOW and money market	340,445	340,445	340,445	—	—
Savings	90,046	90,046	90,046	—	—
Time deposits	82,432	81,745	—	—	81,745
Total deposits	805,643	804,956	723,211	—	81,745
Junior subordinated debt	10,155	10,155	—	—	10,155
Accrued interest payable	57	57	—	57	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2019.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

September 30, 2019				December 31, 2018
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount rate	4.51%	Junior Subordinated Debt	Discounted cash flow	Discount rate	5.86%

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The narrowing of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The increase in discount rate between the periods ended September 30, 2019 and December 31, 2018 is primarily due to increases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2019 (in 000’s):

Description of Assets	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$31,166	$—	$31,166	$—
U.S. Government collateralized mortgage obligations	46,698	—	46,698	—
Total AFS securities	$77,864	$—	$77,864	$—

Marketable equity securities (2)	3,787	3,787	—	—
Impaired loans (1):
Real estate mortgage	1,008	—	—	1,008
Total impaired loans	1,008	—	—	1,008
Total	$82,659	$3,787	$77,864	$1,008

Description of Liabilities	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,330	—	—	$10,330
Total	$10,330	—	—	$10,330
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

(1)Nonrecurring
(2)Recurring

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018 (in 000's).

September 30, 2019
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
Real estate mortgage	$1,008	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	1.04%

December 31, 2018
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
Real estate mortgage	$389	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	9.43%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2019 and 2018 (in 000’s):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,496	$10,125	$10,155	$9,730
Gross (gain) loss included in earnings	(660)	262	(1,571)	923
Gross loss (gain) related to changes in instrument specific credit risk	502	15	1,748	(280)
Change in accrued interest	(8)	1	(2)	30
Ending balance	$10,330	$10,403	$10,330	$10,403
The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(660)	$262	$(1,571)	$923

14.	Goodwill and Intangible Assets

At September 30, 2019, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2018. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at September 30, 2019.

15.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	September 30, 2019			December 31, 2018
(in 000's)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(372)	$(459)	$1,505	$(248)	$(462)	$—
Reclassifications upon adoption of ASU 2016-01	—	—	—	184	—	1,482
Adjusted beginning balance	(372)	(459)	1,505	(64)	(462)	1,482
Current period comprehensive income (loss)	223	30	(1,232)	(308)	3	23
Ending balance	$(149)	$(429)	$273	$(372)	$(459)	$1,505
Accumulated other comprehensive (loss) income			$(305)			$674

16.	Subsequent Events

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

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets are exhibiting strong demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets have shown improvements.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2019 and beyond.

Results of Operations

On a year-to-date basis, the Company reported net income of $12,276,000 or $0.72 per share ($0.72 diluted), for the nine months ended September 30, 2019, as compared to $10,068,000, or $0.60 per share ($0.59 diluted), for the same period in 2018. The Company’s return on average assets was 1.70% for the nine months ended September 30, 2019, as compared to 1.58% for the nine months ended September 30, 2018. The Company’s return on average equity was 14.50% for the nine months ended September 30, 2019, as compared to 12.81% for the nine months ended September 30, 2018.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine month periods ended September 30, 2019 and 2018.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended September 30, 2019 and 2018

		2019			2018
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$579,035	$8,648	5.93%	$571,673	$8,397	5.83%
Investment securities (3)	71,168	439	2.45%	59,571	351	2.34%
Interest-bearing deposits in FRB	240,605	1,330	2.19%	163,572	806	1.95%
Total interest-earning assets	890,808	$10,417	4.64%	794,816	$9,554	4.77%
Allowance for credit losses	(8,448)			(8,934)
Noninterest-earning assets:
Cash and due from banks	29,105			27,514
Premises and equipment, net	9,546			10,023
Accrued interest receivable	9,716			8,180
Other real estate owned	5,745			5,745
Other assets	43,490			38,022
Total average assets	$979,962			$875,366
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$105,873	$39	0.15%	$107,777	$41	0.15%
Money market accounts	268,456	660	0.98%	185,914	316	0.67%
Savings accounts	81,363	42	0.20%	87,990	69	0.31%
Time deposits	68,745	209	1.21%	67,360	153	0.90%
Junior subordinated debentures	10,416	111	4.23%	10,062	112	4.42%
Total interest-bearing liabilities	534,853	$1,061	0.79%	459,103	$691	0.60%
Noninterest-bearing liabilities:
Noninterest-bearing checking	319,547			303,614
Accrued interest payable	203			128
Other liabilities	10,116			5,517
Total liabilities	864,719			768,362

Total shareholders' equity	115,243			107,004
Total average liabilities and shareholders' equity	$979,962			$875,366
Interest income as a percentage of average earning assets			4.64%			4.77%
Interest expense as a percentage of average earning assets			0.47%			0.34%
Net interest margin			4.17%			4.43%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fee income of approximately $114,000 for the quarter ended September 30, 2019 and loan fee income of $28,000 for the quarter ended September 30, 2018.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

Interest Rates and Interest Differentials
Nine months ended September 30, 2019 and 2018

		2019			2018
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$575,323	$25,733	5.98%	$584,424	$24,114	5.52%
Investment securities (3)	68,254	1,360	2.66%	51,489	809	2.10%
Interest-bearing deposits in FRB	231,807	4,052	2.34%	137,478	1,870	1.82%
Total interest-earning assets	875,384	$31,145	4.76%	773,391	$26,793	4.63%
Allowance for credit losses	(8,449)			(9,219)
Noninterest-earning assets:
Cash and due from banks	28,898			27,111
Premises and equipment, net	9,627			10,112
Accrued interest receivable	9,060			7,244
Other real estate owned	5,745			5,745
Other assets	42,425			37,297
Total average assets	$962,690			$851,681
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$107,590	$115	0.14%	$100,714	$107	0.14%
Money market accounts	254,081	1,731	0.91%	178,668	841	0.63%
Savings accounts	88,417	202	0.31%	84,915	163	0.26%
Time deposits	73,016	627	1.15%	66,821	406	0.81%
Junior subordinated debentures	10,296	352	4.57%	9,783	311	4.25%
Total interest-bearing liabilities	533,400	$3,027	0.76%	440,901	$1,828	0.55%
Noninterest-bearing liabilities:
Noninterest-bearing checking	306,590			299,701
Accrued interest payable	197			116
Other liabilities	9,309			5,896
Total liabilities	849,496			746,614

Total shareholders' equity	113,194			105,067
Total average liabilities and shareholders' equity	$962,690			$851,681
Interest income as a percentage of average earning assets			4.76%			4.63%
Interest expense as a percentage of average earning assets			0.46%			0.32%
Net interest margin			4.30%			4.31%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fee income of $79,000 for the nine months ended September 30, 2019 and loan costs of approximately $806,000 for the nine months ended September 30, 2018.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

After three rate decreases this year, the prime rate stands at 4.75%. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the nine months ended September 30, 2019 compared to September 30, 2018
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$1,619	$2,010	$(391)
Investment securities available for sale	551	251	300
Interest-bearing deposits in FRB	2,182	276	1,906
Total interest income	4,352	2,537	1,815
Increase in interest expense:
Interest-bearing demand accounts	898	569	329
Savings and money market accounts	39	32	7
Time deposits	221	181	40
Subordinated debentures	41	25	16
Total interest expense	1,199	807	392
Increase in net interest income	$3,153	$1,730	$1,423

For the nine months ended September 30, 2019, total interest income increased approximately $4,352,000, or 16.24%, as compared to the nine months ended September 30, 2018. Average earning asset volumes for loans decreased $9,101,000. Overnight investments with the FRB increased $94,329,000, and available for sale investment securities increased $16,765,000 between the two periods. The average yield on loans increased 46 basis points between the two periods, and the average yield on investment securities increased approximately 56 basis points during the nine months ended September 30, 2019 as compared to the same period in 2018.

	Increase (decrease) in the three months ended September 30, 2019 compared to September 30, 2018
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$251	$151	$100
Investment securities available for sale	88	18	70
Interest-bearing deposits in FRB	524	62	462
Total interest income	863	231	632
Increase in interest expense:
Interest-bearing demand accounts	343	228	115
Savings and money market accounts	(27)	(22)	(5)
Time deposits	56	53	3
Subordinated debentures	(1)	(5)	4
Total interest expense	371	254	117
Increase in net interest income	$492	$(23)	$515

For the three months ended September 30, 2019, total interest income increased $863,000, or 9.03%, as compared to the quarter ended September 30, 2018. In comparing the two periods, average interest earning assets increased $95,992,000, with a $77,033,000 increase in balances held at the Federal Reserve Bank, an $11,597,000 increase in investment securities, and a $7,362,000 increase in loan balances. Investment securities yields increased 11 basis points and loan yields increased 10 basis points. The average yield on total interest-earning assets decreased 13 basis points. This decrease in yield is driven by the increase in interest-bearing deposits in FRB as a percentage of interest-earning assets. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset.

The overall average yield on the loan portfolio increased to 5.98% for the nine months ended September 30, 2019, as compared to 5.52% for the nine months ended September 30, 2018. The yield on loans for the nine months ended September 30, 2018 includes $550,000 in write-downs of unamortized insurance premiums on the student loan portfolio which was the result of the dissolution of the insurance carrier and $175,000 in reversal of accrued interest on nonaccrual loan activity. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At September 30, 2019, 55.5% of the Company's loan portfolio consisted of floating rate instruments, as compared to 55.3% of the portfolio at December 31, 2018, with the majority of those tied to the prime rate. Approximately 12.9%, or $40,868,000, of the floating rate loans had rate floors at September 30, 2019, making them effectively fixed-rate loans for certain increases in interest rates. None of the loans with floors have floor spreads of 100 basis points or more.

Although market rates of interest remain at low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin decreased to 4.30% for the nine months ended September 30, 2019, when compared to 4.31% for the nine months ended September 30, 2018. The net interest margin decreased due to an increase in deposit yields, partially offset by increases in the loan portfolio yield, increases in the yield on investment securities, and increases in the yield on overnight investments held at correspondent banks. Due to the increase in interest rates paid on deposits and the increase in interest-bearing NOW and money market deposit balances, the Company’s average cost of funds rose to 0.76% for the nine months ended September 30, 2019, as compared to 0.55% for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, total interest expense increased approximately $1,199,000, or 65.59%, as compared to the nine months ended September 30, 2018. Between those two periods, average interest-bearing liabilities increased by $92,499,000 due to increases in NOW, money market, savings accounts, and time deposits. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at September 30, 2019.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 9/30/2019	YTD Average 12/31/18	YTD Average 9/30/2018
Loans	65.73%	73.27%	75.57%
Investment securities available for sale	7.80%	6.91%	6.66%
Interest-bearing deposits in FRB	26.47%	19.82%	17.77%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	20.17%	22.21%	22.84%
Money market accounts	47.63%	41.82%	40.52%
Savings accounts	16.58%	18.72%	19.26%
Time deposits	13.69%	15.10%	15.16%
Subordinated debentures	1.93%	2.15%	2.22%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2019 and 2018:

(in 000's)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Amount of Change	Percent Change
Customer service fees	$839	815	$24	2.94%
Increase in cash surrender value of bank-owned life insurance	147	132	15	11.36%
Gain (loss) on fair value of marketable equity securities	18	(35)	53	(151.43)%
Gain (loss) on fair value of junior subordinated debentures	660	(262)	922	(351.91)%
Loss on dissolution of real estate investment trust	(1)	—	(1)	—%
Loss on sale of assets	(5)	—	(5)	—%
Other	195	199	(4)	(2.01)%
Total noninterest income	$1,853	$849	$1,004	118.26%

Noninterest income for the quarter ended September 30, 2019 increased $1,004,000 to $1,853,000, compared to the quarter ended September 30, 2018. The increase is mostly attributed to an increase in the recorded fair value of junior subordinated debentures of $922,000 for the quarter ended September 30, 2019. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve.

(in 000's)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Amount of Change	Percent Change
Customer service fees	$2,479	$2,787	$(308)	(11.05)%
Increase in cash surrender value of bank-owned life insurance	438	389	49	12.60%
Gain (loss) on fair value of marketable equity securities	128	(114)	242	(212.28)%
Gain on proceeds from bank-owned life insurance	—	171	(171)	(100.00)%
Gain (loss) on fair value of junior subordinated debentures	1,571	(923)	2,494	(270.21)%
Loss on dissolution of real estate investment trust	(115)	—	(115)	(100.00)%
(Loss) gain on sale of assets	1	29	(28)	(96.55)%
Other	603	601	2	0.33%
Total noninterest income	$5,105	$2,940	$2,165	73.64%

Noninterest income for the nine months ended September 30, 2019 increased $2,165,000 to $5,105,000, compared to the nine months ended September 30, 2018. The increase is mostly attributed to the the gain on fair value of junior subordinated debentures of $1,571,000 recorded during the nine months ended September 30, 2019 compared to the loss on fair value of $923,000 recorded during the nine months ended September 30, 2018. This increase was partially offset by a decrease of $308,000 in customer services fees and a gain on death benefit proceeds from bank owned life insurance of $171,000 recorded during 2018. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve. The decrease in customer service fees was due to the closure of the Financial Services department in the third quarter of 2018.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2019 and 2018:

(in 000's)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Amount of Change	Percent Change
Salaries and employee benefits	$2,775	$2,826	$(51)	(1.80)%
Occupancy expense	829	848	(19)	(2.24)%
Data processing	151	74	77	104.05%
Professional fees	864	620	244	39.35%
Regulatory assessments	(37)	87	(124)	(142.53)%
Director fees	95	78	17	21.79%
Loss on California tax credit partnership	—	5	(5)	(100.00)%
Correspondent bank service charges	14	15	(1)	(6.67)%
Net cost on operation of OREO	71	30	41	136.67%
Other	573	560	13	2.32%
Total expense	$5,335	$5,143	$192	3.73%

Noninterest expense for the quarter ended September 30, 2019 increased $192,000 to $5,335,000, compared to the quarter ended September 30, 2018. The increase was attributed to increases in professional fees and data processing expenses, partially offset by decreases in regulatory assessments and salary and employee benefits. The increase in professional fees was the result of an increase in legal fees. The decrease in salary and employee benefits was primarily due to a decrease in employee salary expense and compensation expense related to equity awards.

(in 000's)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Amount of Change	Percent Change
Salaries and employee benefits	$8,307	$8,798	$(491)	(5.58)%
Occupancy expense	2,450	2,448	2	0.08%
Data processing	402	286	116	40.56%
Professional fees	2,423	1,760	663	37.67%
Regulatory assessments	138	248	(110)	(44.35)%
Director fees	281	239	42	17.57%
Correspondent bank service charges	42	48	(6)	(12.50)%
Loss on California tax credit partnership	—	14	(14)	(100.00)%
Net cost on operation of OREO	223	129	94	72.87%
Other	1,677	1,489	188	12.63%
Total expense	$15,943	$15,459	$484	3.13%

Noninterest expense increased approximately $484,000, or 3.13%, compared to the nine months ended September 30, 2018. The increase experienced during the nine months ended September 30, 2019, was primarily the result of increases of $663,000 in professional fees related to corporate legal expenses and increases of $116,000 in data processing expenses. This increase was partially offset by a decrease of $491,000 in salaries and employee benefits related to a decrease in stock compensation expense resulting from the issuance of equity awards. Increases in other expenses included an increase in the provision for unfunded loan commitments.

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

The Company has reviewed all of its tax positions as of September 30, 2019, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the nine months ended September 30, 2019 was 28.90% compared to 28.82% for the nine months ended September 30, 2018.

Financial Condition

Total assets increased $24,340,000, or 2.61%, to a balance of $957,398,000 at September 30, 2019, from the balance of $933,058,000 at December 31, 2018, and increased $102,594,000, or 12.00%, from the balance of $854,804,000 at September 30, 2018. Total deposits of $820,223,000 at September 30, 2019, increased $14,580,000, or 1.81%, from the balance reported at December 31, 2018, and increased $85,607,000, or 11.65%, from the balance of $734,616,000 reported at September 30, 2018. Cash and cash equivalents increased $25,606,000, or 11.62%, between December 31, 2018 and September 30, 2019. Net loans decreased $18,149,000, or 3.13%, to a balance of $561,270,000, and investment securities increased $11,566,000, or 16.50%, during the first nine months of 2019.

Earning assets averaged approximately $875,384,000 during the nine months ended September 30, 2019, as compared to $773,391,000 for the same period in 2018. Average interest-bearing liabilities increased to $533,400,000 for the nine months ended September 30, 2019, from $440,901,000 reported for the comparative period of 2018.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $570,128,000 at September 30, 2019, a decrease of $17,805,000, or 3.03%, when compared to the balance of $587,933,000 at December 31, 2018, and a decrease of $6,987,000, or 1.23%, when compared to the balance of $577,115,000 reported at September 30, 2018. Loans on average decreased $9,101,000, or 1.56%, between the nine months ended September 30, 2018 and September 30, 2019, with loans averaging $575,323,000 for the nine months ended September 30, 2019, as compared to $584,424,000 for the same period of 2018.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at September 30, 2019 and December 31, 2018, the category percentages as of those dates, and the net change between the two periods presented.

	September 30, 2019		December 31, 2018
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$48,137	8.4%	$56,978	9.7%	$(8,841)	(15.52)%
Real estate – mortgage	275,959	48.4%	289,200	49.2%	(13,241)	(4.58)%
RE construction & development	116,443	20.4%	108,795	18.5%	7,648	7.03%
Agricultural	60,100	10.5%	61,149	10.4%	(1,049)	(1.72)%
Installment and student loans	69,489	12.3%	71,811	12.2%	(2,322)	(3.23)%
Total gross loans	$570,128	100.00%	$587,933	100.00%	$(17,805)	(3.03)%

During the nine months ended September 30, 2019, the Company experienced decreases in commercial and industrial loans, real estate mortgage loan, agricultural loans and installment loans compared to the same period ended September 30, 2018. Commercial and industrial loans decreased $8,841,000 between December 31, 2018 and September 30, 2019 and decreased $9,818,000 between September 30, 2018 and September 30, 2019. Real estate mortgage loans decreased $13,241,000 between December 31, 2018 and September 30, 2019 and decreased $5,276,000 between September 30, 2018 and September 30, 2019. Agricultural loans decreased $1,049,000 between December 31, 2018 and September 30, 2019 and increased $3,438,000 between September 30, 2018 and September 30, 2019. Installment loans decreased $2,322,000 between December 31, 2018 and September 30, 2019 and increased $2,092,000 between September 30, 2018 and September 30, 2019, mainly due to changes in student loan balances.

Installment and student loans increased $2,092,000 during the nine months ended September 30, 2019 as compared to the same period ended September 30, 2018, due to growth in the student loan portfolio. Included in installment loans are $65,655,000 in student loans made to medical and pharmacy school students. The medical student loans are made to U.S. citizens attending medical schools in the U.S. and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the U.S. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $51,234,000 at September 30, 2019. Accrued interest on loans that have not entered repayment status totaled $8,056,000 at September 30, 2019. At September 30, 2019 there were 570 loans within repayment, deferment, and forbearance which represented $14,421,000, $2,158,000, and $6,980,000 in outstanding balances, respectively. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of September 30, 2019 is approximately $93,000.

Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 39.41%, 39.03%, and 37.02%, of the total loan portfolio at September 30, 2019, December 31, 2018, and September 30, 2018, respectively. Real estate mortgage loans decreased $13,241,000, or 4.58%, between December 31, 2018 and September 30, 2019, and decreased $7,452,000 between September 30, 2018 and September 30, 2019. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $51,062,000, or 8.96%, of the portfolio at September 30, 2019, $59,431,000, or 10.11% of the portfolio at December 31, 2018, and $70,512,000 or 12.28% of the portfolio at September 30, 2018. Loan participations purchased increased to $5,973,000, or 1.05% of the portfolio, at September 30, 2019. The Company held no loan participation purchases at September 30, 2018 or December 31, 2018. Loan participations sold decreased from $14,559,000, or 2.5%, of the portfolio at September 30, 2018, to $7,140,000, or 1.2%, of the portfolio, at December 31, 2018, and increased to $7,733,000, or 1.4%, of the portfolio, at September 30, 2019.

Deposits

Deposit balances totaled $820,223,000 at September 30, 2019, representing an increase of $14,580,000, or 1.81%, from the balance of $805,643,000 reported at December 31, 2018, and an increase of $85,607,000, or 11.65%, from the balance of $734,616,000 reported at September 30, 2018.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at September 30, 2019 and December 31, 2018, and the net change between the two periods presented.

(in 000's)	September 30, 2019	December 31, 2018	Net Change	Percentage Change
Noninterest-bearing deposits	$333,156	$292,720	$40,436	13.81%
Interest-bearing deposits:
NOW and money market accounts	340,382	340,445	(63)	(0.02)%
Savings accounts	78,532	90,046	(11,514)	(12.79)%
Time deposits:
Under $250,000	48,261	60,875	(12,614)	(20.72)%
$250,000 and over	19,892	21,557	(1,665)	(7.72)%
Total interest-bearing deposits	487,067	512,923	(25,856)	(5.04)%
Total deposits	$820,223	$805,643	$14,580	1.81%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $333,156,000 and $487,067,000 at September 30, 2019, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits decreased $25,856,000, or 5.04%, between December 31, 2018 and September 30, 2019, and noninterest-bearing deposits increased $40,436,000, or 13.81%, between the same two periods presented. Included in the decrease of $25,856,000 in interest-bearing deposits during the nine months ended September 30, 2019, are decreases of $14,279,000 in time deposits, decreases of $11,514,000 in savings accounts and decreases of $63,000 in NOW and money market accounts.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 97.57% and 97.32% of the total deposit portfolio at September 30, 2019 and December 31, 2018, respectively. The Company held no brokered deposits at September 30, 2019 and December 31, 2018.

On a year-to-date average, the Company experienced an increase of $98,875,000, or 13.53%, in total deposits between the nine months ended September 30, 2019 and September 30, 2018. Between these two periods, average interest-bearing deposits increased $91,986,000, or 21.34%, and total noninterest-bearing deposits increased $6,889,000, or 2.30%, on a year-to-date average basis.

Short-Term Borrowings

At September 30, 2019, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $306,890,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $6,126,000. At September 30, 2019, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank (PCBB), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2019 and September 30, 2018, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $287,446,000, collateralized FHLB lines of credit totaling $4,119,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2018.

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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectability of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole is subjective and contingent upon economic, environmental, and other conditions which cannot be predicted with certainty. When determining the adequacy of the allowance for credit losses, the Company follows, in accordance with GAAP, the guidelines set forth in the Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (Statement) issued by banking regulators in December 2006. The Statement is a revision of the previous guidance released in July 2001, and outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio, and updates previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the allowance for credit losses. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was released during July 2001, and represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.  It is also generally consistent with the guidance published by the banking regulators.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At September 30, 2019, impaired and classified loans totaled $18,971,000, or 3.3%, of gross loans as compared to $18,717,000, or 3.1%, of gross loans at December 31, 2018.

The student loan portfolio is reviewed for allowance adequacy under the same guidelines as other loans in the Company's portfolio, with additional emphasis for specific risks associated with the portfolio. In general the Company provides an additional reserve for a percentage of current forbearance loans and loans rated special mention.

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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2019 and December 31, 2018, as well as classified loans at those period-ends.

(in 000's)	September 30, 2019	December 31, 2018
Specific allowance – impaired loans	$1,142	$1,776
Formula allowance – classified loans not impaired	62	4
Formula allowance – special mention loans	297	17
Total allowance for special mention and classified loans	1,501	1,797

Formula allowance for pass loans	5,927	6,005
Unallocated allowance	802	593
Total allowance for loan losses	$8,230	$8,395

Impaired loans	18,362	18,683
Classified loans not considered impaired	609	34
Total classified loans / impaired loans	$18,971	$18,717
Special mention loans not considered impaired	$4,628	$2,228

Impaired loans decreased $321,000 between December 31, 2018 and September 30, 2019, and the specific allowance related to impaired loans decreased $634,000 between December 31, 2018 and September 30, 2019. The decrease in impaired loans is primarily due to a decrease in non-performing loans. The formula allowance related to classified and special mention unimpaired loans increased by $338,000 between December 31, 2018 and September 30, 2019. The unallocated allowance increased from $593,000 at December 31, 2018 to $802,000 at September 30, 2019 due to a decrease in the specific reserve of one impaired loan, and an overall decrease in loan balances during the period. Although there has been a reduction in required loss reserves as economic conditions have improved, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans is reasonable and appropriate. The level of “pass” loans decreased approximately $21,327,000 between December 31, 2018 and September 30, 2019. The related formula allowance decreased $78,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At September 30, 2019, included in impaired loans, were troubled debt restructures totaling $5,296,000, of which $2,848,000 were on nonaccrual. The remaining $2,447,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 10.45% and 22.76% of total impaired loan balances at September 30, 2019. Of the $1,918,000 in commercial and industrial impaired loans reported at September 30, 2019, two loans, with a total recorded investment of $615,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at September 30, 2019, approximately $16,324,000, or 88.9%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2019 and December 31, 2018.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	September 30, 2019	September 30, 2019	December 31, 2018	December 31, 2018
Commercial and industrial	$1,918	$525	$2,816	$787
Real estate – mortgage	4,179	361	3,345	469
RE construction & development	11,529	—	11,663	—
Agricultural	736	256	818	520
Installment and student loans	—	—	41	—
Total impaired loans	$18,362	$1,142	$18,683	$1,776

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2019, approximately $1,973,000 of the total $5,296,000 in TDRs was comprised of real estate mortgages. An additional $2,705,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans and impaired installment loans at December 31, 2018 and September 30, 2019, due to the value of the collateral securing those loans.

Total troubled debt restructurings decreased 24.98% between September 30, 2019 and December 31, 2018. Nonaccrual TDRs decreased by 11.71% and accruing TDRs decreased by 36.14% over the same period. Total residential mortgages and real estate construction TDRs decreased $1,493,000 to a percentage total of 24.19%. These credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at September 30, 2019 and December 31, 2018.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	September 30, 2019	September 30, 2019	September 30, 2019
Commercial and industrial	$20	$—	$20
Real estate mortgage:
Commercial real estate	902	—	902
Residential mortgages	1,071	—	1,071
Total real estate mortgage	1,973	—	1,973
RE construction & development	2,705	2,705	—
Agricultural	598	144	454
Total troubled debt restructurings	$5,296	$2,849	$2,447

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2018	December 31, 2018	December 31, 2018
Commercial and industrial	$75	$—	$75
Real estate mortgage:
Commercial real estate	1,305	389	916
Residential mortgages	2,028	—	2,028
Total real estate mortgage	3,333	389	2,944
RE construction & development	2,838	2,838	—
Agricultural	813	—	813
Total troubled debt restructurings	$7,059	$3,227	$3,832

Of the $5,296,000 in total TDRs at September 30, 2019, $2,849,000 were on nonaccrual status at period-end. Of the $7,059,000 in total TDRs at December 31, 2018, $3,227,000 were on nonaccrual status at period-end. As of September 30, 2019, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of September 30, 2019 and December 31, 2018 (in 000's, except for number of borrowers):

	September 30, 2019			December 31, 2018
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	586	$23,477	$4,049	1,056	$42,852	$5,494
Grace	404	18,619	3,765	23	562	81
Repayment	328	14,421	120	366	15,526	118
Deferment	73	2,158	108	48	1,945	79
Forbearance	169	6,980	134	181	7,336	212
Total	1,560	$65,655	$8,176	1,674	$68,221	$5,984

Included in installment loans are $65,655,000 and $68,221,000 in student loans at September 30, 2019 and December 31, 2018, respectively, made to medical and pharmacy school students. Accrued interest on loans that had not entered repayment status totaled $8,056,000 at September 30, 2019 and $5,866,000 at December 31, 2018. At September 30, 2019 there were 570 loans within repayment, deferment, and forbearance which represented $14,421,000, $2,158,000, and $6,980,000, respectively. At December 31, 2018, there were 595 loans within repayment, deferment, and forbearance which represented $15,526,000, $1,945,000 and $7,336,000, respectively. The yield on the student loan portfolio was 8.01% for the nine months ended September 30, 2019 and 6.34% for the year ended December 31, 2018. The 2018 yield was negatively impacted by a $550,000 write-down of unamortized insurance premiums on the student loan portfolio. This write-down was the result of the dissolution of the insurance carrier. As of September 30, 2019 the risks within the student loan portfolio were assessed and it was determined that along with the calculation of the general reserve of $715,000, an additional allowance of $1,373,000 was appropriate, for a total reserve against the student loan portfolio of $2,088,000. At December 31, 2018 the general reserve for the student loan portfolio was $880,000 with an additional allowance of $640,000, for a total reserve against the student loan portfolio of $1,520,000. The additional allowance was determined as a percentage of the forbearance loan total and a 100% reserve against student loans rated special mention.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of September 30, 2019 and December 31, 2018 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	September 30, 2019	December 31, 2018
Nonaccrual loans (1)	$12,756	$12,052
Restructured loans	2,448	3,832
Loans past due 90 days or more, still accruing	326	—
Total nonperforming loans	15,530	15,884
Other real estate owned	5,745	5,745
Total nonperforming assets	$21,275	$21,629

Nonperforming loans to total gross loans	2.72%	2.70%
Nonperforming assets to total assets	2.22%	2.32%
Allowance for loan losses to nonperforming loans	52.99%	52.85%
 (1) Included in nonaccrual loans at September 30, 2019 and December 31, 2018 are restructured loans totaling $2,848,000 and $3,227,000, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased$354,000 from a balance of $21,629,000 at December 31, 2018 to a balance of $21,275,000 at September 30, 2019, and remained relatively high compared to peers during the nine months ended September 30, 2019. The ratio of the allowance for loan losses to nonperforming loans increased from 52.85% at December 31, 2018 to 52.99% at September 30, 2019.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	September 30, 2019	December 31, 2018	December 31, 2018
Nonaccrual Loans:
Commercial and industrial	$75	$—	$75
Real estate - mortgage	1,008	389	619
RE construction & development	11,529	11,663	(134)
Installment and student loans	—	—	—
Total nonaccrual loans	$12,756	$12,052	$704

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at September 30, 2019 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonaccrual loans, totaling $12,756,000 at September 30, 2019, increased $704,000 from the balance of $12,052,000 reported at December 31, 2018, with real estate mortgage and real estate construction loans comprising 98.28% of total nonaccrual loans at September 30, 2019. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $321,000 during the nine months ended September 30, 2019 to a balance of $18,362,000 at September 30, 2019. Other real estate owned through foreclosure remained at $5,745,000 for the period ended September 30, 2019 as compared to the balance recorded at December 31, 2018. Nonperforming assets as a percentage of total assets decreased from 2.32% at December 31, 2018 to 2.22% at September 30, 2019.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	September 30, 2019	December 31, 2018	September 30, 2018
Provision (recovery of provision) for credit losses year-to-date	$15	$(1,764)	$(1,699)
Allowance as % of nonperforming loans	52.99%	52.85%	52.86%

Nonperforming loans as % total loans	2.72%	2.70%	2.88%
Restructured loans as % total loans	0.93%	1.20%	1.28%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 13 loans totaling $5,296,000 at September 30, 2019, compared to 17 loans totaling $7,059,000 at December 31, 2018.

The following table summarizes special mention loans by type at September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Commercial and industrial	$1,051	$48
Real estate mortgage:
Commercial real estate	1,661	2,180
Residential mortgages	579	470
Total real estate mortgage	2,240	2,650
RE construction & development	—	—
Agricultural	1,337	—
Installment and student loans	326	—
Total special mention loans	$4,954	$2,698

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the nine months ended September 30, 2019 and September 30, 2018.

Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	September 30, 2019	September 30, 2018
Total loans outstanding at end of period before deducting allowances for credit losses	$569,500	$574,351
Average loans outstanding during period	575,323	584,424

Balance of allowance at beginning of period	8,395	9,267
Loans charged off:
Real estate	(5)	(47)
Commercial and industrial	—	(88)
Agricultural	(36)	—
Installment and student loans	(377)	(16)
Total loans charged off	(418)	(151)
Recoveries of loans previously charged off:
Real estate	60	24
Commercial and industrial	64	1,086
Installment and student loans	114	271
Total loan recoveries	238	1,381
Net loans (charged off) recovered	(180)	1,230

Provision (recovery of provision) charged to operating expense	15	(1,699)
Balance of allowance for credit losses at end of period	$8,230	$8,798

Net loan recoveries to total average loans (annualized)	0.04%	(0.28)%
Net loan recoveries to loans at end of period (annualized)	0.06%	(0.28)%
Allowance for credit losses to total loans at end of period	1.45%	1.52%
Net loan recoveries to allowance for credit losses (annualized)	4.37%	(18.64)%
Provision (recovery of provision) for credit losses to net recoveries (annualized)	(11.11)%	(184.17)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2019, the provision for the allowance for credit losses was $15,000 as compared to a recovery of provision of $1,699,000 for the nine months ended September 30, 2018.

Net charge-offs during the nine months ended September 30, 2019 totaled $180,000 as compared to net recoveries of $1,230,000 for the nine months ended September 30, 2018. The Company charged-off, or had partial charge-offs on 14 loans during the nine months ended September 30, 2019, as compared to six loans during the same period ended September 30, 2018, and 9 loans during the year ended December 31, 2018. The annualized percentage net charge-offs to average loans were 0.04% for the nine months ended September 30, 2019. Annualized percentage net recoveries were 0.15% for the year ended December 31, 2018, and 0.28% for the nine months ended September 30, 2018. The Company's loans net of unearned fees decreased from $596,850,000 at September 30, 2018 to $569,500,000 at September 30, 2019.

The allowance at September 30, 2019 was 1.45% of outstanding loan balances at September 30, 2019, as compared to 1.43% at December 31, 2018, and 1.52% at September 30, 2018.

At September 30, 2019 and September 30, 2018, unfunded loan commitment reserves of $592,000 and $424,000, respectively, were reported in other liabilities. Management believes that the 1.45% credit loss allowance at September 30, 2019 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

Asset/Liability Management – Liquidity and Cash Flow

The primary functions of asset/liability management are to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. In a changing-rate environment, imbalances between interest-sensitive assets and interest-sensitive liabilities will impact earnings. For example, in an increasing-rate environment if interest-sensitive liabilities reprice sooner than interest sensitive assets, net interest income will be negatively impacted.

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

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At September 30, 2019, the Bank had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (reverse repos) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth and accommodate any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2019, the loan portfolio totaled 59.5% of total assets and the loan to deposit ratio was 68.4%, compared to 63.0% and 71.9%, respectively, at December 31, 2018. Liquid assets at September 30, 2019, included cash and cash equivalents totaling $245,943,000 as compared to $220,337,000 at December 31, 2018. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $313,016,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at September 30, 2019.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the nine months ended September 30, 2019, the Holding Company has received $6,369,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2017	$107,934
September 30, 2018	$207,300
December 31, 2018	$220,337
September 30, 2019	$245,943

Cash and cash equivalents increased $25,606,000 during the nine months ended September 30, 2019, compared to an increase of $99,366,000 during the nine months ended September 30, 2018.

The Company had a net cash inflow from operating activities of $9,765,000 for the nine months ended September 30, 2019 and a cash inflow from operations totaling $7,112,000 for the period ended September 30, 2018. The Company experienced net cash inflows from investing activities of $4,992,000 related to a $17,626,000 decrease in loan balances and principal payments on available-for-sale securities of $11,407,000. For the nine months ended September 30, 2018, the Company experienced net cash inflows from investing activities of $4,108,000 related to a $25,385,000 decrease in loan balances and principal payments on available-for-sale securities of $7,157,000, partially offset by $28,072,000 in purchases of available-for-sale securities.

During the nine months ended September 30, 2019, the Company experienced net cash inflows from financing activities totaling $10,849,000, primarily as the result of increases of $28,859,000 in demand deposits and savings accounts, partially offset by decreases of $14,280,000 in time deposits. For the nine months ended September 30, 2018, the Company experienced net cash inflows of $88,146,000 primarily as the result of increases of $83,102,000 in demand deposits and savings accounts and increases of $8,086,000 in time deposits and purchased brokered deposits.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholders' equity to total tangible assets equal to or greater than 9.0%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.1% and 12.4% at September 30, 2019 and 2018, respectively.

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2019, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 14. Capital Ratios

	Ratios at September 30, 2019	Ratios at December 31, 2018	Minimum for Capital Adequacy (1)	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	18.38%	17.80%	10.50%	N/A
Bank	18.18%	17.70%	10.50%	10.00%
Tier 1 capital to risk-weighted assets
Company	17.13%	16.55%	8.50%	N/A
Bank	16.93%	16.45%	8.50%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	15.67%	15.15%	7.00%	N/A
Bank	16.93%	16.45%	7.00%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.47%	12.15%	6.00%	N/A
Bank	12.29%	12.16%	6.00%	5.00%
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
As of September 30, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.6% of total shareholders' equity of $115,210,000 at September 30, 2019. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the nine months ended September 30, 2019, the Company did not repurchase any of the shares available.

During the nine months ended ended September 30, 2019, the Bank paid $6,369,000 in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On September 24, 2019, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on October 18, 2019, to shareholders of record as of October 8, 2019. Approximately $1,866,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in the California Financial Code, as administered by the Commissioner of the DBO (Commissioner). As applicable to the Bank, the Financial Code provides that the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to the Holding Company during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholder's equity of the Bank is not adequate or that the declaration of a dividend would be unsafe or unsound, the Commissioner may order the Bank not to pay any dividend. The Reserve Bank may also limit dividends paid by the Bank.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank.  At September 30, 2019, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended September 30, 2019.

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

United Security Bancshares

Date:	November 1, 2019	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer