Form 10-K
period 2019-12-31
UNITED SECURITY BANCSHARES
filed 2020-02-28
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987
UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943
Securities registered pursuant to Section 12(b) of the Act:  Common Stock, no par value    UBFO        Nasdaq
(Title of Class)     (Trading Symbol) (Exchange)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2019: $152,051,215
Shares outstanding as of January 31, 2020:   16,973,885
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

UNITED SECURITY BANCSHARES

 PART 1

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K (this “Report”) including, but not limited to, those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. All statements contained in this Report that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties. Factors that might cause such differences include, but are not limited to:

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

•
the impact of the Tax Cuts and Jobs Act on our business and business strategies, or if other changes are made to tax laws or regulations affecting our business, including the disallowance of tax benefits by tax authorities and/or changes in tax filing jurisdictions or entity classifications; and

•
our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Report and other documents filed or furnished by the Company with the SEC.

Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

Item 1 - Business

General

United Security Bancshares is a California corporation incorporated in March 2001 and is registered with the Board of Governors of the Federal Reserve System (the “FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The stock of United Security Bancshares is listed on Nasdaq under the symbol “UBFO.”

United Security Bank was chartered under the laws of the State of California in 1987 as a commercial bank. On June 12, 2001, United Security Bank reorganized into the bank holding company form of ownership and thereby became the wholly-owned subsidiary of United Security Bancshares and each share of United Security Bank stock was exchanged for a share of United Security Bancshares stock on a one-for-one basis. The principal business of United Security Bancshares is to serve as the holding company for United Security Bank.

References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiaries, USB Investment Trust and York Monterey Properties. References to “we,” “us,” or the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company,” refer to United Security Bancshares, the parent company, on a stand-alone basis.

United Security Bank

The Bank is a California state-chartered bank headquartered in Fresno, California. At December 31, 2019, the Bank operates three branches (including its main office), one construction lending office, and one commercial lending office in Fresno, California and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, and Campbell, California. The Bank has ATMs at all branch locations and off-site ATMs at nine different non-branch locations. In addition, the Holding Company and the Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

USB Investment Trust

USB Investment Trust was incorporated effective December 31, 2001 as a special purpose real estate investment trust (REIT) under Maryland law. The REIT was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust was originally formed to give the Bank flexibility in raising capital, and reduce the expenses associated with holding the assets contributed to the REIT. The REIT also provided state tax benefits beginning in 2002. All of the assets of the REIT have been liquidated and the REIT was dissolved in June 2019.

York Monterey Properties, Inc.

York Monterey Properties, Inc. (“YMP”) was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, foreclosures in Monterey County. YMP was funded with a $250,000 investment by the Bank. As of December 31, 2019, certain foreclosed properties, included within the consolidated balance sheets as part of “other real estate owned” or “OREO,” were in the process of being transferred by the Bank to YMP. These properties exceeded the 10-year holding period for OREO.

USB Capital Trust II

During July 2007, the Holding Company formed USB Capital Trust II as a wholly-owned special purpose entity for the purpose of issuing Trust Preferred Securities. USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant to current accounting standards related to variable interest entities. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred Securities. These securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate. Interest is payable quarterly. Concurrent with the issuance of the Trust Preferred Securities, USB Capital Trust II used the proceeds of the Trust Preferred Securities offering to purchase a like amount of junior subordinated debentures issued by the Holding Company. The Holding Company pays interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred Securities. During 2015, $3.0 million of the $15.0 million principal balance of the subordinated debentures related to the Trust Preferred Securities was purchased by the Bank and subsequently purchased by the Company from the Bank. The Company redeemed the $3.0 million in par value of the subordinated debentures, resulting in a remaining contractual principal balance of $12.0 million since year-end 2015. The Company may redeem the junior subordinated debentures at any time at par.

The following discussion of services should be read in conjunction with "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Bank Services

The Bank offers a full range of commercial banking services primarily to the business and professional community and individuals located in Fresno, Madera, Kern, and Santa Clara Counties, including a variety of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW)

accounts, money market accounts and time certificates of deposit. Most deposits are comprised of accounts from individuals and from small- and medium-sized business-related sources. Time deposits have provided a significant portion of the Bank’s deposit base amounting to 7.99% and 10.23% of total deposits at December 31, 2019 and 2018, respectively.

The Bank also offers a full complement of lending activities, including real estate mortgage (48.8% of total loans at December 31, 2019), commercial and industrial (7.6% of total loans at December 31, 2019), real estate construction (23.2% of total loans at December 31, 2019), as well as agricultural (8.7% of total loans at December 31, 2019), and installment loans (11.7% of total loans at December 31, 2019). Approximately 72.0% of the Bank's loans are secured by real estate at December 31, 2019. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2019, the Bank had total loans (net of unearned fees) outstanding of $596,554,000, which represented approximately 72.9% of total deposits and approximately 62.3% of total assets.

Real estate mortgage loans are secured by deeds of trust primarily on commercial property. The repayment of real estate mortgage loans generally is from the cash flow of the borrower. Commercial and industrial loans are diversified by industry. Loans may be originated in the Bank's market area, or participated with other financial institutions outside the market area. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral. The remainder are unsecured. However, extensions of credit are predicated on the financial capacity of the borrower to repay. Repayment of commercial loans is generally from the cash flow of the borrower. Real estate construction loans consist of loans to residential contractors, which are secured by single-family residential properties. All real estate loans have established equity requirements. The repayment of real estate construction loans is generally from long-term mortgages with other lending institutions. Agricultural loans are generally secured by land, equipment, inventory and receivables. Repayment of agricultural loans is generally from the expected cash flow of the borrower.

Although we have a high concentration of commercial real estate loans, we are not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $45,881,000, or 7.68% of the portfolio at December 31, 2019. The residential mortgage loan portfolio is primarily comprised of purchased residential mortgage pools. We do not originate, or have in the loan portfolio, any subprime, Alt-A, or option adjustable rate loans. We do originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, we have restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan.

We purchase loan participations from, and sell loan participations to, other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. As of December 31, 2019, purchased participation loans totaled $5,955,000. There were no purchased loan participations held at December 31, 2018. Loan participations sold comprised 0.8% and 1.2% of the total loan portfolio at December 31, 2019 and 2018, respectively.

In the normal course of business, we make various loan commitments, including granting customers collateralized and uncollateralized lines of credit, and incur certain contingent liabilities. Due to the nature of the business of the Bank's customers, there is no absolute predictability to the utilization of unused loan commitments, including collateralized and uncollateralized lines of credit, and, therefore, we are unable to forecast the extent to which these commitments will be exercised within the current year. Although we can provide no assurances, we do not believe that any such utilization will constitute a material liquidity demand.

In addition to the loan and deposit services discussed above we also offer a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include online banking, mobile banking, safe deposit boxes, Interactive (Virtual) Teller "ITM" services, ATM services, payroll direct deposit, cashier's checks, and cash management services. We do not operate a trust department; however, we make arrangements with correspondent banks to offer trust services to customers upon request. Most business originates within Fresno, Madera, Kern, and Santa Clara Counties.

Competition and Market Share

The banking business in California generally, and in the market areas we serve specifically, is highly competitive with respect to both loans and deposits. We compete for loans and deposits with other commercial banks, savings and loan associations, money market funds, credit unions, and other financial institutions, including a number that are substantially larger than us. We compete for loans and deposits by offering competitive interest rates and by seeking to provide a higher level of personalized service than is generally offered by larger competitors. Regulatory restrictions on interstate bank branching and acquisitions and on banks providing a broader array of financial services, such as securities underwriting and insurance, have been reduced or eliminated. The availability of banking services over the Internet and on mobile devices continues to expand. Changes in laws and regulations governing the financial services industry cannot be predicted; however, past legislation has served to intensify the competitive environment. Many of the major commercial banks operating in the Bank's market areas offer certain services such as trust and international banking services, which we do not offer directly. In addition, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.

The primary market area at December 31, 2019 was located in Fresno, Madera, and Kern Counties, within California, in which 27 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007, with the Legacy Bank acquisition, in which 48 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2019, which is the most current information available.

	Rank	Share
Fresno County	7th	4.81%
Madera County	6th	6.83%
Kern County	14th	0.89%
Total of Fresno, Madera, Kern Counties	7th	3.44%
Santa Clara County	46th	0.01%

Supervision and Regulation

Introduction

Banking is a complex, highly regulated industry. Federal and state laws and the regulations of the federal and state bank regulatory agencies govern most aspects of a bank’s business, including capital adequacy ratios, reserves against deposits, limitations on the nature and amount of loans which may be made, the location of branch offices, borrowings, and dividends. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

•	the Federal Deposit Insurance Corporation, or FDIC;

•	the California Department of Business Oversight, or CDBO; and

•	the Federal Reserve Board, or FRB.

Moreover, changes in applicable law or regulations, and in their application by the regulatory agencies, whether as the result of changes in the political climate or otherwise, cannot be predicted and may have a material effect on the business, operations, and financial results of the Company or the Bank.

Described below are elements of selected laws and regulations applicable to the Company and/or the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The numerous rules and regulations being promulgated pursuant to the Dodd-Frank Act are impacting banks’ operations and compliance costs. Certain provisions of the Dodd-Frank Act include: revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in deposit insurance coverage to $250,000; reduced interchange fees on debit card transactions; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching; and required disclosure and shareholder advisory votes on executive compensation. Some of the other provisions of the Dodd-Frank Act that affect banks are the following:

•
Capital Requirements. The Dodd-Frank Act: increased the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets; created a new category and required 4.50% of risk-weighted assets ratio for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity; established a minimum non-risk-based leverage ratio set at 4.00%, eliminating a 3.00% exception for higher rated banks; changed the permitted composition of Tier 1 capital to exclude trust preferred securities (unless issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets), mortgage servicing rights and certain deferred tax assets and included unrealized gains and losses on available for sale debt and equity securities; added an additional capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios, which must be met to avoid limitations on the ability to pay dividends, repurchase shares or pay discretionary bonuses; changed the risk weights of certain assets for purposes of calculating the risk-based capital ratios for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures.

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

•
Corporate Governance. The Dodd-Frank Act directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion.

•	Interstate Branching. The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.

•
Consumer Financial Protection Bureau. The Dodd-Frank Act created an independent federal agency called the Consumer Financial Protection Bureau (the "CFPB"), which has been granted broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the GLBA, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but are still examined and supervised by their federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. The Dodd- Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•
Final Volcker Rule. In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule." The final rules were amended in August 2019. Under these rules and subject to certain exceptions, banking entities, including the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds." Banks that do not have significant trading activities, such as the Bank, will be assumed to operate under a presumption of compliance.

The Dodd-Frank Act was enacted under the administration of former President Barack Obama and many of the rules and regulations implementing the provisions of the Dodd-Frank Act were enacted during that administration. The current administration under President Donald Trump has sought to roll-back key pieces of the Dodd-Frank Act in an effort to loosen regulatory restrictions on financial institutions including, but not limited to, easing the “Volker Rule,” stress tests, and other constraints on financial institutions. Federal banking regulators are currently seeking public input on revisions to key provisions of the Dodd-Frank Act and its implementing regulations in order to effectuate the current Administration’s initiatives of continued financial deregulation. In light of the current administration’s continuing efforts in this regard, the Company cannot predict which provisions of the Dodd-Frank Act will be repealed, put in to effect, delayed, or enforced under the current administration and, therefore, cannot predict the effect, if any, that the Dodd-Frank Act will have on its future results of operations and financial condition.

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

Source of Strength

The Dodd-Frank Act codified existing FRB policy requiring the Holding Company to act as a source of financial strength to the Bank, and to commit resources to support the Bank in circumstances where it might not otherwise do so. However, because the Gramm-Leach-Bliley Act (“GLBA”) provides for functional regulation of financial holding company activities by various regulators, the GLBA prohibits the FRB from requiring payment by a holding company to a depository institution if the functional regulator of the depository institution objects to the payment. In those cases, the FRB could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture. As a result of the Dodd-Frank Act, non-bank subsidiaries of a holding company that engage in activities permissible for an insured depository institution must be examined and regulated in a manner that are at least as stringent as if the activities were conducted by the lead depository institution of the holding company.

Bank Holding Company Liquidity

As a legal entity, separate and distinct from the Bank, the Holding Company must rely on its own resources to pay its operating expenses and dividends to its shareholders. In addition to raising capital on its own behalf or borrowing from external sources, the Holding Company may also obtain funds from dividends paid by, and fees charged for services provided to, the Bank. However, statutory and regulatory constraints on the Bank may restrict or totally preclude the payment of dividends by the Bank to the Holding Company.

Transactions with Affiliates and Insiders

The Holding Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act, and the FRB's Regulation W. Under Sections 23A and 23B and Regulation W, loans by the Bank to affiliates, investments by them in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower is limited to 10% of the Bank's capital, in the case of any one affiliate, and is limited to 20% of the Bank's capital, in the case of all affiliates. In addition, transactions between the Bank and any affiliates must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliates. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and a bank subsidiary’s other affiliates from borrowing from the bank subsidiary unless the loans are secured by marketable collateral of designated amounts.

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

Additionally, qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities, and merchant banking. The Holding Company has not elected to qualify for these financial services.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•	the customer must obtain or provide some additional credit, property, or services from or to the Bank other than a loan, discount, deposit or trust services;

•	the customer must obtain or provide some additional credit, property, or service from or to the Holding Company or any subsidiaries; or

•	the customer must not obtain some other credit, property, or services from competitors, except reasonable requirements to assure soundness of credit extended.

Capital Adequacy

Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB’s risk-based capital adequacy guidelines, discussed in more detail below in the section entitled “The Bank - Capital Standards,” assign various risk percentages or weights to different categories of assets and capital is measured as a percentage of risk-weighted assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk-weighted assets and on total assets, without regard to risk weights.

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

Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income for the past year or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

Securities Registration and Listing

The Company's common stock is registered with the SEC under the Exchange Act and, as a result, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act, both administered by the SEC. We are required to file annual, quarterly and other current reports with the SEC. The SEC maintains an Internet site, http://www.sec.gov, where SEC filings may be accessed. The SEC filings are also available on the Bank's website at http://investors.unitedsecuritybank.com/Docs.

Our common stock is listed on Nasdaq and trades under the symbol “UBFO.” As a company listed on Nasdaq, the Company is subject to Nasdaq standards for listed companies. Nasdaq has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

The Bank

General

As a California state-chartered bank and a member of the FRB, the Bank is subject to regulation, supervision and regular examination by the FRB and the DBO. The Bank is subject to California laws insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $250,000 per customer and, as such, the Bank is subject to the applicable provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Capital Standards

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

The capital standards require the maintenance of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4%. Common equity tier 1 capital is generally defined as common stockholders' equity and retained earnings. Tier 1 capital is generally defined as common equity tier 1 capital and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes tier 1 capital (common equity tier 1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income ("AOCI"), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The federal banking agencies recently adopted a final rule, that will become effective April 1, 2020, that is designed to simplify several of the requirements of the regulatory capital rules, such as simplifying the treatment of mortgage servicing assets and certain deferred tax assets.

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

The following table sets forth the regulatory capital requirements for “adequately capitalized” and “well capitalized” institutions:

	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.00%	10.00%
Tier 1 risk-based capital ratio	6.00%	8.00%
Common Equity Tier 1	4.50%	6.50%
Tier 1 leverage capital ratio	4.00%	5.00%

As of December 31, 2019, the Company and the Bank were "well-capitalized" under these capital standards. The actual capitalization raitos for the Bank and the Company as of December 31, 2019 are set forth under the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS - Regulatory Matters - Capital Adequacy.”

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

Under the regulations, a bank shall be deemed to be:

•
“well capitalized” if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 8% or more, has a common equity Tier 1 capital ratio of 6.5% or more, has a Tier 1 leverage capital ratio of 5% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 6% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”;

•
“undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage capital ratio that is less than 4% (3% under certain circumstances);

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

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations, such as the Bank, may be subject to potential enforcement actions by the federal or state banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease‑and‑desist order that can be judicially enforced, the termination of insurance for deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, and the issuance of removal and prohibition orders against institution‑affiliated parties.

Brokered Deposit Restrictions

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the rate paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2019, the Bank was deemed to be “well-capitalized” and, therefore, eligible to accept brokered deposits.

Limitations on Dividend Payments

California law restricts the amount available for cash dividends the Bank may pay to the Holding Company.. Under California law, funds available for cash dividend payments by a bank are restricted to the lesser of: (1) retained earnings; or (2) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). Cash dividends may also be paid out of the greater of: (i) net income for a bank’s last preceding fiscal year; (ii) a bank’s retained earnings; or (iii) net income for a bank’s current fiscal year, upon the prior approval of the DBO. If the DBO finds that the stockholders’ equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the DBO may order the bank not to pay any dividends.

Premiums for Deposit Insurance

The FDIC insures deposits up to $250,000 per qualified account. The FDIC utilizes a risk-based assessment system to set quarterly insurance premium assessments which categorizes banks into four risk categories based on capital levels and supervisory “CAMELS” ratings and names them Risk Categories I, II, III and IV. The CAMELS rating system is based upon an evaluation of the six critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk. This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance.

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the FDIC’s deposit insurance fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. the Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.35% by September 30, 2020 and will issue additional rules regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance would result in the forced closure of the Bank which would have a material adverse effect on the Company’s business, financial condition, and results of operations.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide nine standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating.

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

The FHLB – SF capital stock is redeemable on five years' written notice, subject to certain conditions. At December 31, 2019 the Bank owned 28,598 shares of the FHLB-SF capital stock.

Federal Reserve Bank

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2019, the Bank was in compliance with these requirements.

Consumer Regulation

We are subject to a number of federal and state consumer protection laws that extensively govern relationships with customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate, and civil money penalties. Failure to comply with consumer protection regulations may result in the failure to obtain required bank regulatory approval for merger or acquisition transactions or other transactions where approval is not required.

The Consumer Financial Protection Bureau ("CFPB") has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The Bank is subject to direct oversight and examination by the CFPB. The CFPB has broad supervisory, examination, and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. State regulation of financial products and potential enforcement actions could also adversely affect business, financial condition, or results of operations. For example, California’s governor has recently proposed changing the title of the Department of Business Oversight to the Department of Financial Protection and Innovation and restructuring and expanding its authority to have an increased emphasis on consumer protection that many view as an effort to create a state-run equivalent of the CFPB.

USA PATRIOT Act and Anti-Money Laundering

The PATRIOT Act, designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The PATRIOT Act, as implemented by various federal regulatory agencies, requires the Company and the Bank to establish and implement policies and procedures with respect to, among other matters, anti‑money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers and prospective customers. The PATRIOT Act and its underlying regulations permit information sharing for counter‑terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the FDIC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering a bank holding company acquisition and/or a bank merger.

We regularly evaluate and continue to enhance the systems and procedures to continue to comply with the PATRIOT Act and other anti‑money laundering initiatives. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, strategic, and reputational consequences for the institution and result in material fines and sanctions.

Office of Foreign Assets Control ("OFAC") Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals, and others. These rules are based on their administration by OFAC. The OFAC‑administered sanctions targeting designated countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment‑related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil money penalties on the Company and the Bank.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) generally requires the Bank to identify the communities it serves and to make loans and investments, offer products, make donations in, and provide services designed to meet the credit needs of these communities. The CRA also requires the Bank to maintain comprehensive records of its CRA activities to demonstrate how we are meeting the credit needs of the Bank's communities. These documents are subject to periodic examination by the FRB. During these examinations, the FRB rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the FRB to take into account the record of a bank in meeting the credit needs of all of the communities served, including low‑and moderate‑income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Satisfactory” as of its most recent examination. In the case of a bank holding company, such as the Company, when applying to acquire a bank, savings association, or a bank holding company, the FRB will assess the CRA record of each depository institution of the applicant bank holding company in considering the application.

Customer Information Privacy and Cybersecurity

The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal, and non‑public customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with these requirements.

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

Other Aspects of Banking Law

The Bank is subject to federal statutory and regulatory provisions covering, among other things, security procedures, management interlocks, funds availability and truth-in-savings. There are also a variety of federal statutes that regulate acquisitions of control and the formation of bank holding companies, and the activities beyond owning banks that are permissible.

Moreover, additional initiatives may be proposed or introduced before Congress, the California Legislature, and other government bodies in the future which, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject the bank holding companies and banks to increased supervision and disclosure, compliance costs and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. Bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, capital adequacy, compliance with Bank Secrecy Act, as well as other safety and soundness concerns.

It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the Bank’s businesses would be affected thereby. In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in the Bank’s operations and increased compliance costs.

Employees

At December 31, 2019, the Company employed 119 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Available Information

The Company files periodic reports and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission. These reports, as well as the Company’s Code of Ethics, are posted and are available at no cost on the Company’s website at http://www.unitedsecuritybank.com as soon as reasonably practical after the Company files such reports with the SEC. The Company’s periodic and other reports filed with the SEC are also available at the SEC’s website (http://www.sec.gov).
Item 1B - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2019.

Item 2 - Properties

The Bank’s main bank branch is located at 2151 West Shaw Avenue, Fresno, California. The Company owns the building and leases the land under a sublease dated December 1, 1986, between Central Bank and USB. The current sublessor under the master ground lease is Bank of the West, which acquired the position through the purchase of Central Bank. The lessor under the ground lease (Master Lease) is Thomas F. Hinds. The lease was renewed on January 1, 2016 set to expire December 31, 2020. The Company has options to extend the term for three (3) additional periods of five (5) years under the same terms and conditions.

The Company leases the banking premises of approximately 6,450 square feet for its second of three Fresno branches at 7088 N. First St, Fresno, California, under a lease which commenced August 2005 and renewed July 2015 for a term of 10 years expiring July 2025. The facility provides space for the branch as well as the Real Estate Construction Department and the Indirect Consumer Lending Department.

The Company leases the Oakhurst bank branch located at the Old Mill Village Shopping Center, 40074 Highway 49, Oakhurst, California. The branch facility consists of approximately 5,000 square feet. The original lease agreement was signed April 1999 for 15 years with two 5-year options to extend the lease. In May 2019, the Company renegotiated terms and signed a new 5-year lease which is set to expire in April 2024.

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

The Company leases the Convention Center bank branch located at 855 “M” Street, Suite 130, Fresno, California. Total space leased is approximately 4,520 square feet, and was occupied during March 2004. The Company signed a new 5-year lease in June 2019 which is set to expire in May 2024. The new lease provides two potential 5-year options to extend.

The Company owns the Taft bank branch office premises located at 523 Cascade Place, Taft, California. The branch facility consists of approximately 9,200 square feet of office space.

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

Item 4 - Mine Safety Disclosures

Not applicable

PART II

Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

The common stock trades on The Nasdaq Global Select Market and is traded under the symbol UBFO. At December 31, 2019, there were approximately 582 record holders of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The following table sets forth the high and low closing sales prices by quarter for the common stock, for the years ended December 31, 2019 and 2018.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2019	$10.81	$10.03	1,565,811
3rd Quarter 2019	$11.34	$10.15	1,048,900
2nd Quarter 2019	$11.39	$10.03	1,296,647
1st Quarter 2019	$11.01	$9.44	630,726
4th Quarter 2018	$11.18	$9.41	877,712
3rd Quarter 2018	$11.50	$10.65	753,907
2nd Quarter 2018	$11.45	$10.70	745,092
1st Quarter 2018	$10.75	$10.15	1,134,156

Dividends

The Company's shareholders are entitled to dividends when and as declared by the Board of Directors out of funds legally available therefore. Dividends paid to shareholders are subject to restrictions set forth in the California General Corporation Law, which provides that a California corporation may make a distribution, including paying dividends on its capital stock, from retained earnings to the extent that the retained earnings exceed (a) the amount of the proposed distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. Alternatively, a California corporation may make a distribution, if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. As a bank holding company without significant assets other than its equity position in the Bank, the ability to pay dividends to shareholders depends primarily upon dividends received from the Bank. Such dividends paid by the Bank to our Holding Company are subject to certain limitations. See “Management’s Discussion and Analysis of Financial and Results of Operations - Regulatory Matters.”

The Company declared and paid an $0.11 cash dividend to shareholders on March 26, 2019, June 25, 2019, September 24, 2019, and December 17, 2019. We declared and paid a $0.09 cash dividend to shareholders on March 27, 2018 and June 26, 2018, a $0.10 cash dividend to shareholders on September 25, 2018, and an $0.11 cash dividend to shareholders on December 18, 2018.

The amount and payment of dividends to our shareholders are set by the Board of Directors with numerous factors being taken into consideration including but not limited to earnings, financial condition, and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	94,601	(1)	$7.87	528,647
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	94,601		$7.87	528,647
(1) Under the United Security Bancshares 2015 Equity Incentive Award Plan (the "2015 Plan"), we are authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). At December 31, 2019, there were 35,572 shares of restricted stock issued and outstanding.

A complete description of the above plans is included in Note 12 of the Financial Statements, in Item 8 of this Report, and is hereby incorporated by reference.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by Affiliates and Associated Purchasers

On April 25, 2017, the Company’s Board of Directors approved the repurchase of up to $3 million of the outstanding common stock of the Company. The duration of the program is open-ended and the timing of purchases will depend on market conditions. We did not repurchase any common shares under the stock repurchase plan during the years ended December 31, 2019 and 2018.

Item 6 - Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial information for each of the years in the five‑year period ended December 31, 2019. The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited consolidated financial statements as of December 31, 2019 and 2018, and the related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
(in thousands except per share data and ratios)	2019	2018	2017	2016	2015
Summary of Year-to-Date Earnings:
Interest income	$40,702	$36,615	$32,930	$29,473	$27,410
Interest expense	3,888	2,703	1,730	1,409	1,281
Net interest income	36,814	33,912	31,200	28,064	26,129
Provision (recovery of provision) for credit losses	20	(1,764)	24	(21)	(41)
Net interest income after provision (recovery of provision) for credit losses	36,794	35,676	31,176	28,085	26,170
Noninterest income	5,754	4,605	4,306	4,514	4,735
Noninterest expense	21,279	20,932	19,803	20,345	19,598
Income before taxes on income	21,269	19.349	15.679	12,254	11,307
Taxes on income	6,097	5,332	7,039	4,869	4,497
Net income	$15,172	$14,017	$8,640	$7,385	$6,810

Per Share Data:
Net income - Basic	$0.90	$0.83	$0.51	$0.44	$0.40
Net income - Diluted	$0.89	$0.83	$0.51	$0.44	$0.40
Average shares outstanding - Basic	16,951,955	16,899,960	16,885,587	16,881,379	16,880,563
Average shares outstanding - Diluted	16,984,796	16,938,772	16,904,915	16,889,027	16,882,787
Book value per share	$6.83	$6.45	$6.00	$5.79	$5.58

Financial Position at Period-end:
Total assets	$956,919	$933,058	$805,836	$787,972	$725,644
Total net loans and leases	588,646	579,419	593,123	561,931	505,663
Total deposits	818,362	805,643	687,693	676,629	621,805
Total shareholders' equity	115,988	109,240	101,353	96,654	89,635

Selected Financial Ratios:
Return on average assets	1.58%	1.61%	1.07%	0.98%	0.98%
Return on average equity	13.30%	13.23%	8.63%	7.86%	7.88%
Average equity to average assets	11.89%	12.14%	12.46%	12.43%	12.41%
Net interest margin (1)	4.22%	4.28%	4.27%	4.11%	4.22%
Allowance for credit losses as a percentage of total nonperforming assets	37.26%	38.81%	52.62%	47.15%	30.26%
Net charge-offs (recoveries) to net loans	0.08%	(0.20)%	(0.06)%	0.14%	0.20%
Allowance of credit losses as a percentage of period-end loans	1.33%	1.43%	1.54%	1.56%	1.88%
Dividend payout ratio	49.16%	42.17%	33.22%	—%	—%

1.	Fully taxable equivalent

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company

United Security Bancshares, a California corporation, is a bank holding company registered under the BHCA with corporate headquarters located in Fresno, California. The principal business of United Security Bancshares is to serve as the holding company for its wholly-owned subsidiary, United Security Bank. References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiaries, USB Investment Trust, a special purpose real estate investment trust organized under Maryland law, and York Monterey Properties, Inc. References to the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company” refer to United Security Bancshares, the parent company, on a stand-alone basis.

Current Trends Affecting Results of Operations and Financial Position
Overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the balance sheet. One of the primary strategic goals is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources are also considered in the planning process to mitigate risk and allow for growth.
Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. Beginning in 2011, the state of California recently experienced one of the worst droughts in recorded history. While the drought has subsequently been declared over, it is not possible to quantify the drought's impact on businesses and consumers located in the Company's market areas or to predict adverse economic impacts related to future droughts. In response to the prolonged drought, the California state legislature passed the Sustainable Groundwater Management Act with the purpose to ensure better local and regional management of groundwater use and sustainable groundwater management in California by 2042. The local districts will develop, prepare, and begin implementation of the Groundwater Sustainability Plans as early as 2020. The effect of such plans to Central Valley agriculture, if any, is still unknown.

The residential real estate markets in the five county region from Merced to Kern has strengthened greatly and that trend has continued into the fourth quarter of 2019. Housing in the Central Valley continues to be relatively more affordable than the major metropolitan areas in California. As the Company continues its business development and expansion efforts throughout its market areas, it maintains its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers.
The Company emphasizes relationship banking and core deposit growth, and has focused greater attention on the Bank’s market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets are exhibiting strong demand for construction lending and commercial lending from small- and medium-size businesses, as commercial and residential real estate markets have shown improvements.
The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance.

Application of Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements will reflect different estimates, assumptions, and judgments. Certain policies have a greater reliance on the use of estimates, assumptions, and judgments and may result in the possible production of results that could be materially different from those originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value results inherently in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated based upon assumptions that market participants would use in pricing the asset or liability.

The most significant accounting policies are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and the financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the financial statement sensitivity to underlying methods, assumptions, and estimates, the allowance for credit losses, other real estate owned through foreclosure, impairment of investment securities, revenue recognition, nonaccrual income recognition, fair value estimates on junior subordinated debt, valuation for deferred income taxes and goodwill require the most subjective judgments and may be subject to revision as new information becomes available.

Allowance for Credit Losses

The allowance for credit losses represents management's estimate of probable incurred credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment. The use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions may be susceptible to significant variations. The loan portfolio represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality and Allowance for Credit Losses section of this financial review.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value of the collateral is charged to the allowance for credit losses. The determination of fair value is generally based upon pre-approved, external appraisals. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense. The fair market valuation of such properties is based upon estimates and is subject to change as circumstances in the market area, or general economic trends, fluctuate.

Impairment of Investment Securities

Investment securities are impaired when the amortized cost exceeds fair value. Investment securities are evaluated for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. Management considers the extent and duration of the unrealized loss and assesses whether it intends to sell, or it is likely that it will be required to sell the security before the anticipated recovery. If the criteria regarding intent or requirement to sell is met, the difference between amortized cost and fair value is recognized as impairment through earnings.

For investment securities that do not meet the criteria regarding intent or requirement to sell, the present value of the remaining cash flows as estimated at the preceding evaluation date are compared to the current expected remaining cash flows to determine OTTI related to credit loss. The amount of OTTI related to credit loss is recognized in earnings, with the balance recognized in other comprehensive income.

Revenue Recognition

The Bank's primary sources of revenue is interest income from both the loan portfolio and investment securities. Interest income is generally recorded on an accrual basis, unless the collection of such income is not reasonably assured or cannot be reasonably estimated. Pursuant to accounting standards related to revenue recognition, nonrefundable fees and costs associated with originating or acquiring loans are recognized as a yield adjustment to the related loans by amortizing them into income over the term of the loan using a method which approximates the interest method.  Other credit-related fees, such as standby letter of credit fees, loan placement fees, and annual credit card fees are recognized as noninterest income during the period the related service is performed.

For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed at management's discretion based upon management's assessment of collectability. Interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan.

Fair Value

Effective January 1, 2007, a fair value option accounting standard was applied to the Company's junior subordinated debt. Concurrently, the accounting standards related to fair value measurements were adopted. The accounting standards related to fair value measurements define how applicable assets and liabilities are to be valued, and requires expanded disclosures in regard to financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices, or whose fair value can be measured from actively quoted prices of related financial instruments, generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of subjectivity. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2019 and 2018, fair value adjustments related to the junior subordinated debt resulted in losses of $661,000 and $392,000, respectively. (See Notes 10 and 15 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Deferred taxes are measured using current tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered. If future income is not sufficient to apply the deferred tax assets within the tax years to which they may be applied, the deferred tax asset may not be realized and income will be reduced. No valuation allowances were recorded against the deferred tax asset at December 31, 2019 and 2018.

On January 1, 2007, accounting standards related to uncertainty in income taxes were adopted. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the accounting standards, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

Pursuant to the accounting standards related to uncertainty in income taxes, tax positions will be continually reevaluated. If it is determined that the tax positions are not “more likely than not” to be sustained (as defined by taxing authorities), additional tax liabilities may be recognized.

Results of Operations

Net income for the year ended December 31, 2019 was $15,172,000 or $0.90 per basic share ($0.89 diluted) compared to $14,017,000 or $0.83 per basic share ($0.83 diluted) for year ended December 31, 2018. The increase of $1,155,000 between December 31, 2018 and December 31, 2019 is primarily the result of increases in interest-earning assets and a gain on the fair value of a financial liability. Interest income increased by $4,087,000, or 11.16%, between December 31, 2018 and December 31, 2019. Taxes on income increased by $765,000, or 14.35%.

Return on average assets was 1.58% for the year ended December 31, 2019 compared to 1.61% for the year ended December 31, 2018. Return on average equity was 13.30% for the year ended December 31, 2019 compared to 13.23% for the year ended December 31, 2018.

As with variances in net income, changes in the return on average assets and average equity experienced by the Company during 2019 and 2018 were effected by increases in interest-earning assets and net interest income.

The following table sets forth certain selected financial data for each of the years in the five-year periods ended December 31, 2019, and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein:

(In thousands except per share data and ratios)	2019	2018	2017	2016	2015
Selected Financial Ratios:
Return on average assets	1.58%	1.61%	1.07%	0.98%	0.98%
Return on average shareholders' equity	13.30%	13.23%	8.63%	7.86%	7.88%
Average shareholders' equity to average assets	11.89%	12.14%	12.46%	12.43%	12.41%
Dividend payout ratio	49.16%	42.17%	33.22%	—%	—%

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans and, to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations, as well as interest-bearing deposits and overnight investments in federal funds loaned to other financial institutions. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits, and may include short-term and long-term borrowings.

Net interest income before provision for credit losses was $36,814,000 for the year ended December 31, 2019, representing an increase of $2,902,000, or 8.56%, compared to net interest income before provision for credit losses of $33,912,000 for the year ended December 31, 2018. As market rates decreased in the current year, even a disciplined deposit pricing effort saw the net interest margin, as shown in Table 1 below, decrease to 4.22% for the year ended December 31, 2019. The net interest margin was 4.28% for the year ended December 31, 2018,

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
The following table summarizes the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis for the years indicated:

		2019			2018
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans and leases (1)	$576,015	$34,025	5.91%	$581,221	$32,383	5.57%
Investment Securities – taxable	71,456	1,797	2.51%	54,838	1,146	2.09%
Interest-bearing deposits in other banks	1	—	—%	—	—	—%
Interest-bearing deposits in FRB	223,488	4,880	2.18%	157,222	3,086	1.96%
Total interest-earning assets	870,960	$40,702	4.67%	793,281	$36,615	4.62%
Allowance for credit losses	(8,386)			(9,118)
Noninterest-earning assets:
Cash and due from banks	29,169			27,605
Premises and equipment, net	9,596			10,040
Accrued interest receivable	9,115			7,577
Other real estate owned	5,922			5,745
Other assets	42,861			37,704
Total average assets	$959,237			$872,834
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$108,048	$155	0.14%	$102,130	$145	0.14%
Money market accounts	251,277	2,233	0.89%	192,344	1,299	0.68%
Savings accounts	85,954	235	0.27%	86,086	236	0.27%
Time deposits	71,419	809	1.13%	69,452	598	0.86%
Junior subordinated debentures	10,289	456	4.43%	9,922	425	4.28%
Total interest-bearing liabilities	526,987	$3,888	0.74%	459,934	$2,703	0.59%
Noninterest-bearing liabilities:
Noninterest-bearing checking	308,518			300,698
Accrued interest payable	191			130
Other liabilities	9,492			6,123
Total average liabilities	845,188			766,885

Total average shareholders' equity	114,049			105,949
Total average liabilities and shareholders' equity	$959,237			$872,834
Interest income as a percentage of average earning assets			4.67%			4.62%
Interest expense as a percentage of average earning assets			0.45%			0.34%
Net interest margin			4.22%			4.28%
(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $96 for the year ended December 31, 2019 and loan costs of approximately $1,046 for the year ended December 31, 2018.

After rising to 5.50% during 2018, the prime rate decreased to 4.75% by the end of 2019. Future increases and decreases will affect rates for both loans and customer deposits.

Both net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes in interest income and expense, which are not attributable specifically to either rate or volume, are allocated proportionately between the two variances based on the absolute dollar amounts of the change in each.

Table 2.  Rate and Volume Analysis

	2019 compared to 2018
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$1,642	$1,946	(304)
Investment securities	651	264	387
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	1,794	236	1,558
Total interest income	4,087	2,446	1,641
Increase (decrease) in interest expense:
Interest-bearing demand accounts	944	585	359
Savings accounts	(1)	—	(1)
Time deposits	211	194	17
Subordinated debentures	31	16	15
Total interest expense	1,185	795	390
Increase in net interest income	$2,902	$1,651	1,251

The net interest margin decreased in 2019 despite slight increases in loan portfolio yields, yields of overnight investments with the Federal Reserve Bank ("FRB"), and investment securities yields. Rising interest expense was the primary reason for the decrease in the current year net interest margin. In order to mitigate the low interest rate environment, loan floors are included in new and renewed loans when practical. Loans yielded 5.91% during the year ended December 31, 2019, as compared to 5.57% for the year ended December 31, 2018.  For the year ended December 31, 2019, total interest income increased approximately $4,087,000, or 11.16%, as compared to the year ended December 31, 2018, reflective of increases of $1,642,000 and $1,794,000 in loan interest income and income on interest bearing deposits with the FRB, respectively. Average interest-earning assets increased approximately $77,679,000 between 2019 and 2018 and the rate on interest-earning assets increased 5 basis points during the two periods. The increase in average earning assets between 2019 and 2018 consisted of increases of $66,266,000 in interest-bearing deposits held with the FRB and increases of $16,618,000 in investment securities, offset by a decrease of $5,206,000 in loans.

For the year ended December 31, 2019, total interest expense increased approximately $1,185,000, or 43.84%, as compared to the year ended December 31, 2018. Between the two periods, average interest-bearing liabilities increased by $67,053,000, and the average rates paid on these liabilities increased by 15 basis points. CDARs reciprocal deposits, which are preferred by some depositors, decreased from $19,471,000 to $4,838,000.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/19	YTD Average 12/31/18
Loans	66.14%	73.27%
Investment securities available for sale	8.20%	6.91%
Interest-bearing deposits in other banks	—%	—%
Interest-bearing deposits in FRB	25.66%	19.82%
Total earning assets	100.00%	100.00%

NOW accounts	20.50%	22.21%
Money market accounts	47.69%	41.82%
Savings accounts	16.31%	18.72%
Time deposits	13.55%	15.10%
Subordinated debentures	1.95%	2.15%
Total interest-bearing liabilities	100.00%	100.00%

Provision for Credit Losses

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. After reviewing these factors, management, at times, makes adjustments in order to maintain an allowance for credit losses adequate for the coverage of estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is appropriate to cover risk elements in the loan portfolio.

For the year ended December 31, 2019, a $20,000 provision was made to the allowance for credit losses. A recovery of provision was made for the year ended December 31, 2018 and totaled $1,764,000.

The allowance for credit losses decreased to 1.33% of total loans during the year ended December 31, 2019, as compared to 1.43% at December 31, 2018. The recovery of provision of $1,764,000 recorded in 2018, and the provision of $20,000 recorded during 2019, are a result of continuing improvements in the overall credit quality of the loan portfolio, improvements in economic conditions over the recent years, and improvements in loan collateral property values. For further discussion, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality and Allowance for Credit Losses.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

(In thousands)	2019	% of Total	2018	% of Total
Customer service fees	$3,257	56.60%	$3,544	76.96%
Increase in cash surrender value of bank-owned life insurance	528	9.18%	520	11.29%
Gain (loss) on fair value of marketable equity securities	117	2.03%	(78)	(1.69)%
Gain on proceeds from bank-owned life insurance	—	—	171	3.71%
Gain (loss) on fair value of junior subordinated debentures	1,165	20.25%	(424)	(9.21)%
Loss on dissolution of real estate investment trust	(115)	(2.00)%	—	—%
Other	802	13.94%	872	18.94%
Total	$5,754	100.00%	$4,605	100.00%

Noninterest income consists primarily of fees and commissions earned on services provided to banking customers, fair value adjustments to the value of the junior subordinated debentures, and, to a lesser extent, gains on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2019 increased $1,149,000, or 24.95%, when compared to the same period of 2018. Customer service fees, the primary component of noninterest income, decreased $287,000, or 8.10%, between the two periods presented. The increase in noninterest income of $1,149,000 between the two periods is partially the result of a recorded gain on the fair value of junior subordinated debentures of $1,165,000 during 2019 as compared to a loss of $424,000 during 2018. The change in the fair value of junior subordinated debentures was primarily caused by fluctuations in the LIBOR yield curve. The cost of the subordinated debentures issued by USB Capital Trust II fluctuates relative to increasing and decreasing market rates. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 3.44%% and 3.73%% at December 31, 2019 and 2018, respectively.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2019 and 2018:

	2019		2018
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$11,109	1.28%	$11,721	1.48%
Occupancy expense	3,332	0.38%	3,264	0.41%
Data processing	583	0.07%	414	0.05%
Professional fees	3,180	0.37%	2,482	0.31%
Regulatory assessments	164	0.02%	330	0.04%
Director fees	373	0.04%	321	0.04%
Correspondent bank service charges	57	0.01%	63	0.01%
Loss on California tax credit partnership	—	—%	25	—%
Net cost on operation and sale of OREO	244	0.03%	145	0.02%
Other	2,237	0.26%	2,167	0.27%
Total	$21,279	2.44%	$20,932	2.64%

Noninterest expense increased $347,000, or 1.66%, between the years ended December 31, 2019 and 2018. The net increase in noninterest expense between the comparative periods is primarily the result of increases in professional fees and data processing fees, offset by decreases in salaries and employee benefits and regulatory assessments.

Included in net costs on operations of OREO for the years ended December 31, 2019 and 2018 are OREO operating expenses totaling $244,000 and $145,000, respectively. There were no impairment losses on OREO recorded during the years ended 2019 and 2018.

During the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation expense of $349,000 ($0.02 per share basic and diluted) and $744,000 ($0.04 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits. If new stock options or units are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

Income Taxes

Income tax expense is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the statements of operations and comprehensive income. As pretax income or loss amounts become smaller, the impact of these differences become more significant and are reflected as variances in the effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the statements of operations and comprehensive income. The effective tax rate for the year ended December 31, 2019 was 28.67% compared to 27.56% for the year ended December 31, 2018.

The Company's tax position is reviewed at least quarterly based upon accounting standards related to uncertainty in income taxes. An individual tax position must meet certain criteria for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of "more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

The Company's tax position was reviewed as of December 31, 2019, and it has been determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased by $23,861,000, or 2.56%, from $933,058,000 at December 31, 2018 to $956,919,000 at December 31, 2019. During the year ended December 31, 2019, net loans increased by $9,227,000. Investment securities increased by $10,003,000 during the year ended December 31, 2019, and overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold increased a net $316,000. Total deposits of $818,362,000 at December 31, 2019, increased $12,719,000, or 1.58%, from $805,643,000 at December 31, 2018.

Interest-earning assets averaged approximately $870,960,000 during the year ended December 31, 2019, as compared to $793,281,000 for the year ended December 31, 2018. Average interest-bearing liabilities increased to $526,987,000 for the year ended December 31, 2019, as compared to $459,934,000 for the year ended December 31, 2018.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest component of earning assets. Loans totaled $597,374,000 at December 31, 2019, an increase of $9,441,000, or 1.61%, from total loans of $587,933,000 at December 31, 2018. During 2019, average loans decreased 0.90% when compared to the year ended December 31, 2018. Average loans totaled $576,015,000 and $581,221,000 for the years ended December 31, 2019 and 2018, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2019		2018		2017		2016		2015
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and industrial	$45,278	7.6%	$56,978	9.7%	$47,026	7.8%	$49,005	8.6%	$55,826	10.8%
Real estate mortgage	291,237	48.8%	289,200	49.2%	306,293	50.9%	288,200	50.6%	252,232	48.9%
RE construction & development	138,784	23.2%	108,795	18.5%	122,970	20.4%	130,687	22.9%	130,596	25.3%
Agricultural	52,197	8.7%	61,149	10.4%	59,481	9.9%	56,918	10.0%	52,137	10.1%
Installment and student loans	69,878	11.7%	71,811	12.2%	65,581	11.0%	44,949	7.9%	24,527	4.9%
Total loans	$597,374	100.0%	$587,933	100.0%	$601,351	100.0%	$569,759	100.0%	$515,318	100.0%

Loan volume continues to be highest in what has historically been the primary lending emphasis: commercial, real estate mortgage, and construction lending. Total loans increased $9,441,000 during 2019. There were increases of $2,037,000, or 0.70%, in real estate mortgage loans and $29,989,000, or 27.56%, in real estate construction and development loans. There were decreases of $11,700,000, or 20.53%, in commercial and industrial loans, $1,933,000, or 2.7%, in installment loans, and $8,952,000, or 14.6%, in agriculture loans.

The real estate mortgage loan portfolio totaling $291,237,000 at December 31, 2019, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 41.04% and 39.03%, of the total loan portfolio at December 31, 2019 and December 31, 2018, respectively. Commercial real estate balances increased to $245,183,000 at December 31, 2019 from $229,448,000 at December 31, 2018. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly secured by commercial income and multi-family residential properties. Residential mortgage loans are generally 30-year amortizing loans with maturities of between three and five years. These loans totaled $45,881,000 or 7.68% of the portfolio at December 31, 2019, and $59,431,000, or 10.11% of the portfolio at December 31, 2018. Real estate mortgage loans in total increased $2,037,000 during 2019 and decreased $17,093,000, or 5.58%, during 2018. Residential mortgage loans are not generally a large part of the loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. The Company does purchase residential mortgage portfolios. The home equity loan portfolio totaled $173,000 at December 31, 2019, and $321,000 at December 31, 2018.

Purchased loan participations totaled $5,955,000 at December 31, 2019. There were no purchased loan participations held at December 31, 2018. Loan participations sold decreased from $7,140,000, or 1.21%, of the portfolio at December 31, 2018, to $4,866,000, or 0.81%, at December 31, 2019.

During 2018, commercial and industrial loans increased $9,952,000, or 21.16%, installment loans increased $6,230,000, or 9.50%, and agricultural loans increased $1,668,000, or 2.80%. Real estate mortgage loans decreased $17,093,000, or 5.58%, and real estate construction and development loans decreased $14,175,000, or 11.53%.

At December 31, 2019, approximately 60.3% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, are primarily short-term, floating rate loans for crop financing.

Included within the installment loan portfolio are $65,800,000 in student loans as of December 31, 2019, as compared to $68,221,000 at December 31, 2018, a decrease of $2,421,000. The student loan portfolio consists of unsecured loans to medical and pharmacy students currently enrolled in medical and pharmacy schools in the US and the Caribbean.  The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $25,796,000 at December 31, 2019. Accrued interest on loans that have not entered repayment status totaled $5,475,000 at December 31, 2019. At December 31, 2019, there were 855 loans within repayment, deferment, and forbearance which represented $24,986,000, $4,392,000, and $10,626,000 in outstanding balances respectively. Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high wage earners. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of December 31, 2019 was approximately $95,000. Loan interest rates range from 4.75% to 9.75%. At December 31, 2019, $24,986,000 in loans were in repayment compared to $15,526,000 as of December 31, 2018. Accrued interest on student loans was $5,678,000 and $5,984,000 as of December 31, 2019 and 2018, respectively. The student loan portfolio was previously insured through a surety bond issued by ReliaMax Surety Company and provided a reasonable expectation of collection. In June 2018, ReliaMax Surety Company was declared insolvent by the South Dakota Division of Insurance and is now in liquidation. As a result of the insolvency, risks within the student loan portfolio were assessed and the reserve balance for student loans was increased. At December 31, 2019, the reserve against the student loan portfolio totaled $2,091,000. Additionally, as of December 31, 2019, $43,000 in accrued interest receivable was reversed, due to charge-offs of $740,000. At December 31, 2018, the reserve totaled $1,520,000 and $26,000 in accrued interest was reversed due to charge-offs of $388,000. There were no TDRs within the portfolio as of December 31, 2019 or 2018.

Reunion Student Loan Finance Corporation (RSLFC) is the third-party servicer for the student loan portfolio. RSLFC provides servicing for the student loan portfolio, including application administration, processing, approval, documenting, funding, and collection. They also provide file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, RSLFC provides complete program management. RSLFC is paid a monthly servicing fee based on the principal balance outstanding. Interest income on the student loan portfolio offsets this expense, and is presented net of expense within loan interest income.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2019. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total
Commercial and agricultural	$45,821	$19,831	$31,823	$97,475
Real estate construction & development	74,867	61,961	1,956	138,784
Real estate – mortgage	29,278	140,966	120,993	291,237
All other loans	1,164	2,893	65,821	69,878
Total loans	$151,130	$225,651	$220,593	$597,374

For the years ended December 31, 2019 and 2018, the average yield on loans was 5.91% and 5.57%, respectively.  Rate floors are occasionally used to mitigate interest rate risk if interest rates fall, as well as to compensate for additional credit risk under current market conditions. The loan portfolio is generally comprised of short-term or floating-rate loans that adjust in alignment to changes in market rates of interest.

At December 31, 2019 and 2018, approximately 54.2% and 55.3%, respectively, of the loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating-rate loans at December 31, 2019. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

	Due in one	Due after one Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$36,817	$183,135	$44,826	$264,778
Floating rate loans	102,616	42,517	175,766	320,899
Total accruing loans	139,433	225,652	220,592	585,677
Nonaccrual loans:
Fixed rate loans	11,478	—	—	11,478
Floating rate loans	219	—	—	219
Total nonaccrual loans	11,697	—	—	11,697
Total Loans	$151,130	$225,652	$220,592	$597,374

Securities

The following is a comparison of the amortized cost and approximate fair value of available-for-sale securities for the years indicated:

	December 31, 2019		December 31, 2018
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)	Amortized Cost	Fair Value (Carrying Amount)
Available-for-sale:
U.S. Government agencies	$28,737	$28,699	$36,665	$36,527
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	47,824	47,613	30,289	29,899
Total available-for-sale	$76,561	$76,312	$66,954	$66,426

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2019 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$—	—%	$3,813	3.06%	$24,924	3.01%	$28,737	3.02%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—%	5,953	2.71%	238	2.71%	41,633	3.26%	47,824	3.19%
Total amortized cost	$—	—%	$5,953	2.71%	$4,051	3.04%	$66,557	3.17%	$76,561	3.13%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2019 and 2018, available-for-sale securities with an amortized cost of approximately $65,874,000 and $58,790,000, respectively (fair value of $65,683,000 and $58,263,000, respectively) were pledged as collateral for public funds and FHLB borrowings.

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

During the year ended December 31, 2019, the Company recognized unrealized gains of $117,000 related to marketable equity securities held at December 31, 2019 in the consolidated statements of income. During the year ended December 31, 2018, unrealized losses of $78,000 were recorded.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Core deposits, consisting of all deposits other than time deposits of $250,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. Core deposits amounted to 97.5% and 97.3% of the total deposit portfolio at December 31, 2019 and 2018, respectively. The Bank currently holds no brokered deposits as part of its continuing effort to maintain sufficient liquidity without a reliance on brokered deposits.

 The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Noninterest-bearing deposits	$311,950	$292,720	$307,299	$262,697	$262,168
Interest-bearing deposits:
NOW and money market accounts	360,934	340,445	234,154	235,873	226,886
Savings accounts	80,078	90,046	81,408	75,068	63,592
Time deposits:
Under $250,000	44,926	60,875	51,687	87,419	58,122
$250,000 and over	20,474	21,557	13,145	15,572	11,037
Total interest-bearing deposits	506,412	512,923	380,394	413,932	359,637
Total deposits	$818,362	$805,643	$687,693	$676,629	$621,805

The following table sets forth the year-end percentages of total deposits by category for the years indicated:

	December 31,
	2019	2018	2017	2016	2015
Noninterest-bearing deposits	38.12%	36.33%	44.69%	38.82%	42.16%
Interest-bearing deposits:
NOW and money market accounts	44.10%	42.26%	34.05%	34.86%	36.49%
Savings accounts	9.79%	11.18%	11.84%	11.09%	10.23%
Time deposits:
Under $250,000	5.49%	7.56%	7.52%	12.92%	9.35%
$250,000 and over	2.50%	2.68%	1.91%	2.30%	1.77%
Total interest-bearing deposits	61.88%	63.67%	55.31%	61.18%	57.84%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

The Bank's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. During the year ended December 31, 2019, NOW and money market deposits increased $20,489,000, or 6.02%, noninterest-bearing deposits increased $19,230,000, or 6.57%, total time deposits decreased $17,032,000, or 20.66%, and savings accounts decreased $9,968,000, or 11.07%

During the year ended December 31, 2018, noninterest-bearing deposits decreased $14,579,000, or 4.74%, total time deposits increased $17,600,000, or 27.15%, NOW and money market increased $106,291,000, or 45.39%, and savings accounts increased $8,638,000, or 10.61%.

On a year-to-date average basis, total deposits increased $74,506,000, or 9.92%, between the years ended December 31, 2018 and December 31, 2019. Interest-bearing deposits increased by $66,686,000, or 14.82%, and noninterest-bearing deposits increased $7,820,000, or 2.60%, during 2019. On average, balances increased in all categories between the years ended December 31, 2018 and December 31, 2019, except for savings accounts.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2019 and 2018:

	2019		2018
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
Checking accounts	$359,325	0.66%	$294,474	0.49%
Savings	85,954	0.27%	86,086	0.27%
Time deposits (1)	71,419	1.13%	69,452	0.86%
Noninterest-bearing deposits	308,518		300,698
(1) Included at December 31, 2019, are $20,474,000 in time certificates of deposit of $250,000 or more, of which $4,443,000 mature in three months or less, $11,889,000 mature between three to twelve months, and $4,142,000 mature in one to three years.

Short-term Borrowings

The Bank has access to short-term borrowings which may consist of federal funds purchased, discount window borrowings, securities sold under agreements to repurchase (“repurchase agreements”), and Federal Home Loan Bank (FHLB) advances as alternatives to retail deposit funds. Collateralized and uncollateralized lines of credit have been established with several correspondent banks. The FRB discount window, as well as a securities dealer, may also be accessed as needed. Funds may be borrowed in the future as part of the Company's asset/liability strategy, and may be used to acquire assets as deemed appropriate by management for investment purposes or for capital utilization purposes. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate. FHLB advances are collateralized by investments in

FHLB stock, securities, and certain qualifying mortgage loans. Additionally, borrowings collateralized by pledged loans may be secured from the Federal Reserve Bank of San Francisco (FRB). Credit lines are subject to periodic review by the credit lines grantors relative to the Company's financial statements. Lines of credit may be modified or revoked at any time.

Lines of credit with the FRB of $313,445,000 and $287,446,000, as well as FHLB lines of credit totaling $5,815,000 and $4,119,000 were held at December 31, 2019 and 2018, respectively. In addition, the Company obtained a $10,000,000 uncollateralized line of credit during 2013 from Pacific Coast Bankers Bank, a $20,000,000 uncollateralized line of credit during 2014 from Zion's Bank, and a $10,000,000 uncollateralized line of credit during 2017 from Union Bank. At December 31, 2019, there were no outstanding balances drawn against any lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

Asset Quality and Allowance for Credit Losses

Lending money is the principal business activity, and ensuring appropriate evaluation, diversification, and control of credit risks is a primary management responsibility. Losses are implicit in lending activities and the amount of such losses will vary, depending on the risk characteristics of the loan portfolio as affected by local economic conditions and the financial experience of borrowers.

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectability of loans and commitments to extend credit, including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole is judgmental and subject to economic, environmental, and other conditions which cannot be predicted with certainty. The allowance for credit losses is determined in accordance with GAAP and the guidelines set forth in the Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued by banking regulators in December 2006. The Statement is a revision of the previous guidance released in July 2001, and outlines characteristics that should be used in the segmentation of the loan portfolio for analytical purposes such as including risk classification, past due status, type of loan, industry and collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio and updates previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the allowance for credit losses. Securities and Exchange Commission Staff Accounting Bulletin No. 102, released during July 2001, provides additional guidance regarding methodologies and supporting documentation for the Allowance for Loan and Lease Losses that are consistent with federal securities laws and the Commission’s interpretations.  Their guidance is generally consistent with the guidance published by banking regulators.

The allowance for loan losses includes an asset-specific component, as well as a general or formula-based component. The loan portfolio is divided into eight (8) segments and categorized primarily by loan class homogeneity and commonality of purpose for analysis under the formula-based component of the allowance. Loans which are determined to be impaired under current accounting guidelines are not subject to the formula-based reserve analysis, and are instead evaluated individually for specific impairment under the asset-specific component of the allowance.

The eight segments of the loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this Report):

Loan Segments for Loan Loss Reserve Analysis	Loan Balances at December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial and business loans	$44,534	$55,929	$46,065	$47,464	$54,503
Government program loans	744	1,049	961	1,541	1,323
Total commercial and industrial	45,278	56,978	47,026	49,005	55,826
Real estate – mortgage:
Commercial real estate	245,183	229,448	221,032	200,213	182,554
Residential mortgages	45,881	59,431	84,804	87,388	68,811
Home improvement and home equity loans	173	321	457	599	867
Total real estate mortgage	291,237	289,200	306,293	288,200	252,232
Real estate construction and development	138,784	108,795	122,970	130,687	130,596
Agricultural	52,197	61,149	59,481	56,918	52,137
Installment and student loans	69,878	71,811	65,581	44,949	24,527
Total loans	$597,374	$587,933	$601,351	$569,759	$515,318

The methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:
- the formula allowance;
- specific allowances for problem graded loans identified as impaired; and
- and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the historical loss experience and on the internal risk grade of those loans and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Factors that may affect collectability of the loan portfolio include:

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

Management determines the loss factors for loans based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes). Loss factors are adjusted to recognize and quantify the loss exposure due to changes in market conditions as well as trends in the loan portfolio. For purposes of analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans include impaired loans and loans categorized as substandard, doubtful, and loss, which are not considered impaired. At December 31, 2019, impaired and classified loans totaled $17,664,000, or 2.96%, of gross loans as compared to $18,717,000, or 3.18%, of gross loans at December 31, 2018.

Loan participations are reviewed for allowance adequacy under the same guidelines as other loans in the portfolio, with an additional participation factor added, if required, for specific risks associated with participations. In general, participations are subject to certain thresholds and are reviewed for geographic location as well as the financial status of the underlying agent bank.

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2019 and 2018, the formula reserve allocated to undisbursed commitments totaled $552,000 and $494,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

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

The unallocated portion of the allowance is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2019 and 2018.

(In thousands)	December 31, 2019	December 31, 2018
Specific allowance – impaired loans	$1,145	$1,776
Formula allowance – classified loans not impaired	59	4
Formula allowance – special mention loans	355	17
Total allowance for special mention and classified loans	1,559	1,797
Formula allowance for pass loans	6,176	6,005
Unallocated allowance	173	593
Total allowance	7,908	8,395
Impaired loans	17,072	18,683
Classified loans not considered impaired	592	34
Total classified and impaired loans	17,664	18,717
Special mention loans not considered impaired	5,846	2,228

 The following table summarizes allowance for loan losses, nonperforming loans, and classified loans for the periods shown:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Allowance for loan losses ("ALLL") - beginning of period	$8,395	$9,267
Net loans charged-off (recovered) during period	507	(892)
Provision (recovery of provision) for credit loss	20	(1,764)
Allowance for loan losses - end of period	7,908	8,395
Loans outstanding at period-end	597,374	587,933
ALLL as % of loans at period-end	1.33%	1.43%
Nonaccrual loans	11,697	12,052
Accruing restructured loans	2,389	3,832
Loans, past due 90 days or more, still accruing	386	—
Total non-performing loans	14,472	15,884
ALLL as % of nonperforming loans	54.64%	52.85%
Impaired loans	17,072	18,683
Classified loans not considered impaired	592	34
Total classified and impaired loans	$17,664	$18,717
ALLL as % of classified loans	44.77%	44.85%

Impaired loans decreased $1,611,000 between December 31, 2018 and December 31, 2019 while the specific allowance related to those impaired loans decreased $631,000 between December 31, 2018 and December 31, 2019. This was the result of certain payoffs with higher reserves throughout the year, and the addition of newly identified collateral-dependent impaired loans. The formula allowance related to criticized loans that are not impaired (including special mention and substandard) increased by $393,000 between December 31, 2018 and December 31, 2019 through a risk upgrade of one significant-balance loan. The level of “pass” loans increased approximately $6,888,000 between December 31, 2018 and December 31, 2019, while the related formula allowance increased $171,000 during the same period. The formula allowance for "pass loans" is derived from loss factors using migration analysis and management's consideration of qualitative factors. The unallocated reserve totaled $173,000, or 2.2% of total ALLL at December 31, 2019, and $593,000, or 7.1%, of total ALLL at December 31, 2018. The decrease in the unallocated reserve was due to continuing credit improvements within the portfolio. In evaluating the level of the unallocated reserve, management considered loan relationships, construction and land development concentrations, and loss history relative to peers.

The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that segment of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. Those factors include (1) trends in delinquent and nonaccrual loans, (2) trends in loan volume and terms, (3) effects of changes in lending policies, (4) concentrations of credit, (5) competition, (6) national and local economic trends and conditions, (7) experience of lending staff, (8) loan review and Board of Directors oversight, (9) high balance loan concentrations, and (10) other business conditions.

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and resultant impact on the local lending base. This has resulted in a lower qualitative component being used for the general reserve calculation. The stake-in-the-ground methodology requires the Company to use December 31, 2005 as the starting point of the look back period to capture loss history and better capture an entire economic cycle. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly basis and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly, serving as a forum to discuss specific problem assets that pose significant concerns to the Company and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Problem Asset Reports and Impaired Loan Reports and are reviewed by senior management. Migration analysis and impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary. The Board of Directors is kept abreast of any changes or trends in problem assets on a monthly basis, or more often if required.

The specific allowance for impaired loans is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans. The primary differences between impaired loans and nonperforming loans are: (i) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial and residential real estate loans, construction loans, and agricultural loans, and (ii) impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but may also include problem loans other than delinquent loans.

A loan is considered to be impaired when, based upon current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans include nonaccrual loans, troubled debt restructures, and performing loans in which full payment of principal or interest is not expected. Management bases the measurement of these impaired loans either on the fair value of the loan's collateral or the expected cash flows on the loans discounted at the loan's stated interest rates. Cash receipts on impaired loans not performing to contractual terms and that are on nonaccrual status are used to reduce principal balances. Impairment losses are included in the allowance for credit losses through a charge to the provision, if applicable.

At December 31, 2019 and 2018, the recorded investment in loans for which impairment has been recognized totaled $17,072,000 and $18,683,000, respectively. Included in total impaired loans at December 31, 2019, are $3,008,000 of impaired loans for which the related specific allowance is $1,145,000, as well as $14,064,000 of impaired loans that, as a result of excess collateral or excess in the calculation of net present value of future cash flows, did not need a specific allowance. Total impaired loans at December 31, 2018 included $5,437,000 of impaired loans for which the related specific allowance was $1,776,000, as well as $13,246,000 of impaired loans that as a result of write-downs on the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $18,125,000 and $17,197,000 during the years ended December 31, 2019 and 2018, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method.

The largest category of impaired loans at December 31, 2019 was real estate construction and development loans, comprising 67.23% of total impaired loans. Impaired commercial and industrial loans decreased $1,062,000, impaired real estate mortgage loans decreased $199,000, impaired construction loans decreased $185,000, and impaired agricultural loans decreased $124,000 during the year ended December 31, 2019. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $16,324,000, or 95.6%, were secured by real estate at December 31, 2019, as compared to $15,736,000, or 84.23%, of total impaired loans at December 31, 2018.

The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2019 and 2018.

	Balance	Allowance	Balance	Allowance
(In thousands)	December 31, 2019	December 31, 2019	December 31, 2018	December 31, 2018
Commercial and industrial	$1,754	$606	$2,816	$787
Real estate – mortgage	3,146	283	3,345	469
Real estate construction and development	11,478	—	11,663	—
Agricultural	694	256	818	520
Installment and student loans	—	—	41	—
Total impaired loans	$17,072	$1,145	$18,683	$1,776

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance.

At December 31, 2019, total TDRs of $5,187,000 included $2,654,000 in real estate construction balances, $1,060,000 in residential mortgage balances, and $898,000 in commercial real estate balances. At December 31, 2018, total TDRs of $7,059,000 included $2,838,000 in real estate construction balances, $2,029,000 in residential mortgage balances, and $1,305,000 in commercial real estate balances.

Total TDRs decreased by 26.52% at December 31, 2019, as compared to December 31, 2018. Nonaccrual TDRs decreased by 13.29% and accruing TDRs decreased by 37.66% over the same period. All TDR categories decreased when compared on a year-over-year basis. Concessions granted include lengthened maturities and/or rate reductions that enabled the borrower to complete projects. In large part, current decreases are related to a recovering real estate market.

The following tables summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2019 and December 31, 2018.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2019	December 31, 2019	December 31, 2019
Commercial and industrial	$9	$—	$9
Real estate - mortgage:
Commercial real estate	898	—	898
Residential mortgages	1,060	—	1,060
Total real estate mortgage	1,958	—	1,958
Real estate construction and development	2,654	2,654	—
Agricultural	566	144	422
Installment and student loans	—	—	—
Total Troubled Debt Restructurings	$5,187	$2,798	$2,389

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2018	December 31, 2018	December 31, 2018
Commercial and industrial	$75	$—	$75
Real estate - mortgage:
Commercial real estate	1,305	389	916
Residential mortgages	2,028	—	2,028
Total real estate mortgage	3,333	389	2,944
Real estate construction and development	2,838	2,838	—
Agricultural	813	—	813
Installment and student loans	—	—	—
Total Troubled Debt Restructurings	$7,059	$3,227	$3,832

Of the $5,187,000 in total TDRs at December 31, 2019, $2,798,000 were on nonaccrual status at period-end. Of the $7,059,000 in total TDRs at December 31, 2018, $3,227,000 were on nonaccrual status at period-end. As of December 31, 2019, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans.

For a restructured loan to return to accrual status there needs to be at least six months successful payment history. In addition, the Company’s Credit Administration performs a financial analysis of the credit to determine whether the borrower has the ability to continue to perform successfully over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and a cash flow analysis of the borrower. Only after determining that the borrower has the ability to perform under the terms of the loans will the restructured credit be considered for accrual status.

The following table summarizes special mention loans by type for the years ended December 31, 2019 and December 31, 2018.

(In thousands)	December 31, 2019	December 31, 2018
Commercial and industrial	$919	$48
Real estate - mortgage:
Commercial real estate	1,608	2,180
Residential mortgages	88	470
Home equity loans	—	—
Total real estate mortgage	1,696	2,650
RE construction & development	998	—
Agricultural	1,279	—
Installment and student loans	386	—
Total Special Mention Loans	$5,278	$2,698

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business. These factors may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independent and non-bank institutions which creates pressure on loan pricing. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of those assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it improves collection prospects. While business and consumer spending show improvement, it is difficult to forecast what impact Federal Reserve rate increases will have on the economy. Local unemployment rates in the San Joaquin Valley have improved, but remain elevated compared with other regions and historically are higher as a result of the area's agricultural dynamics. The Company believes that the central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Total loans outstanding at end of period before deducting allowances for credit losses	$596,554	$587,814	$602,390	$570,834	$515,376
Average net loans outstanding during period	576,015	581,221	569,079	540,777	493,375
Balance of allowance at beginning of period	8,395	9,267	8,902	9,713	10,771
Loans charged off:
Real estate	(16)	(47)	(23)	(29)	—
Commercial, industrial & agricultural	(36)	(98)	(122)	(870)	(1,397)
Installment and student loans	(761)	(409)	(18)	(24)	(489)
Total loans charged off	(813)	(554)	(163)	(923)	(1,886)
Recoveries of loans previously charged off:
Real estate	65	29	95	55	225
Commercial, industrial & agricultural	70	1,102	201	60	630
Installment and student loans	171	315	208	18	14
Total loan recoveries	306	1,446	504	133	869
Net loans (charged off) recovered	(507)	892	341	(790)	(1,017)
Provision (recovery of provision) charged to operating expense	20	(1,764)	24	(21)	(41)
Balance of allowance for credit losses at end of period	$7,908	$8,395	$9,267	$8,902	$9,713
Net loan (charge-offs) recoveries to total average loans	(0.09)%	0.15%	0.06%	(0.15)%	(0.21)%
Net loan (charge-offs) recoveries to loans at end of period	(0.09)%	0.15%	0.06%	(0.14)%	(0.20)%
Allowance for credit losses to total loans at end of period	1.33%	1.43%	1.54%	1.56%	1.88%
Net loan (charge-offs) recoveries to allowance for credit losses	(6.41)%	10.63%	3.68%	(8.87)%	(10.47)%
Net loan (charge-offs) recoveries to provision (recovery of provision) for credit losses	(2,535.00)%	(50.57)%	1,420.83%	3,761.90%	2,480.49%

Loan charge-offs increased $259,000 during the year ended December 31, 2019, when compared to the year ended December 31, 2018. Loan recoveries decreased $1,140,000 during the same period. Student loan charge-offs totaled $740,000 and $388,000 during the years ended 2019 and 2018, respectively. Additions to the overdraft reserve of $20,000 and $16,000 were made during the same periods.

The following is a summary of the quarterly activity in the allowance for loan losses for the year ended December 31, 2019 (in thousands).

Description	Loss	Recoveries	Provision	Balance
Balance Forward				$8,395
1st quarter - 2019	$113	$129	$6	8,417
2nd quarter- 2019	5	36	4	8,452
3rd quarter - 2019	287	61	5	8,231
4th quarter - 2019	408	80	5	7,908
Total YTD - 2019	$813	$306	$20	$7,908

At December 31, 2019 and 2018, $552,000 and $494,000, respectively, of the formula allowance was allocated to unfunded loan commitments and was, therefore, carried separately in Other Liabilities on the consolidated balance sheets.

Management believes that the 1.33% credit loss allowance to total loans at December 31, 2019 is adequate to absorb known and inherent risks in the loan portfolio. There is no guarantee, however, against economic conditions or other circumstances materializing which could adversely affect the Company's service areas resulting in increased losses in the loan portfolio not captured by the current allowance for loan losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

The allocations to specific loan categories are estimates based upon the same factors considered by management in determining the amount of additional provisions to the credit loss allowance and the overall adequacy of the allowance for credit losses. The unallocated portion provides for coverage of credit losses inherent in the loan portfolio but not captured in the loss factors used in the risk rating-based component or in the specific impairment reserve component of the allowance for credit losses. The unallocated portion acknowledges the inherent imprecision of all loss prediction models.

	2019		2018		2017		2016		2015
(Dollars in thousands)	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans
Commercial and industrial	$1,322	0.22%	$1,673	0.28%	$1,408	0.23%	$1,843	0.32%	$1,652	0.32%
Real estate – mortgage	712	0.12%	1,015	0.17%	1,182	0.20%	1,430	0.25%	1,449	0.28%
RE construction and development	2,808	0.47%	2,424	0.41%	2,903	0.48%	3,378	0.59%	4,629	0.90%
Agricultural	761	0.13%	1,131	0.19%	1,631	0.27%	666	0.12%	655	0.13%
Installment and student loans	2,132	0.36%	1,559	0.27%	887	0.15%	888	0.16%	1,258	0.24%
Not allocated	173	0.04%	593	0.10%	1,256	0.21%	697	0.12%	70	0.01%
	$7,908	1.33%	$8,395	1.43%	$9,267	1.54%	$8,902	1.56%	$9,713	1.88%

During 2019, reserve allocations as a percentage of loans decreased for commercial and industrial, real estate mortgage, and agricultural loans. These decreases are a result of a combination of factors including decreases in charge-offs, classified and past due loans, and credit quality improvements. Increases in reserve allocations for real estate construction an development loans were primarily due to the growth of the loan segment, adjusted by the change in the qualitative factors related to the nature and volume of the portfolio. Increases in reserve allocation for installment loans were a result of increases in the overall portfolio balances, and the addition of reserves related to student loans.

During 2018, reserve allocations as a percentage of loans decreased for real estate mortgage, real estate construction and development, and agricultural loans. These decreases are a result of a combination of factors including decreases in charge-offs, classified and past due loans, and credit quality improvements. Increases in reserve allocation for commercial and industrial loans was primarily due to the growth of the loan segment, adjusted by the change in the qualitative factors related to the nature and volume of the portfolio. Increases in the reserve allocation for installment loans were a result of the addition of reserves related to the student loan portfolio due to an increase in charge-offs.

The following summarizes the allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Formula allowance	$6,590	$6,026	$6,123	$6,845	$6,546
Specific allowance	1,145	1,776	1,888	1,360	3,097
Unallocated allowance	173	593	1,256	697	70
Total allowance	$7,908	$8,395	$9,267	$8,902	$9,713

The total formula allowance has increased in the current period as a result of increased loan balances, and the allowance attributed to student loans.

No loans were classified as doubtful at December 31, 2019 or December 31, 2018.

The accrual of interest income on loans is discontinued when reasonable doubt exists with respect to the timely collectability of interest or principal due to the inability of the borrower to comply with the terms of the loan agreement. Such loans are placed on nonaccrual status when the payment of principal or interest is 90 days past due or earlier when the conditions warrant. Interest collected thereafter is credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Exceptions may be granted to this policy if the loans are well secured and in the process of collection.

 The following table sets forth nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans (1)	$11,697	$12,052	$5,296	$7,264	$8,193
Accruing restructured loans	2,389	3,832	6,084	5,146	11,028
Loans, past due 90 days or more, still accruing	386	—	485	1,250	—
Total non-performing loans	14,472	15,884	11,865	13,660	19,221
Other real estate owned	6,753	5,745	5,745	6,471	12,873
Total non-performing assets	$21,225	$21,629	$17,610	$20,131	$32,094

Non-performing loans to total gross loans	2.42%	2.70%	1.97%	2.40%	3.73%
Non-performing assets to total gross loans	3.55%	3.68%	2.92%	3.53%	6.23%
Allowance for loan losses to nonperforming loans	54.64%	52.85%	78.10%	65.17%	50.53%
 (1) Included in nonaccrual loans at December 31, 2019 and 2018 are restructured loans totaling $2,797 and $3,227, respectively.

Non-performing assets at December 31, 2019 decreased $404,000 between December 31, 2018 and December 31, 2019, due to decreases of $1,443,000 in accruing restructured loans and decreases of $355,000 in nonaccrual loans, offset by increases in other real estate owned and loans past due more than 90 days and still accruing.

Non-performing assets increased $4,019,000 between December 31, 2017 and December 31, 2018, due to increases of $6,756,000 in nonaccrual loans, offset by decreases of $2,252,000 in accruing restructured loans.

Non-performing assets decreased $2,646,000 between December 31, 2016 and December 31, 2017, due to decreases of $1,968,000 in nonaccrual loans and $720,000 in other real estate owned, offset by an increase of $938,000 in accruing restructured loans.

The following table summarizes various nonperforming components of the loan portfolio as compared to total loans for the periods shown.

(In thousands)	December 31, 2019	December 31, 2018
(Recovery of provision) provision for credit losses during period	$20	$(1,764)
Allowance as % of nonperforming loans	54.64%	52.85%
Nonperforming loans as % total loans	2.42%	2.70%
Restructured loans as % total loans	0.87%	1.20%

Nonperforming assets, which are primarily related to the real estate loan portfolio and other real estate owned, decreased $404,000 from a balance of $21,629,000 at December 31, 2018 to a balance of $21,225,000 at December 31, 2019. Nonaccrual loans totaling $11,697,000 at December 31, 2019, decreased $355,000 from the balance of $12,052,000 reported at December 31, 2018. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to specific loans. Impaired loans decreased $1,611,000 during the year ended December 31, 2019 to a balance of $17,072,000 at December 31, 2019. Other real estate owned increased $1,008,000 to $6,753,000 at December 31, 2019 due to the addition of one property. Nonperforming assets as a percentage of total assets decreased from 2.32% at December 31, 2018 to 2.22% at December 31, 2019.

While real estate markets have strengthened over the last few years, management continues to monitor economic conditions in the real estate market for signs of either deterioration or improvement which may impact the level of the allowance for loan losses required to cover potential losses in the loan portfolio. Management continues to monitor and reduce the level of problem assets by working with borrowers to identify options, such as loan restructures, which may help borrowers facing difficulties. Restructured loan numbers have been greatly reduced over the last four years. Net loan charge-offs during the year ended December 31, 2019 totaled $507,000, as compared to net loan recoveries of $892,000 for the year ended December 31, 2018. Approximately 28 loans were charged-off during the year ended December 31, 2019, compared to 9 loans during the year ended December 31, 2018. Net loan charge-offs totaling $507,000 during the year ended December 31, 2019, included $16,000 in net recoveries during the quarter ended March 31, 2019, $31,000 in net recoveries during the quarter ended June 30, 2019, $226,000 in net charge-offs during the quarter ended September 30, 2019, and $328,000 in net charge-offs during the fourth quarter of 2019. Most of the charge-offs during the year were related to the student loan portfolio. The percentage of net charge-offs to average loans was 0.09%, for the year ended December 31, 2019.

The loan portfolio increased from $587,933,000 at December 31, 2018 to $597,374,000 at December 31, 2019. Nonperforming loans decreased to $14,472,000 at December 31, 2019, from $15,884,000 at December 31, 2018. Nonaccrual loans and accruing restructured loans are included in nonperforming loans. During the same period, total impaired and classified loans decreased from $18,717,000 at December 31, 2018, to $17,664,000 at December 31, 2019.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance		Change
(In thousands)	December 31, 2019	December 31, 2018	2018-2019
Commercial and industrial	$75	$—	$75
Real estate - mortgage	—	389	(389)
Real estate - construction	11,478	11,663	(185)
Agricultural	144	—	144
Total Nonaccrual Loans	$11,697	$12,052	$(355)

Loans past due more than 30 days receive management attention and are monitored for increased risk. As of December 31, 2019 and 2018 loans past due more than 30 days totaled $12,355,000 and $9,515,000, respectively. Impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

Except for the loans included in the above tables, there were no loans at December 31, 2019, where the known credit problems of a borrower made doubtful the ability of such borrower to comply with the present loan repayment terms resulting in such loan being included as nonaccrual, past due, or restructured at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2019, include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, Union Bank, and from the Federal Reserve Bank totaling $359,260,000.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2019 and 2018, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2019	$218,995
December 31, 2018	$220,337

Cash and cash equivalents decreased $1,342,000 during the year ended December 31, 2019, and increased $112,403,000 during the year ended December 31, 2018.

The Company had a net cash inflow from operations of $14,301,000 for the year ended December 31, 2019, and a net cash inflow from operations totaling $11,344,000 for the period ended December 31, 2018. The Company experienced net cash outflows from investing activities totaling $22,763,000 and net cash outflows of $12,159,000 during the years ended December 31, 2019 and December 31, 2018, respectively. For the year ended December 31, 2019, loan growth and purchases of available for sale securities outweighed deposit growth. For the year ended December 31, 2018, increases in deposits outweighed purchases of available for sale securities and loan growth.

During the year ended December 31, 2019, the Company experienced net cash inflows from financing activities totaling $7,120,000, primarily as the result of increases in demand deposits, savings and money market balances. For the year ended December 31, 2018, the Company experienced net cash inflows from financing activities totaling $113,218,000 primarily as the result of increases in demand deposits, savings accounts, and time deposits.

Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments, or the Company may become unduly reliant on alternative funding sources. The Company maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, sets wholesale funding limits, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The liquidity position is continually monitored and reported on a monthly basis to the Board of Directors.

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or systemic financial market crisis. In addition to unused lines of credit from other banks totaling $359,260,000, the contingency plan includes identified funding sources and steps to be taken if liquidity ratios fall or are projected to fall below policy limits for an extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 25% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank's ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

1)
Local core deposits are the Company’s primary funding source. The Company works to attract these deposits through service-related and competitive pricing tactics. Other liquidity funding sources are considered if local core deposits are not attractive due to maturity or pricing.

2)
Unsecured Federal Funds lines with correspondent banks may be used to fund short-term peaks in loan demand or deposit run-off. Currently, unsecured borrowing lines with correspondents are limited and may not be reliable for long periods of time or in times of economic stress.

3)
Other funding sources such as secured credit lines with the Federal Home Loan Bank or the Federal Reserve may be used for longer periods. These credit lines are collateralized by investment securities and pledged loans. The Company utilizes specific loan pledging with the Federal Reserve to better ensure the continued availability of those lines of credit.

4)
The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2019, the Company had available credit of $313,445,000 from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole. This credit facility may not be competitively priced under certain economic conditions. As such, the Company does not expect to use this facility except for short periods, but does consider this to be a key contingency funding source.

5)
As long as the Bank remains “Well Capitalized,” the Company may rely on brokered deposits when core deposit rates are higher in the marketplace or maturity structures are not desirable. The Company’s current policy limit for brokered deposits is 25% of total deposits. The Company may also utilize other wholesale deposit sources such as memberships that advertise the Bank’s time deposit rates to other subscribers such as banks and credit unions. The Company’s current policy limit on other wholesale deposits is 25% of total deposits.

6)
The Bank may sell whole loans or participations in loans to provide additional liquidity. During economic downturns or other crisis events, these funding sources may be difficult to achieve in a short period of time or at a reasonable price. As such, this strategy is better used as a long-term asset/liability management tool to effectively balance assets and liabilities in order to reduce liquidity risk.

7)
The Company currently holds Bank-Owned Life Insurance (BOLI) and Corporate-Owned Life Insurance (COLI) policies issued by highly rated insurance companies. These policies may be sold to increase liquidity.

8)
The Company owns certain real estate including its administration building and several of its branches. These may be sold and vacated or leased back from the purchaser after sale to provide additional liquidity if needed. The sales process may require substantial time to complete, and may have an adverse impact on earnings depending on market rates and other factors at the time of sale.

9)
Investments nearing maturity may be sold to meet temporary funding needs but may need to be replaced to maintain liquidity ratios within acceptable limits. At the current time approximately half of the investment portfolio is pledged to secure public deposits and borrowing lines. The Company seeks to maintain an investment-graded securities portfolio to ensure quality collateral for pledging against borrowing lines of credit as well as to provide liquidity in times of need.

The Company's liquid asset base, which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at levels deemed sufficient to provide the cash necessary to fund loan growth and deposit runoff. Included in this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2019, loans represented 62.34% of total assets and accounted for a loan to deposit ratio of 72.90%, as compared to 63.00% of total assets and a loan to deposit ratio of 72.96% at December 31, 2018. Liquid assets at December 31, 2019 include cash and cash equivalents totaling $218,995,000, as compared to $220,337,000 at December 31, 2018.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprised approximately 97.50% of total deposits at December 31, 2019, provide a significant and stable funding source for the Company.  At December 31, 2019, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, Union Bank and the Federal Reserve Bank totaling $359,260,000 were collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $462,937,000 at December 31, 2019. For a further discussion of the Company’s borrowing lines, see “Short Term Borrowings” in the Financial Condition section of Management's Discussion and Analysis.

The liquidity of the parent company, United Security Bancshares, is separate from the Bank and is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California and federal and state banking regulations. During the years ended December 31, 2019 and December 31, 2018, the Bank paid $8,346,000 and $6,947,000 in cash dividends to the parent company, respectively.

Regulatory Matters

Capital Adequacy

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (the “FRB”).  Failure to meet minimum capital requirements can initiate certain mandates and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s consolidated financial statements and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the consolidated Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by the capital adequacy guidelines require insured institutions to maintain a minimum leverage ratio of tier 1 capital to total assets (the sum of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities). Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% of tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement.

For a more detailed discussion of the capital adequacy requirements and the prompt corrective action provisions, see “Item 1 - Business - Supervision and Regulation - The Holding Company - Capital Adequacy,” “Item 1 - Business - Supervision and Regulation - The Bank - Capital Standards,” and “Item 1 - Business - Supervision and Regulation - The Bank - Prompt Corrective Action.”

The Company's capital plan includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company. Capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis.

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2019 and 2018, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

	Ratio at December 31, 2019	Ratio at December 31, 2018	Minimum for Capital Adequacy	Minimum requirement to be "Well Capitalized"
Total capital to risk weighted assets
Company	17.98%	17.80%	8.00%	N/A
Bank	17.78%	17.70%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	16.81%	16.55%	6.00%	N/A
Bank	16.61%	16.45%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	15.39%	15.15%	4.50%	N/A
Bank	16.61%	16.45%	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.82%	12.15%	4.00%	N/A
Bank	12.83%	12.16%	4.00%	5.00%

As of December 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject and the Bank was deemed to be "well-capitalized".

Dividends

Dividends paid to shareholders are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that distributions may be made to shareholders if retained earnings immediately prior to the dividend payment are at least equal to the amount of the proposed distribution or if, immediately after the distribution, the value of assets equals the sum of total liabilities. The primary source of funds with which dividends will be paid to shareholders come from cash dividends received by the Holding Company from the Bank.

During the year ended December 31, 2019, the Holding Company paid $5,599,000 in cash dividends to shareholders. The Bank paid cash dividends of $8,346,000 to the Holding Company in order to fund the Holding Company's operating costs, payments of interest on junior subordinated debentures, estimated tax payments, and cash dividends paid to shareholders. The balance of junior subordinated debentures remained at $12.0 million for the years ended December 31, 2019 and December 31, 2018.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in California state banking law and administered by the Commissioner of the California Department of Business Oversight (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may prevent the bank from paying a dividend. The FRB may also limit dividends paid by the Bank.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At December 31, 2019, the Bank was not subject to a reserve requirement.

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2019 and 2018

Consolidated Statements of Income -
Years Ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income -
Years Ended December 31, 2019 and 2018

Consolidated Statements Changes in Shareholders' Equity -
Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows -
Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares, including its consolidated subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of
December 31, 2019.

Moss Adams LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Report, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The Moss Adams report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
United Security Bancshares and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United Security Bancshares and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
February 28, 2020

We have served as the Company’s auditor since 1999.

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2019 and 2018

(In thousands except shares)	December 31, 2019	December 31, 2018
Assets
Cash and noninterest-bearing deposits in other banks	$27,291	$28,949
Due from Federal Reserve Bank ("FRB")	191,704	191,388
Cash and cash equivalents	218,995	220,337
Investment securities (at fair value)
Available for sale ("AFS") securities	76,312	66,426
Marketable equity securities	3,776	3,659
Total investment securities	80,088	70,085
Loans	597,374	587,933
Unearned fees and unamortized loan origination costs - net	(820)	(119)
Allowance for credit losses	(7,908)	(8,395)
Net loans	588,646	579,419
Premises and equipment - net	9,380	9,837
Accrued interest receivable	8,208	8,341
Other real estate owned	6,753	5,745
Goodwill	4,488	4,488
Deferred tax assets - net	3,191	3,174
Cash surrender value of life insurance	20,955	20,244
Operating lease right-of-use assets	3,360	—
Other assets	12,855	11,388
Total assets	$956,919	$933,058
Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$311,950	$292,720
Interest-bearing	506,412	512,923
Total deposits	818,362	805,643
Accrued interest payable	59	57
Operating lease liabilities	3,463	—
Other liabilities	8,239	7,963
Junior subordinated debentures (at fair value)	10,808	10,155
Total liabilities	840,931	823,818
Commitments and contingencies (Note 14)
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 16,973,885 at December 31, 2019 and 16,946,622 at December 31, 2018	58,973	58,624
Retained earnings	57,647	49,942
Accumulated other comprehensive (loss) income	(632)	674
Total shareholders' equity	115,988	109,240
Total liabilities and shareholders' equity	$956,919	$933,058
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2019 and 2018

(In thousands except shares and EPS)	December 31, 2019	December 31, 2018
Interest Income:
Interest and fees on loans	$34,025	$32,383
Interest on investment securities	1,797	1,146
Interest on deposits in FRB	4,880	3,086
Interest on deposits in other banks	—	—
Total interest income	40,702	36,615
Interest Expense:
Interest on deposits	3,432	2,278
Interest on other borrowed funds	456	425
Total interest expense	3,888	2,703
Net Interest Income	36,814	33,912
Provision (Recovery of Provision) for Credit Losses	20	(1,764)
Net Interest Income after Provision (Recovery of Provision) for Credit Losses	36,794	35,676
Noninterest Income:
Customer service fees	3,257	3,544
Increase in cash surrender value of bank-owned life insurance	528	520
Gain (loss) on fair value of marketable equity securities	117	(78)
Gain on proceeds from bank-owned life insurance	—	171
Gain (loss) on fair value of junior subordinated debentures	1,165	(424)
Loss on dissolution of real estate investment trust	(115)	—
Other	802	872
Total noninterest income	5,754	4,605
Noninterest Expense:
Salaries and employee benefits	11,109	11,721
Occupancy expense	3,332	3,264
Data processing	583	414
Professional fees	3,180	2,482
Regulatory assessments	164	330
Director fees	373	321
Correspondent bank service charges	57	63
Loss on California tax credit partnership	—	25
Net cost on operation and sale of OREO	244	145
Other	2,237	2,167
Total noninterest expense	21,279	20,932
Income Before Provision for Taxes	21,269	19,349
Provision for Taxes on Income	6,097	5,332
Net Income	$15,172	$14,017
Net Income per common share
Basic	$0.90	$0.83
Diluted	$0.89	$0.83
Shares on which net income per common share were based
Basic	16,951,955	16,899,960
Diluted	16,984,796	16,938,772
 See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019 and 2018

	Year Ended December 31,
(In thousands)	2019	2018
Net Income	$15,172	$14,017

Unrealized holdings gains (losses) on securities	279	(362)
Unrealized (losses) gains on unrecognized post retirement costs	(307)	5
Unrealized (losses) gains on junior subordinated debentures	(1,826)	32
Other comprehensive loss, before tax	(1,854)	(325)
Tax (expense) benefit related to securities	(82)	54
Tax benefit (expense) related to unrecognized post-retirement costs	91	(2)
Tax benefit (expense) related to junior subordinated debentures	539	(9)
Total other comprehensive loss	(1,306)	(282)
Comprehensive Income	$13,866	$13,735
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2019 and 2018

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2017 (1)	16,885,615	$57,880	$44,182	$(710)	$101,352
(1) Excludes 46,511 unvested restricted shares

Adoption of ASU 2016-01: reclassification of TRUPS to accumulated other comprehensive income			(1,482)	1,482	—
Adoption of ASU 2016-01: recognition of previously unrealized losses within marketable equity securities			(184)	184	—
Adjusted balance at January 1, 2018	16,885.615	57,880	42,516	956	101,352

Other comprehensive loss				(282)	(282)
Dividends on common stock ($0.28 per share)			(4,732)		(4,732)
Dividends payable ($0.11 per share)			(1,859)		(1,859)
Restricted stock units released	61,007				—
Stock-based compensation expense		744			744
Net Income			14,017		14,017
Balance December 31, 2018 (2)	16,946,622	58,624	49,942	674	109,240
(2) Excludes 59,217 unvested restricted shares

Other comprehensive loss				(1,306)	(1,306)
Dividends on common stock ($0.33 per share)			(5,599)		(5,599)
Dividends payable ($0.11 per share)			(1,868)		(1,868)
Restricted stock units released	27,263				—
Stock-based compensation expense		349			349
Net Income			15,172		15,172
Balance December 31, 2019 (3)	16,973,885	$58,973	$57,647	$(632)	$115,988
(3) Excludes 35,572 unvested restricted shares
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2019 and 2018

(In thousands)	December 31, 2019	December 31, 2018
Cash Flows From Operating Activities:
Net Income	$15,172	$14,017
Adjustments to reconcile net income to cash provided by operating activities:
Provision (recovery of provision) for credit losses	20	(1,764)
Depreciation and amortization	1,402	1,352
Payments on operating lease right-of-use-assets	(741)	—
Amortization of investment securities, net	713	626
Decrease (increase) in accrued interest receivable	133	(1,815)
Increase in accrued interest payable	2	13
Decrease in unearned fees	701	1,159
Increase in income taxes receivable	(337)	(316)
Stock-based compensation expense	349	744
Recovery of provision for deferred income taxes	533	(785)
Decrease in accounts payable and accrued liabilities	(1,647)	(940)
Loss on dissolution of real estate investment trust	115	—
Unrealized (gain) loss on marketable equity securities	(117)	78
(Gain) loss on fair value option of junior subordinated debentures	(1,165)	424
Gain on bank owned life insurance	—	(171)
Increase in surrender value of life insurance	(528)	(520)
Loss on tax credit limited partnership interest	—	25
Gain on sale of premises and equipment	(1)	(29)
Net increase in other assets	(303)	(754)
Net cash provided by operating activities	14,301	11,344

Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(52)	(23)
Principal payments on available-for-sale securities	17,510	9,678
Purchases of available-for-sale securities	(27,830)	(34,921)
Purchase of company-owned life insurance	(220)	(220)
Net (increase) decrease in loans	(10,956)	14,310
Cash proceeds from sales of premises and equipment	12	—
Proceeds from bank owned life insurance	—	376
Capital expenditures for premises and equipment	(956)	(1,024)
Investment in limited partnership	(271)	(335)
Net cash used in investing activities	(22,763)	(12,159)

Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	29,751	100,349
Net increase (decrease) in time deposits	(17,032)	17,601
Dividends on common stock	(5,599)	(4,732)
Net cash provided by financing activities	7,120	113,218

Net (decrease) increase in cash and cash equivalents	(1,342)	112,403
Cash and cash equivalents at beginning of year	220,337	107,934
Cash and cash equivalents at end of year	$218,995	$220,337
See accompanying notes to consolidated statements

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking industry. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly-owned subsidiaries, United Security Bank and subsidiary (the “Bank”) and USB Capital Trust II (the "Trust"). The Trust is deconsolidated pursuant to ASC 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead they are presented as Junior Subordinated Debentures and are presented as a separate liability category (see Note 10 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

During July 2007 the Company formed USB Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I.  During 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of December 31, 2019 (see Note 10. “Junior Subordinated Debt/Trust Preferred Securities”).

The Bank was founded in 1987 and currently operates eleven branches, one commercial lending office, one consumer lending office, and one construction lending office in an area from eastern Madera County to western Fresno County, as well as Taft and Bakersfield in Kern County, and Campbell in Santa Clara County. The Bank’s primary source of revenue is interest income through providing loans to customers, who are predominantly small and middle-market businesses and individuals.  The Bank engages in a full compliment of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural and consumer loans, with particular emphasis on short and medium term obligations.

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

USB Investment Trust Inc was incorporated effective December 31, 2001, as a special purpose real estate investment trust (“REIT”) under Maryland law. The REIT was a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust was originally formed to give the Bank flexibility in raising capital, and reduce the expenses associated with holding the assets contributed to USB Investment Trust. The REIT was dissolved during 2019.

York Monterey Properties, Inc. (“YMP”) was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, foreclosures in Monterey County. YMP was funded with a $250,000 investment by the Bank. As of December 31, 2019, certain foreclosed properties, included within the consolidated balance sheets as part of “other real estate owned” or “OREO,” were in the process of being transferred by the Bank to YMP. These properties exceeded the 10-year holding period for OREO. There had been no other activity as of December 31, 2019.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, goodwill, fair value of junior subordinated debt and certain collateralized mortgage obligations, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

 Subsequent events - The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued.

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

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2019 or 2018, or at December 31, 2019 and 2018. All cash and cash equivalents have maturities when purchased of three months or less.

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

The Company classifies its securities as available for sale or held to maturity, and periodically reviews its investment portfolio on an individual security basis.  Securities that are to be held for indefinite periods of time (including, but not limited to, those that management intends to use as part of its asset/liability management strategy, and those which may be sold in response to changes in interest rates, changes in prepayments or any such other factors) are classified as securities available for sale. Securities which the Company has the ability and intent to hold to maturity are classified as held to maturity.

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available.  Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between the amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which is recognized in the income statement; and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

- the formula allowance;
- specific allowances for problem graded loans identified as impaired; and
- the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes). Loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. Those factors include (1) trends in delinquent and nonaccrual loans, (2) trends in loan volume and terms, (3) effects of changes in lending policies, (4) concentrations of credit, (5) competition, (6) national and local economic trends and conditions, (7) experience of lending staff, (8) loan review and Board of Directors oversight, (9) high balance loan concentrations, and (10) other business conditions. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass," “special mention,” “substandard,” “doubtful,” and “loss." Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment loans and home equity loans.

Specific allowances are established based on management’s periodic evaluation of the loss exposure inherent in impaired loans. For impaired loans, specific allowances are determined based on the collateralized value of the underlying properties, the net present value of the anticipated cash flows, or the market value of the underlying assets.

A loan is considered impaired when management determines that it is probable that the Company will be unable to collect the amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the original recorded investment in the loan and the estimated present value of the total expected future cash flows, discounted at the loan’s effective rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent.

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

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007, are considered to have an indefinite life and are not amortized. At December 31, 2019, goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $2.9 million. Impairment testing of goodwill is performed at the reporting level during December of each year for Taft, and during March of each year for Legacy. During 2019 and 2018, the Company did not recognize impairment adjustments on the goodwill related to the Legacy or Taft Bank acquisitions.

h.
Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using the liability method, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Estimates are based on the enacted tax rate of the applicable period.

i.
Net Income per Share - Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method to the extent they have a dilutive impact. Net income per share is retroactively adjusted for all stock dividends declared. The number of potentially dilutive common shares included in quarterly diluted income per share is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted income per share is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted net income per share computation.

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

l.	Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $74,000, and $85,000 for the years ended December 31, 2019 and 2018, respectively.

m.
Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for all share-based payments to employees, including grants of employee stock options and restricted stock units and awards, to be recognized in the financial statements based on the grant date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2019 and 2018 are $349,000 and $744,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.  All share data contained within the financial statements has been retroactively restated for stock based transactions (i.e. stock splits and stock dividends).

n.
Federal Home Loan Bank Stock and Federal Reserve Stock - As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Company is required to maintain an investment in capital stock of the FHLB. In addition, as a member of the Federal Reserve Bank of San Francisco ("FRB"), the Company is required to maintain an investment in capital stock of the FRB. The investments in both the FHLB and the FRB are carried at cost, which approximates their fair value, in the accompanying consolidated balance sheets under other assets and are subject to certain redemption requirements by the FHLB and FRB. Stock redemptions are at the discretion of the FHLB and FRB.

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

p.
Segment Reporting - The Company's operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in California's San Joaquin Valley. Management makes operating decisions and assesses performance based on an ongoing review of the Company's consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

q.
Revenue from Contracts with Customers - The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income is not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. The contracts evaluated that are in scope of Topic 606 are primarily related to service charges and fees on deposit accounts, debit card fees, ATM processing fees, and other service charges, commissions and fees. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The Company adopted Topic 606 using the modified retrospective method on all contracts not completed as of January 1, 2018. The adoption of Topic 606 did not result in a material change to the accounting for any of the in-scope revenue streams. As such, no cumulative effect adjustment was recorded.

r.	Recently Adopted Accounting Standards:

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. The Company adopted the New Lease Standard as of January 1, 2019 using an optional transition method, as discussed in ASU 2018-11 below, that allows application of the new leases standard at the adoption date. Under the optional transition method, financial results reported in periods prior to 2019 are unchanged. The Company also elected the package of practical expedients, which among other things did not require assessment of lease classification.

In July 2018, FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which amends ASC 842, Leases. The amendments in this update allowed lessors to combine lease and associated nonlease components by class of underlying asset in contract that meet certain criteria. For a lessor to qualify for this practical expedient, the lease and related non-lease components must have the same timing and pattern of transfer, and the lease component, if accounted for on a stand-alone basis, would be classified as an operating lease. Additionally, the Update provided an optional method for adopting the new leasing guidance. The optional transition method allows entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of the retained earnings, and not to restate the comparative periods presented. The Company has elected to use the practical expedient, and optional method of adoption as set-forth in this Update. There was no cumulative effect adjustment to retained earnings upon adoption on this Update. As a result of the adoption of this update, the Company recognized a $3,502,000 operating lease right-of-use asset, and $3,593,000 operating lease liability on the consolidated balance sheets as of January 1, 2019.

s.	Recent Accounting Standards Not Yet Adopted:

In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The FASB is issuing this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This original amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In October 2019 FASB unanimously approved a vote to delay the effective date of this Standard to be effective for fiscal years beginning after December 15, 2022 through update ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The Company has formed a project team that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and the Company continues to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods in 2020. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans and investment securities as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on the Company's consolidated financial statements. Additionally, in regard to the recently approved delay in implementation, the Company is evaluating its decision to push back implementation or early adopt.

In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The FASB is issuing this Update to eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. This ASU will be effective for public business entities for annual periods beginning after December 15, 2019 (i.e. calendar periods beginning on January 1, 2020, and interim periods therein). The Company does not expect any impact on the Company's consolidated financial statements resulting from the adoption of this Update.

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

In October 2018, FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update allow entities to designate a change in the benchmark interest rate utilized for fixed-rate financial instruments, from the previously utilized LIBOR rate. For public business entities amendments of the update will become effective in fiscal years beginning after December 15, 2019. The Company continues to review the potential impact resulting from such a change. As of December 31, 2019, the Company continues to utilize the LIBOR rate for fixed-rate financial instruments. The Company does not expect the requirements of this Update to have a material impact on the Company’s financial position, results of operations or cash flows.

t.
Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2019. None of the reclassifications had an impact on equity or net income.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2019 and December 31, 2018:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2019
Securities available for sale:
U.S. Government agencies	$28,737	$152	(190)	$28,699
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	47,824	120	(331)	47,613
Total securities available for sale	$76,561	$272	$(521)	$76,312
December 31, 2018
Securities available for sale:
U.S. Government agencies	$36,665	$117	$(255)	$36,527
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,289	51	(441)	29,899
Total securities available for sale	$66,954	$168	$(696)	$66,426

There were no sales of securities and no gross realized losses or gains on available-for-sale securities during the years ended December 31, 2019 and 2018. There were no other-than-temporary impairment losses during the years ended December 31, 2019 and 2018.

The amortized cost and fair value of securities available for sale at December 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2019
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	3,812	3,809
Due after ten years	24,925	24,890
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	47,824	47,613
	$76,561	$76,312
At December 31, 2019 and 2018, available-for-sale securities with an amortized cost of approximately $65,874,000 and $58,790,000 (fair value of $65,683,000 and $58,263,000) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances, respectively.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities at December 31, 2019 and 2018:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2019
Securities available for sale:
U.S. Government agencies	$3,961	$(12)	$15,989	$(178)	$19,950	$(190)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,400	(187)	11,244	(144)	36,644	(331)
Total impaired securities	$29,361	$(199)	$27,233	$(322)	$56,594	$(521)
December 31, 2018
Securities available for sale:
U.S. Government agencies	$19,085	$(148)	$6,874	$(107)	$25,959	$(255)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—	16,681	(441)	16,681	(441)
Total impaired securities	$19,085	$(148)	$23,555	$(548)	$42,640	$(696)

Temporarily impaired securities at December 31, 2019, were comprised of ten U.S. Government agency securities, and nineteen U.S. Government sponsored entities & agencies collateralized by mortgage obligations. Temporarily impaired securities at December 31, 2018, were comprised of eight U.S. Government agency securities, and thirteen U.S. Government sponsored entities & agencies collateralized by mortgage obligations.

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

At December 31, 2019, the decline in fair value of the ten U.S. Government agency securities, and the nineteen U.S. Government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

As of January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) 2016-01 and reclassified its marketable equity securities from investments available for sale into a separate component of investment securities. The ASU requires marketable equity securities to be reported at fair value with changes recorded through earnings. At January 1, 2018, when the standard was adopted, unrealized losses of $184,000 were reversed from accumulated other comprehensive income to retained earnings.

During the year ended December 31, 2019, the Company recognized $117,000 of unrealized gains related to marketable equity securities held at December 31, 2019 in the consolidated statements of income. During the year ended December 31, 2018, the Company recognized $78,000 of unrealized losses related to marketable equity securities held at December 31, 2018 in the consolidated statements of income.

The Company had no held-to-maturity or trading securities at December 31, 2019 or December 31, 2018.

3. Loans

Loans are comprised of the following:

(In thousands)	December 31, 2019	December 31, 2018

Commercial and business loans	$44,534	$55,929
Government program loans	744	1,049
Total commercial and industrial	45,278	56,978
Real estate – mortgage:
Commercial real estate	245,183	229,448
Residential mortgages	45,881	59,431
Home improvement and home equity loans	173	321
Total real estate mortgage	291,237	289,200
Real estate construction and development	138,784	108,795
Agricultural	52,197	61,149
Installment and student loans	69,878	71,811
Total loans	$597,374	$587,933

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 7.6% of total loans at December 31, 2019, and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial and industrial loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 48.8% of total loans at December 31, 2019, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

•
Residential mortgage loans are provided to individuals to finance or refinance single-family residences. Residential mortgages are not a primary business line offered by the Company. The majority of residential mortgages are conventional mortgages that were purchased as a pool.

•
Home improvement and home equity loans comprise a relatively small portion of total real estate mortgage loans, and are offered to borrowers for the purpose of home improvements, although the proceeds may be used for other purposes. Home equity loans are generally secured by junior trust deeds, but may be secured by 1st trust deeds.

Real estate construction and development loans, representing 23.2% of total loans at December 31, 2019, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 8.7% of total loans at December 31, 2019, and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 11.7% of total loans at December 31, 2019 and generally consist of student loans as well as loans to individuals for household, family, and other personal expenditures such as credit cards, automobiles or other consumer items. See Note 4 - Student Loans for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2019 and 2018, these financial instruments include commitments to extend credit of $197,559,000 and $144,643,000, respectively, and standby letters of credit of $1,662,000 and $1,183,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Substantially all of these commitments are at floating interest rates based on the Prime rate. Commitments generally have fixed expiration dates. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate, and income-producing properties.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2019	2018
Aggregate amount outstanding, beginning of year	$7,408	$3,729
New loans or advances during year	2,675	4,380
Repayments during year	(8,990)	(701)
Aggregate amount outstanding, end of year	$1,093	$7,408
Undisbursed commitments, end of year	$12,000	$4,740

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans at December 31, 2019 (in thousands):

December 31, 2019	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$568	$—	$75	$643	$43,891	44,534	$—
Government program loans	—	—	—	—	744	744	—
Total commercial and industrial	568	—	75	643	44,635	45,278	—
Commercial real estate loans	—	—	—	—	245,183	245,183	—
Residential mortgages	28	—	—	28	45,853	45,881	—
Home improvement and home equity loans	—	—	—	—	173	173	—
Total real estate mortgage	28	—	—	28	291,209	291,237	—
Real estate construction and development loans	—	—	8,825	8,825	129,959	138,784	—
Agricultural loans	957	423	144	1,524	50,673	52,197	—

Installment and student loans	292	657	386	1,335	68,280	69,615	386
Overdraft protection lines	—	—	—	—	33	33	—
Overdrafts	—	—	—	—	230	230	—
Total installment and student loans	292	657	386	1,335	68,543	69,878	386
Total loans	$1,845	$1,080	$9,430	$12,355	$585,019	$597,374	$386

The following is a summary of delinquent loans at December 31, 2018 (in thousands):

December 31, 2018	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$55,929	$55,929	$—
Government program loans	—	—	—	—	1,049	1,049	—
Total commercial and industrial	—	—	—	—	56,978	56,978	—
Commercial real estate loans	—	—	389	389	229,059	229,448	—
Residential mortgages	32	—	—	32	59,399	59,431	—
Home improvement and home equity loans	—	—	—	—	321	321	—
Total real estate mortgage	32	—	389	421	288,779	289,200	—
Real estate construction and development loans	—	—	8,825	8,825	99,970	108,795	—
Agricultural loans	—	—	—	—	61,149	61,149	—

Installment and student loans	130	139	—	269	71,362	71,631	—
Overdraft protection lines	—	—	—	—	41	41	—
Overdrafts	—	—	—	—	139	139	—
Total installment and student loans	130	139	—	269	71,542	71,811	—
Total loans	$162	$139	$9,214	$9,515	$578,418	$587,933	$—

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2019 and 2018.

The following is a summary of nonaccrual loan balances at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Commercial and business loans	$75	$—
Government program loans	—	—
Total commercial and industrial	75	—

Commercial real estate loans	—	389
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	389

Real estate construction and development loans	11,478	11,663
Agricultural loans	144	—

Installment and student loans	—	—
Total installment and student loans	—	—
Total loans	$11,697	$12,052

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

Loans other than certain homogeneous loan portfolios are reviewed on a quarterly basis for impairment. Impaired loans are written down to estimated realizable values by the establishment of specific reserves for loans utilizing the discounted cash flow method, or charge-offs for collateral-based impaired loans, or those using observable market pricing.

The following is a summary of impaired loans at December 31, 2019 (in thousands):

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$1,484	$368	$1,128	$1,496	$606	$1,930	$116
Government program loans	257	258	—	258	—	275	18
Total commercial and industrial	1,741	626	1,128	1,754	606	2,205	134

Commercial real estate loans	2,073	1,181	902	2,083	263	2,031	123
Residential mortgages	1,060	517	546	1,063	20	1,577	56
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,133	1,698	1,448	3,146	283	3,608	179

Real estate construction and development loans	11,478	11,478	—	11,478	—	11,572	231
Agricultural loans	684	262	432	694	256	726	57

Installment and student loans	—	—	—	—	—	14	—
Total installment and student loans	—	—	—	—	—	14	—
Total impaired loans	$17,036	$14,064	$3,008	$17,072	$1,145	$18,125	$601

(1) The recorded investment in loans includes accrued interest receivable of $36.
(2) Information is based on the twelve month period ended December 31, 2019.

The following is a summary of impaired loans at December 31, 2018 (in thousands).

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$2,513	$470	$2,054	$2,524	$787	$2,955	$179
Government program loans	291	292	—	292	—	254	20
Total commercial and industrial	2,804	762	2,054	2,816	787	3,209	199

Commercial real estate loans	1,305	389	919	1,308	394	1,370	60
Residential mortgages	2,028	391	1,646	2,037	75	2,412	117
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,333	780	2,565	3,345	469	3,782	177

Real estate construction and development loans	11,663	11,663	—	11,663	—	9,144	331
Agricultural loans	543	—	818	818	520	1,014	81

Installment and student loans	41	41	—	41	—	48	5
Total installment and student loans	41	41	—	41	—	48	5
Total impaired loans	$18,384	$13,246	$5,437	$18,683	$1,776	$17,197	$793

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
For a restructured loan to return to accrual status there needs to be, among other factors, at least six months successful payment history. In addition, the Company performs a financial analysis of the credit to determine whether the borrower has the ability to continue to meet payments over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and cash flow analysis of the borrower. Only after determination that the borrower has the ability to perform under the terms of the loans will the restructured credit be considered for accrual status. Although the Company does not have a policy which specifically addresses when a loan may be removed from TDR classification, as a matter of practice, loans classified as TDRs generally remain classified as such until the loan either reaches maturity or its outstanding balance is paid off.

There were no new TDRs entered into during the year ended December 31, 2019. Additionally there were no modifications or defaults during the year ended December 31, 2019.

The following tables illustrate TDR modification activity for the year ended December 31, 2018 (in thousands):

Year ended December 31, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and business loans	—	$—	$—	—	$—
Government program loans	—	—	—	—	—
Commercial real estate term loans	—	—	—	1	393
Single family residential loans	—	—	—	—	—
Home improvement and home equity loans	—	—	—	—	—
Real estate construction and development loans	—	—	—	1	310
Agricultural loans	—	—	—	—	—
Installment and student loans	—	—	—	—	—
Overdraft protection lines	—	—	—	—	—
Total loans	—	$—	$—	2	$703

The following tables summarizes all TDR activity by loan category for the years ended December 31, 2019 and 2018 (in thousands).

Twelve Months Ended December 31, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$75	$1,305	$2,029	$—	$2,838	$812	$—	$7,059

Defaults	—	—	—	—	—	—	—	—

Principal (reductions) additions	(66)	(407)	(969)	—	(184)	(210)	—	(1,836)
Charge-offs	—	—	—	—	—	(36)	—	(36)

Ending balance	$9	$898	$1,060	$—	$2,654	$566	$—	$5,187

Allowance for loan loss	$—	$262	$20	$—	$—	$256	$—	$538

Twelve Months Ended December 31, 2018	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$436	$1,233	$2,542	$—	$5,951	$1,200	$—	$11,362

Defaults	—	(393)	—	—	(310)	—	—	(703)

Principal (reductions) additions	(249)	511	(513)	—	(2,803)	(388)	—	(3,442)
Charge-offs	(112)	(46)	—	$—	$—	$—	$—	(158)

Ending balance	$75	$1,305	$2,029	$—	$2,838	$812	$—	$7,059

Allowance for loan loss	$—	$394	$75	$—	$—	$520	$—	$989

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At December 31, 2019, the Company had 13 restructured loans totaling $5,187,000, as compared to 17 restructured loans totaling $7,059,000 at December 31, 2018. The Company had no unfunded commitments standing for TDRs at December 31, 2019 and December 31, 2018.

Credit Quality Indicators

As part of its credit monitoring program, the Company utilizes a risk rating system which quantifies the risk the Company estimates it has assumed during the life of a loan. The system rates the strength of the borrower and the facility or transaction, and is designed to provide a program for risk management and early detection of problems.

For each new credit approval, credit extension, renewal, or modification of existing credit facilities, the Company assigns risk ratings utilizing the rating scale identified in this policy. In addition, on an on-going basis, loans and credit facilities are reviewed for internal and external influences impacting the credit facility that would warrant a change in the risk rating. Each loan credit facility is given a risk rating that takes into account factors that materially affect credit quality.

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

Collateral - The rating may be affected by the type and quality of the collateral, the degree of coverage, the economic life of the collateral, liquidation value, and the Company's ability to dispose of the collateral.

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

-
Grade 3 – This grade includes loans to borrowers with solid credit quality with minimal risk. The borrower’s balance sheet and financial ratios are generally in line with industry averages, and the borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans assigned this risk rating must have characteristics which place them well above the minimum underwriting requirements for those departments. Asset-based borrowers assigned this rating must exhibit extremely favorable leverage and cash flow characteristics, and consistently demonstrate a high level of unused borrowing capacity.

-
Grades 4 and 5 – These include “pass” grade loans to borrowers of acceptable credit quality and risk. The borrower’s balance sheet and financial ratios may be below industry averages, but above the lowest industry quartile. Leverage is above and liquidity is below industry averages. Inadequacies evident in financial performance and/or management sufficiency are offset by readily available features of support, such as adequate collateral, or good guarantors having the liquid assets and/or cash flow capacity to repay the debt. While the borrower may have recognized a loss over three or four years, recent earnings trends, while perhaps somewhat cyclical, are improving and cash flows are adequate to cover debt service and fixed obligations. Real estate and asset-borrowers fully complying with all underwriting standards and performing according to projections would be assigned this rating. These also include grade 5 loans which are “leveraged” or on management’s “watch list.” While still considered pass loans (loans given a grade 5), the borrower’s financial condition, cash flow, or operations evidence more than average risk and short term weaknesses. These loans warrant a higher than average level of monitoring, supervision, and attention from the Company, but do not reflect credit weakness trends that weaken or inadequately protect the Company’s credit position. Loans with a grade rating of 5 are not normally acceptable as new credits unless they are adequately secured or carry substantial endorsers/guarantors.

-
Grade 6 – This grade includes “special mention” loans which are loans that are currently protected but are potentially weak. This generally is an interim grade classification and these loans will usually be upgraded to an "acceptable" rating or downgraded to a "substandard" rating within a reasonable time period. Weaknesses in special mention loans may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date. Special mention loans are often loans with weaknesses inherent in the loan origination and loan servicing, and may have some technical deficiencies. The main theme in special mention credits is the distinct probability that the classification will deteriorate to a more adverse class if the noted deficiencies are not addressed by the loan officer or loan management.

-
Grade 7 – This grade includes “substandard” loans which are inadequately supported by the current sound net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that may impair the regular liquidation of the debt. When a loan has been downgraded to "substandard," there exists a distinct possibility that the Company will sustain a loss if the deficiencies are not corrected. Substandard loans also include impaired loans.

-
Grade 8 – This grade includes “doubtful” loans which exhibit the same characteristics as the "substandard" loans. Additionally, loan weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include a proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

-
Grade 9 – This grade includes loans classified “loss” which are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset even though partial recovery may be achieved in the future.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2019 and 2018. The Company did not carry any loans graded as loss at December 31, 2019 or December 31, 2018:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2019
(In thousands)
Grades 1 and 2	$278	$2,806	$—	$—	$3,084
Grade 3	—	981	—	—	981
Grades 4 and 5 – pass	41,757	238,612	126,308	50,234	456,911
Grade 6 – special mention	919	1,608	998	1,279	4,804
Grade 7 – substandard	2,324	1,176	11,478	684	15,662
Grade 8 – doubtful	—	—	—	—	—
Total	$45,278	$245,183	$138,784	$52,197	$481,442

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2018
(In thousands)
Grades 1 and 2	$324	$2,881	$—	$80	$3,285
Grade 3	—	1,028	—	—	1,028
Grades 4 and 5 – pass	53,843	222,970	97,132	60,256	434,201
Grade 6 – special mention	48	2,180	—	—	2,228
Grade 7 – substandard	2,763	389	11,663	813	15,628
Grade 8 – doubtful	—	—	—	—	—
Total	$56,978	$229,448	$108,795	$61,149	$456,370

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following table summarizes the credit risk ratings for consumer related loans and other homogeneous loans for December 31, 2019 and 2018 (in thousands):

	December 31, 2019				December 31, 2018
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total

Not graded	$33,059	$155	$68,752	$101,966	$49,563	$300	$70,990	$120,853
Pass	12,542	18	740	13,300	9,186	21	780	9,987
Special Mention	88	—	386	474	470	—	—	470
Substandard	192	—	—	192	212	—	41	253
Doubtful	—	—	—	—	—	—	—	—
Total	$45,881	$173	$69,878	$115,932	$59,431	$321	$71,811	$131,563

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

Real estate construction and development loans – This segment of loans is considered to have a higher risk profile due to construction and market value issues in conjunction with normal credit risks.

Agricultural loans – This segment is considered to have risks associated with weather, insects, and marketing issues. In addition, concentrations in certain crops or certain agricultural areas can increase risk. Additionally, from time to time, California experiences severe droughts, which can significantly harm the business of customers and the credit quality of the loans to those customers. Water resources and related issues affecting customers are closely monitored. Signs of deterioration within the loan portfolio are also monitored in an effort to manage credit quality and work with borrowers where possible to mitigate any losses.

Installment and student loans (Includes consumer loans, student loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured. Additionally, in the case of student loans, there are increased risks associated with liquidity as there is a significant time lag between funding of a student loan and eventual repayment.

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2019 and 2018 (in thousands).

December 31, 2019	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total

Beginning balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395
Provision (recovery of provision) for credit losses	(421)	(352)	384	(334)	1,163	(420)	20

Charge-offs	—	(16)	—	(36)	(761)	—	(813)
Recoveries	70	65	—	—	171	—	306
Net recoveries (charge-offs)	70	49	—	(36)	(590)	—	(507)

Ending balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908
Period-end amount allocated to:
Loans individually evaluated for impairment	606	283	—	256	—	—	1,145
Loans collectively evaluated for impairment	716	429	2,808	505	2,132	173	6,763
Ending balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908

December 31, 2018	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development	Agricultural	Installment	Unallocated	Total

Beginning balance	$1,408	$1,182	$2,903	$1,631	$887	$1,256	$9,267
Provision (recovery of provision) for credit losses	(739)	(149)	(479)	(500)	766	(663)	(1,764)

Charge-offs	(98)	(47)	—	—	(409)	—	(554)
Recoveries	1,102	29	—	0	315	—	1,446
Net recoveries (charge-offs)	1,004	(18)	—	0	(94)	—	892

Ending balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395
Period-end amount allocated to:
Loans individually evaluated for impairment	787	469	—	520	—	—	1,776
Loans collectively evaluated for impairment	886	546	2,424	611	1,559	593	6,619
Ending balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395

The following summarizes information with respect to the loan balances at December 31, 2019 and 2018.

	December 31, 2019
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and business loans	$1,496	$43,038	$44,534
Government program loans	258	486	744
Total commercial and industrial	1,754	43,524	45,278

Commercial real estate loans	2,083	243,100	245,183
Residential mortgage loans	1,063	44,818	45,881
Home improvement and home equity loans	—	173	173
Total real estate mortgage	3,146	288,091	291,237

Real estate construction and development loans	11,478	127,306	138,784

Agricultural loans	694	51,503	52,197

Installment and student loans	—	69,878	69,878
Total loans	$17,072	$580,302	$597,374

	December 31, 2018
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and business loans	$2,524	$53,405	$55,929
Government program loans	292	757	1,049
Total commercial and industrial	2,816	54,162	56,978

Commercial real estate loans	1,308	228,140	229,448
Residential mortgage loans	2,037	57,394	59,431
Home improvement and home equity loans	—	321	321
Total real estate mortgage	3,345	285,855	289,200

Real estate construction and development loans	11,663	97,132	108,795

Agricultural loans	818	60,331	61,149

Installment and student loans	41	71,770	71,811
Total loans	$18,683	$569,250	$587,933

4.	Student Loans

Included in installment loans are $65,800,000 and $68,221,000 in student loans at December 31, 2019 and 2018 made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency, or fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $4,689,000 at December 31, 2019 and $5,494,000 at December 31, 2018. At December 31, 2019 there were 855 loans within repayment, deferment, and forbearance which represented $24,986,000, $4,392,000, and $10,626,000, respectively. At December 31, 2018, there were 595 loans within repayment, deferment, and forbearance which represented $15,526,000, $1,945,000 and $7,336,000, respectively. Prior to June 2018, the student loan portfolio was insured through a surety bond issued by ReliaMax Surety Company which provided us a reasonable expectation of collection. As such, the allowance calculated for the portfolio was included within the calculation of the general reserves. In June 2018, ReliaMax Surety Company was declared insolvent by the South Dakota Division of Insurance. As a result of this insolvency, the risk inherent in the student loan portfolio was reassessed and the reserve balance for the portfolio was increased. The general reserve balances for the portfolio at December 31, 2019 and December 31, 2018 were $2,091,000 and $1,520,000, respectively. There were no TDRs within the portfolio at December 31, 2019 or 2018. At December 31, 2019, student loans totaling $386,000 were included in the special mention category. At December 31, 2018, no student loans were categorized as special mention.

The following tables summarize the credit quality indicators for outstanding student loans as of December 31, 2019 and December 31, 2018 (in 000's, except for number of borrowers):

	December 31, 2019			December 31, 2018
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	601	$24,198	$4,689	1,056	$42,852	$5,494
Grace	49	1,598	394	23	562	81
Repayment	507	24,986	203	366	15,526	118
Deferment	124	4,392	204	48	1,945	79
Forbearance	224	10,626	188	181	7,336	212
Total	1,505	$65,800	$5,678	1,674	$68,221	$5,984

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the year ended December 31, 2019, $43,000 in accrued interest receivable was reversed due to charge-offs of $740,000 within the student loan portfolio. At December 31, 2018, $26,000 in accrued interest receivable was reversed due to charge-offs of $388,000 within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of December 31, 2019 and December 31, 2018 (in 000's, except for number of borrowers):

	December 31, 2019		December 31, 2018
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	295	$34,277	248	$22,534
31 - 60 days	4	292	2	130
61 - 90 days	7	657	4	140
Greater than 90 days	6	386	1	58
Total	312	$35,612	255	$22,862

5.	Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2019	December 31, 2018
Land	$968	$968
Buildings and improvements	15,868	15,756
Furniture and equipment	9,372	10,492
	26,208	27,216
Less accumulated depreciation and amortization	(16,828)	(17,379)
Total premises and equipment	$9,380	$9,837

The depreciation expense on Company premises and equipment totaled $1,402,000 and $1,352,000, for the years ended December 31, 2019 and 2018, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

6.	Investment in Limited Partnership

The Bank owns limited interests in private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the years ended December 31, 2019 and 2018 was $0 and $25,000 respectively. These limited partnership investments are expected to generate tax credits of approximately $1.8 million over the life of the investment. No tax credits were available for income tax purposes for the years ended December 31, 2019 and 2018.

The Bank owns a 3.13% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital. At December 31, 2019 and December 31, 2018, the total investment in this limited partnership was $2,183,000, and $1,911,000, respectively. The investment was accounted for under the equity method. No income was recognized for the years ended December 31, 2019 and 2018. Remaining unfunded commitments as of December 31, 2019 and 2018 totaled $2,817,000 and $3,089,000, respectively.

7.	Deposits

Deposits include the following:

(In thousands)	December 31, 2019	December 31, 2018
Noninterest-bearing deposits	$311,950	$292,720
Interest-bearing deposits:
NOW and money market accounts	360,934	340,445
Savings accounts	80,078	90,046
Time deposits:
Under $250,000	44,926	60,875
$250,000 and over	20,474	21,557
Total interest-bearing deposits	506,412	512,923
Total deposits	$818,362	$805,643

At December 31, 2019, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2019	December 31, 2018
One year or less	$46,103	$66,407
More than one year, but less than or equal to two years	16,563	12,834
More than two years, but less than or equal to three years	1,617	993
More than three years, but less than or equal to four years	882	1,279
More than four years, but less than or equal to five years	135	819
Greater than five years	100	100
	$65,400	$82,432

Deposit balances representing overdrafts reclassified as loan balances totaled $230,000 and $139,000 as of December 31, 2019 and 2018, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $6,809,000 and $7,222,000 at December 31, 2019 and 2018, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

8.	Short-term Borrowings/Other Borrowings

At December 31, 2019, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $313,445,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $5,815,000. At December 31, 2019, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB) and Union Bank totaling $10,000,000 each and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of December 31, 2019, $6,201,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $462,937,000 in real-estate secured loans were pledged at December 31, 2019, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2019, and for the year then ended, the Company had no outstanding borrowing balances.

The Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $287,446,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $4,119,000 at December 31, 2018. At December 31, 2018, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB) and Union Bank totaling $10,000,000 each and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of December 31, 2018, $4,338,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $421,393,000 in real-estate secured loans were pledged at December 31, 2018, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2018, and for the year then ended, the Company had no outstanding borrowing balances.

9. Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of December 31, 2019, the Company had 12 operating leases and no financing leases.

The components of lease expense were as follows:

Twelve Months Ended
(in 000's)	December 31, 2019
Operating lease expense	$765
Short-term lease expense	—
Variable lease expense	205
Sublease income	—
Total	$970

Supplemental balance sheet information related to leases was as follows:

(in 000's)	December 31, 2019
Operating cash flows from operating leases (for the twelve months ended December, 31 2019)	$741
ROU assets obtained in exchange for new operating lease liabilities	3,944
Weighted-average remaining lease terms in years for operating leases	6.36
Weighted-average discount rate for operating leases	5.15%

Maturities of lease liabilities were as follows:

Twelve Months Ended
(in 000's)	December 31, 2019
2020	$763
2021	653
2022	663
2023	661
2024	501
Thereafter	826
Total undiscounted cash flows	4,067
Less: present value discount	(604)
Present value of net future minimum lease payments	$3,463

As of January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842), which resulted in the recognition of an operating lease right-of-use asset and liability on the Consolidated Balance Sheet. Under the previous accounting standard (Topic 840) the Company recognized total rent expense on land and premises leased under operating leases of $933,000 for the year ended December 31, 2018.

10.	Junior Subordinated Debt/Trust Preferred Securities

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant to ASC 810. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repriced quarterly) of 1.29% over the three-month LIBOR rate (initial coupon rate of 6.65%). Interest is paid quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company pays interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company may redeem the junior subordinated debentures at anytime at par.

The Company elected the fair value measurement option for all the Company’s new junior subordinated debentures issued under USB Capital Trust II.

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company’s $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals were elected, the Company continued to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period, paid all accrued and unpaid interest, and is currently making quarterly interest payments. At December 31, 2019 and 2018, the Company had $104,000 and $113,000, respectively, in accrued and unpaid interest on the junior subordinated debt.

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million, with a recorded value of $10.2 million, as of December 31, 2019.

Effective January 1, 2018, the Company elected ASU 2016-01 which modified the recognition and measurement of Financial Assets and Liabilities. Upon adoption of the standard, the fair value determined for the period was disaggregated and the portion of the total change in the fair value, resulting from a change in the instrument-specific credit risk, was presented separately within other comprehensive income. The remaining change in the fair value determined for the period, resulting from changes in the LIBOR rate, continued to be presented as a component of noninterest income on the consolidated statements of income. At January 1, 2018 a cumulative effect adjustment of $1,482,000 was made to accumulated other comprehensive income.

At December 31, 2019, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with junior subordinated debt. The 4.46% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At December 31, 2019, the total cumulative gain recorded on the debt was $1,760,000.

The net fair value calculation performed as of December 31, 2019 resulted in a pretax loss adjustment of $661,000 ($465,000, net of tax) for the twelve months ended December 31, 2019, compared to a pretax loss adjustment of $392,000 ($276,000, net of tax) for the twelve months ended December 31, 2018. As part of the adoption of ASU 2016-01, for the twelve months ended December 31, 2019, net fair value gains and losses were separately identified as the portion attributed to non-instrument specific credit risk, recognized as a component of noninterest income on the consolidated statements of income, and instrument specific credit risk, recognized in other comprehensive income.

For the twelve months ended December 31, 2019, the net $661,000 fair value loss adjustment was separately presented as a $1,165,000 gain ($821,000, net of tax) recognized on the consolidated statements of income, and a $1,826,000 loss ($1,286,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income.

For the twelve months ended December 31, 2018, the net $392,000 fair value loss adjustment was separately presented as a $424,000 loss ($299,000, net of tax) recognized on the consolidated statements of income, and a $32,000 gain ($23,000, net of tax) associated with the instrument specific credit risk recognized in other comprehensive income.

11.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Credit losses not currently deductible	$1,837	$2,925
Deferred compensation	1,438	1,319
Depreciation	180	178
Accrued reserves	120	95
Write-down on other real estate owned	89	89
Unrealized gain on retirement obligation	285	195
Unrealized loss on available for sale securities	73	155
Interest on nonaccrual loans	336	187
Lease liability	1,021	—
Other	1,499	830
Total deferred tax assets	6,878	5,973
Deferred tax liabilities:
State Tax	(196)	(251)
FHLB dividend	(46)	(46)
Loss on limited partnership investment	(1,014)	(870)
Deferred gain ASC 825 – fair value option	(462)	(91)
Fair value adjustments for purchase accounting	(98)	(98)
Unrealized loss on TRUPs	(91)	(631)
Deferred loan costs	(548)	(695)
Specific reserve charge-offs	—	(54)
Prepaid expenses	(241)	(63)
Right-of-use asset	(991)	—
Total deferred tax liabilities	(3,687)	(2,799)
Net deferred tax assets	$3,191	$3,174

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2019 or December 31, 2018.

Income tax expense for the years ended December 31, consist of the following:

(In thousands)
2019	Federal	State	Total
Current	$3,627	$1,937	$5,564
Deferred	269	264	533
	$3,896	$2,201	$6,097
2018
Current	$3,890	$2,227	$6,117
Deferred	(314)	(471)	(785)
	$3,576	$1,756	$5,332

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State franchise tax, net of federal income tax benefit	8.3	7.2
Other	(0.6)	(0.7)
	28.7%	27.5%

The Company periodically reviews its tax positions under the accounting standards related to uncertainty in income taxes, which defines the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term, “more likely than not," means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority. As of December 31, 2019 and 2018, the Company has no uncertain tax positions.

The Company's 2018 results include the impact of the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate tax system, including a Federal corporate rate change reduction from 34% to 21%. In 2018, the Company applied this newly enacted corporate federal income tax of 21%, resulting in approximately a $986,000 increase to tax expense due to a write-down in the deferred tax asset.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended December 31, 2019 and December 31, 2018 were insignificant.

12.	Stock Based Compensation

Options and restricted stock units and awards have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options, units, and awards granted are service awards, and are based solely upon fulfilling a requisite service period (the vesting period). At December 31, 2019, the Company had two stock based compensation plans.

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

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant. All options granted are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant. Restricted stock awards are granted at the prevailing market price of the Company's stock and typically vest over a five-year period. Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of the common stock on the date of the grant.

Under the 2005 Plan, 34,601 granted options are outstanding and vested (34,601 incentive stock options and 0 nonqualified stock options) as of December 31, 2019. No options were granted under this plan during the year ended December 31, 2019.

Under the 2015 Plan, 95,572 granted stock instruments are outstanding as of December 31, 2019, of which 24,000 are exercisable. Of the 95,572 granted stock instruments, 35,572 are restricted stock units and 60,000 are nonqualified stock options.

A summary of the status of the Company's stock option plan and changes during the year are presented below:

	Shares (a)	Weighted Average Exercise Price
Options outstanding December 31, 2018	94,601	$7.87
Granted during the year	—	—
Exercised during the year	—	—
Forfeited during the year	—	—
Options outstanding December 31, 2019	94,601	$7.87

A summary of the status of the Company's restricted stock and changes during the year are presented below:

	Shares (a)	Weighted Average Grant-Date Fair Value
Non-vested units at December 31, 2018	59,217	$9.77
Granted during the year	3,618	10.33
Vested during the year	27,263	9.61
Forfeited during the year	—	—
Non-vested units at December 31, 2019	35,572	$9.96

Included in total outstanding options at December 31, 2019, are 58,601 exercisable shares at a weighted average price of $6.48, a weighted average remaining contract term of 5.35 years and intrinsic value of $253,000.

Included in salaries and employee benefits for the years ended December 31, 2019 and 2018 is $349,000 and $744,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to any year.

As of December 31, 2019 and 2018 there was $226,000 and $321,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 6.24 years.

A summary of the status of the Company's stock option values and activity is presented below:

	December 31, 2019	December 31, 2018
Weighted average grant-date fair value per share of stock options granted	$—	$—
Weighted average fair value of stock options vested	$90,000	$104,000
Total intrinsic value of stock options exercised	$—	$—

As of December 31, 2019 and 2018 there was $300,000 and $537,000, respectively, of total unrecognized compensation expense related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 5.27 years.

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

The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. The Company granted 3,618 restricted stock units and no stock options during 2019. The Company granted 108,799 restricted stock units and no stock options during 2018.

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

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are immediately 100% vested at the time of contribution.  The Company made matching contributions of $256,000 and $266,000 to the 401(k) Plan for the years ended December 31, 2019 and 2018, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of at least 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 32 years. As of December 31, 2019, the Company maintains a total of 11 Salary Continuation agreements.

The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2019 and 2018, $4,516,000 and $4,141,000, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 2.43% and 3.66%, respectively, and is included in other liabilities on the consolidated balance sheets. Salary continuation expense is included in salaries and benefits expense, and totaled $272,000 and $254,000 for the years ended December 31, 2019 and 2018, respectively.

Included within the 11 total Salary Continuation agreements, the Company entered into three separate agreements with officers of the Bank in 2015. The Company accrues for this salary continuation liability based on anticipated years of service and vesting schedules provided under the individual agreements. The three policies are considered individual contracts, and the Company applies guidance contained in ASC Topic 710. Additionally, the Company purchased company owned life insurance (COLI) policies on the life of the officers in connection with the Salary Continuation agreements. The COLI policy premiums are paid over a seven year period. Life insurance premium expense totaled $37,000 and $43,000 for the years ended December 31, 2019 and 2018.

For the 8 Salary Continuation agreements in place prior to 2015, the Company recognizes in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs, per the guidance contained in ASC Topic 715 “Compensation”. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the Plan. As of December 31, 2019 and 2018, the Company had approximately $675,000 and $459,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the Plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2019 and 2018.

Officer Supplemental Life Insurance Plan

The Company owns Bank-owned life insurance policies (BOLI) and Company-owned life insurance policies (COLI) on certain officers, including those covered under the Salary Continuation Plan, with a portion of the death benefits available to the officers’ beneficiaries.  The BOLI and COLI initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $20,955,000 and $20,244,000 at December 31, 2019 and 2018, and is included on the consolidated balance sheet in cash surrender value of life insurance. These policies resulted in income, net of expense, of approximately $491,000 and $477,000 for the years ended December 31, 2019 and 2018, respectively. Although the Plan remains unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

14.	Commitments and Contingent Liabilities

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

	Contractual amount – December 31,
(In thousands)	2019	2018
Commitments to extend credit	$197,559	$144,643
Standby letters of credit	1,662	1,183

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Substantially all of these commitments are at floating interest rates based on the Prime rate, and most have fixed expiration dates. The Company evaluates each customer's creditworthiness on a case-by-case basis, and the amount of collateral obtained, if deemed necessary, is based on management's credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate, and income-producing properties. Many of the commitments are expected to expire without being drawn upon and, as a result, the total commitment amounts do not necessarily represent future cash requirements of the Company.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2019, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $1,662,000.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material to the financial position of the Company.

15.	Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the guidance provided by ASC Topic 825 “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards No. 107, “Disclosures about Fair

Value of Financial Instruments,”) which requires the disclosure of fair value information for both on- and off-balance sheet financial instruments where it is practicable to estimate that value.

Generally accepted accounting guidance clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This guidance applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3). Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, and reflect the reporting entity’s assumptions regarding the pricing of an asset or liability by a market participant (including assumptions about risk).

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$80,088	$80,088	$3,776	$76,312	$—
Loans	588,646	581,695	—	—	581,695
Accrued interest receivable	8,208	8,208	—	8,208	—
Financial Liabilities:
Deposits:
Noninterest-bearing	311,950	311,950	311,950	—	—
NOW and money market	360,934	360,934	360,934	—	—
Savings	80,078	80,078	80,078	—	—
Time deposits	65,400	65,236	—	—	65,236
Total deposits	818,362	818,198	752,962	—	65,236
Junior subordinated debt	10,808	10,808	—	—	10,808
Accrued interest payable	59	59	—	59	—

December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$70,085	$70,085	$3,659	$66,426	$—
Loans	579,419	566,195	—	—	566,195
Accrued interest receivable	8,341	8,341	—	8,341	—
Financial Liabilities:
Deposits:
Noninterest-bearing	292,720	292,720	292,720	—	—
NOW and money market	340,445	340,445	340,445	—	—
Savings	90,046	90,046	90,046	—	—
Time deposits	82,432	81,745	—	—	81,745
Total deposits	805,643	804,956	723,211	—	81,745
Junior subordinated debt	10,155	10,155	—	—	10,155
Accrued interest payable	57	57	—	57	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. Government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2019.

The following methods and assumptions were used in estimating the fair values of financial instruments measured at fair value on a recurring and non-recurring basis:

Investments Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data is not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond such as a TBA mortgage to determine a price for the security being valued. Changes in fair market value are recorded through other comprehensive income as the securities are available for sale.

Impaired Loans – Fair value measurements for collateral dependent impaired loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by appraisals and observed market prices. Collateral dependent loans are measured for impairment using the fair value of the collateral. Changes are recorded directly as an adjustment to current earnings.

Other Real Estate Owned – Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in the market. For the year ended December 31, 2019, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2019 (in 000’s):

Description of Assets	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$28,699	$—	$28,699	$—
U.S Govt collateralized mortgage obligations	47,613	—	47,613	—
Total AFS securities	76,312	—	76,312	—

Marketable equity securities (2)	3,776	3,776	—	—
Impaired Loans (1):
Real estate mortgage	144	—	—	144
Total impaired loans	144	—	—	144
Total	$80,232	$3,776	$76,312	$144

Description of Liabilities	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,808	$—	$—	$10,808
Total	$10,808	$—	$—	$10,808

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

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the years ended December 31, 2019 and 2018.

The following tables presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2019 and December 31, 2018 (in 000's).

December 31, 2019
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
Real estate mortgage	$144	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	6.00%

December 31, 2018
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
Real estate mortgage	$389	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	9.43%

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period (in 000’s):

	December 31, 2019	December 31, 2018
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,155	$9,730
Total (gains) losses included in earnings	(1,165)	424
Total losses (gains) included in OCI	1,826	(32)
Capitalized interest	(8)	33
Ending balance	$10,808	$10,155
The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(1,165)	$424

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2019 and 2018:

December 31, 2019				December 31, 2018
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	4.46%	Subordinated Debt	Discounted cash flow	Discount Rate	5.86%

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to the entity-specific credit risk. The narrowing of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the negative fair value adjustments.   Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

16.	Regulatory Matters

Capital Adequacy – The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (the “Board of Governors”).  Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the consolidated Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

The following table shows the Company’s and the Bank’s regulatory capital and regulatory capital ratios at December 31, 2019 and 2018 as compared to the applicable capital adequacy guidelines:

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019 (Company):
Total Capital (to Risk Weighted Assets)	$130,936	17.98%	$58,275	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	122,476	16.81%	43,706	6.00%	N/A	N/A
Common Equity Tier 1 (to Risk Weighted Assets)	112,132	15.39%	32,779	4.50%	N/A	N/A
Tier 1 Leverage (to Average Assets)	122,476	12.82%	38,190	4.00%	N/A	N/A
As of December 31, 2019 (Bank):
Total Capital (to Risk Weighted Assets)	$129,485	17.78%	$58,275	8.00%	$72,843	10.00%
Tier 1 Capital (to Risk Weighted Assets)	121,025	16.61%	43,076	6.00%	5,825	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	121,025	16.61%	32,779	4.50%	47,348	6.50%
Tier 1 Leverage (to Average Assets)	121,025	12.83%	37,733	4.00%	47,737	5.00%
As of December 31, 2018 (Company):
Total Capital (to Risk Weighted Assets)	$123,525	17.80%	$55,519	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	114,848	16.55%	41,639	6.00%	N/A	N/A
Common Equity Tier 1 (to Risk Weighted Assets)	105,157	15.15%	31,230	4.50%	N/A	N/A
Tier 1 Leverage (to Average Assets)	114,848	12.15%	35,570	4.00%	N/A	N/A
As of December 31, 2018 (Bank):
Total Capital (to Risk Weighted Assets)	$122,850	17.70%	$55,519	8.00%	$69,399	10.00%
Tier 1 Capital (to Risk Weighted Assets)	114,173	16.45%	41,639	6.00%	55,519	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	114,173	16.45%	31,230	4.50%	45,109	6.50%
Tier 1 Leverage (to Average Assets)	114,173	12.16%	35,570	4.00%	46,963	5.00%

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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until full implementation at 2.5% on January 1, 2019. Institutions that do not maintain the required capital buffer will become subject to progressively most stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to executive management.
Under regulatory guidelines, the $15 million in Trust Preferred Securities issued by USB Capital Trust II in July of 2007 qualifies as Tier 1 capital up to 25% . Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital. During 2015, a redemption of $3.0 million junior subordinated debt took place. The current balance of Trust Preferred Securities is $12 million. As of December 31, 2019, the Company and the Bank meets all capital adequacy requirements to which they are subject.

Dividends – Cash dividends paid to shareholders, if any, are paid by the Company, subject to restrictions set forth in the California Corporations Code and the terms of the Federal Reserve informal supervisory agreement. Dividends paid by the Company during 2019 and 2018 were in the form of cash dividends.

The primary source of funds with which cash dividends are paid to shareholders comes from cash dividends received by the Company from the Bank. The Bank’s ability to pay dividends is subject to the restrictions set forth in the California Financial Code. Under the Financial Code, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the DBO, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. During the year ended December 31, 2019 and December 31, 2018, the Bank paid $8,346,000 and $6,947,000 in cash dividends to the Company. These dividends funded the Company’s operating costs, payments of interest on its junior subordinated debentures, and payments of cash dividends to shareholders.

Cash Restrictions – The Bank is required to maintain average reserve balances with the Federal Reserve. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor, and has been approved by the Federal Reserve Bank.

17.	Supplemental Cash Flow Disclosures

	Year Ended December 31,
(In thousands)	2019	2018
Cash paid during the period for:
Interest	$3,887	$2,690
Income Taxes	5,910	7,060
Noncash activities:
Transfer to other real estate owned	1,008	—
Unrealized (losses) gains on junior subordinated debentures	(1,826)	32
Unrealized gains (losses) on available for sale securities	279	(362)
Unrealized (losses) gains on unrecognized post retirement costs	(307)	5
Stock dividends issued	—	—
Cash dividend declared	1,868	1,859
Adoption of ASU 2016-01: reclassification of TRUPS to accumulated other comprehensive income	—	1,482
Adoption of ASU 2016-01: recognition of previously unrealized losses within CRA Fund	—	184
Adoption of ASU 2016-02: recognition of lease right-of-use (ROU) asset	3,502
Adoption of ASU 2016-02: recognition of lease liability	3,593

18.	Dividends on Common Stock

On March 26, 2019, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 17, 2019, to shareholders of record as of April 8, 2019. Approximately $1,869,000 was transfered from retained earnings to cash to allow for distribution of the dividend to shareholders.

On June 25, 2019, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on July 18, 2019, to shareholders of record as of July 8, 2019. Approximately $1,865,000 was transfered from retained earnings to cash to allow for distribution of the dividend to shareholders.

On September 24, 2019, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on October 18, 2019, to shareholders of record as of October 8, 2019. Approximately $1,865,000 was transfered from retained earnings to other liabilities to allow for distribution of the dividend to shareholders.

On December 17, 2019, the Company's Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on January 14, 2020, to shareholders of record as of January 2, 2020. Approximately $1,868,000 was transfered from retained earnings to other liabilities to allow for distribution of the dividend to shareholders.

During 2018, the Company's Board of Directors declared cash dividends of $0.09, $0.09, $0.10, and $0.11, on March 27, 2018, June 26, 2018, September 25, 2018, and December 18, 2018, respectively.

19.	Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic net income per share computation with the numerator and the denominator of the diluted net income per share computation. Prior year amounts have been restated to reflect the impact of stock dividends.

	Year Ended December 31,
(In thousands, except earnings per share data)	2019	2018
Net income available to common shareholders	$15,172	$14,017
Weighted average shares outstanding	16,951,955	16,899,960
Add: dilutive effect of stock options	32,841	38,812
Weighted average shares outstanding adjusted for potential dilution	16,984,796	16,938,772
Basic earnings per share	$0.90	$0.83
Diluted earnings per share	$0.89	$0.83
Anti-dilutive shares excluded from earnings per share calculation	60,000	84,000

Dilutive income per share includes the effect of stock options, unvested restricted stock awards, and other potentially dilutive securities using the treasury stock method. There is only one form of outstanding common stock. Holders of unvested restricted stock awards do not receive dividends.

20. Common Stock Repurchase Plan

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

The Company did not repurchase any common shares during the years ended December 31, 2019 and 2018.

21.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	December 31, 2019			December 31, 2018
(in 000's)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(372)	$(459)	$1,505	$(248)	$(462)	$—
Reclassifications upon adoption of ASU 2016-01	—	—	—	184	—	1,482
Adjusted beginning balance	(372)	(459)	1,505	(64)	(462)	1,482
Current period comprehensive income (loss)	197	(216)	(1,287)	(308)	3	23
Ending balance	$(175)	$(675)	$218	$(372)	$(459)	$1,505
Accumulated other comprehensive (loss) income			$(632)			$674

22. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2019 and 2018
(In thousands)	2019	2018
Assets
Cash and equivalents	$2,659	$2,297
Investment in bank subsidiary	124,663	117,831
Other assets	2,025	1,153
Total assets	129,347	121,281
Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value)	10,808	10,155
Dividends declared	1,868	1,859
Other liabilities	683	27
Total liabilities	13,359	12,041
Shareholders' Equity:
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 16,953,744 at December 31, 2019 and 16,946,622 at December 31, 2018	58,973	58,624
Retained earnings	57,647	49,942
Accumulated other comprehensive (loss) income	(632)	674
Total shareholders' equity	115,988	109,240
Total liabilities and shareholders' equity	$129,347	$121,281

United Security Bancshares – (parent only)	Year ended December 31,
Income Statements
(In thousands)	2019	2018
Income
Gain (loss) on fair value of junior subordinated debentures	$1,165	$(424)
Dividends from subsidiary	8,346	6,947
Total income	9,511	6,523
Expense
Interest expense	455	422
Other expense	253	359
Total expense	708	781
Income before taxes and equity in undistributed income of subsidiary	8,803	5,742
Income tax expense (benefit)	135	(356)
Undistributed income of subsidiary	6,504	7,919
Net Income	$15,172	$14,017

United Security Bancshares – (parent only)	Year ended December 31,
Statement of Cash Flows
(In thousands)	2019	2018
Cash Flows From Operating Activities
Net income	$15,172	$14,017
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(8,363)	(9,145)
Provision for deferred income taxes	343	(111)
(Gain) loss on fair value of junior subordinated debentures	(1,165)	424
Decrease in income tax receivable	30	144
Net change in other assets	(56)	44
Net cash provided by operating activities	5,961	5,373
Cash Flows From Financing Activities
Dividends paid	(5,599)	(4,732)
Net cash used in by financing activities	(5,599)	(4,732)
Net increase in cash and cash equivalents	362	641
Cash and cash equivalents at beginning of year	2,297	1,656
Cash and cash equivalents at end of year	$2,659	$2,297

23. Summary of Quarterly Results of Operations (unaudited)
The following table sets forth the results of operations for the four quarters of 2019 and 2018, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2019 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest income:
Loans, including fees	$8,292	$8,648	$8,443	$8,642
Investment securities, interest bearing cash at Banks	1,266	1,769	1,868	1,775
Total interest income	9,558	10,417	10,311	10,417
Interest expense	862	1,061	1,008	957
Net interest income	8,696	9,356	9,303	9,460
Provision for credit losses	5	5	4	6
Net interest income after provision for credit losses	8,691	9,351	9,299	9,454
Noninterest income	647	1,853	1,729	1,523
Noninterest expense	5,335	5,335	5,262	5,347
Income before provision for taxes	4,003	5,869	5,766	5,630
Provision for taxes on income	1,108	1,696	1,669	1,623
Net income	$2,895	$4,173	$4,097	$4,007
Net income per common share
Basic	$0.17	$0.25	$0.24	$0.24
Diluted	$0.17	$0.25	$0.24	$0.24

	2018 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest income:
Loans, including fees	$8,269	$8,397	$7,491	$8,226
Investment securities, interest bearing cash at Banks	1,552	1,157	946	577
Total interest income	9,821	9,554	8,437	8,803
Interest expense	876	691	659	477
Net interest income	8,945	8,863	7,778	8,326
Recovery of provision for credit losses	(65)	(373)	(1,136)	(189)
Net interest income after recovery of provision for credit losses	9,010	9,236	8,914	8,515
Noninterest income	1,665	849	1,170	923
Noninterest expense	5,473	5,143	5,318	5,000
Income before provision for taxes	5,202	4,942	4,766	4,438
Provision for taxes on income	1,254	1,424	1,373	1,280
Net income	$3,948	$3,518	$3,393	$3,158
Net income per common share
Basic	$0.23	$0.21	$0.20	$0.19
Diluted	$0.23	$0.21	$0.20	$0.19

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s management has determined that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2019. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2019.
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Moss Adams LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

Item 9B. Other Information

  None.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to General Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement.

Item 14 - Principal Accounting Fees and Services

Pursuant to General Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements

The following Consolidated Financial Statements are set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2019 and 2018

Consolidated Statements of Income - Years Ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2019 and 2018

Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows - Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(a)(2)           Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (5)

10.3	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (2)

10.4	Amended and Restated Change in Control Agreement for David Eytcheson (5)

10.5	USB 2005 Stock Option Plan (3)

10.6	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.7	Executive Salary Continuation Agreement for Bhavneet Gill (5)

10.8	Change in Control Agreement for Bhavneet Gill (5)

10.9	Executive Salary Continuation Agreement for William Yarbenet (5)

10.10	Change in Control Agreement for William Yarbenet (5)

10.11	Employment Agreement for William Yarbenet (5)

10.12	Change in Control Agreement for Robert Oberg (6)

11.1	Computation of earnings per share

See Note 19 to Consolidated Financial Statements set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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
(6) Previously filed on March 1, 2019 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2018 (file number 000-32897).

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

United Security Bancshares

February 28, 2020	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

February 28, 2020	/S/ Bhavneet Gill
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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	February 28, 2020	/s/ Stanley J. Cavalla
Director

Date:	February 28, 2020	/s/ Tom Ellithorpe
Director

Date:	February 28, 2020	/s/ Benjamin Mackovak
Director

Date:	February 28, 2020	/s/ Robert M. Mochizuki
Director

Date:	February 28, 2020	/s/ Kenneth D. Newby
Director

Date:	February 28, 2020	/s/ Sue Quigley
Director

Date:	February 28, 2020	/s/ Mike Woolf
Director

Date:	February 28, 2020	/s/ Nabeel Mahmood
Director

Date:	February 28, 2020	/s/ Brian Tkacz
Director