Form 10-K/A
period 2019-12-31
UNITED SECURITY BANCSHARES
filed 2020-04-29
CIK 1137547

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
Shares outstanding as of March 31, 2020:   16,974,235
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment") amends the original Annual Report on Form 10-K of United Security Bancshares. ( “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission on February 28, 2020 (the "Original Report"). This Amendment is being filed solely to include responses to the items required by Part III and Part IV of Form 10-K to be filed as part of the Original Report as the definitive proxy statement will not be filed within 120 days of the fiscal year ended December 31, 2019. The definitive proxy statement will be filed at a later date as the Company's Annual Meeting of Shareholders has been postponed due to the COVID-19 pandemic. Except as set forth in this Amendment, no other changes have been made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report and does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 29, 2020 in connection with this Amendment and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 29, 2020 .

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The directors are appointed for one-year terms to hold office until the next annual meeting of the shareholders or until removed from office in accordance with the Company's bylaws. The Company's officers are appointed by the Board of Directors (the "Board") and hold office until removed by the Board, subject to their respective employment agreements. There are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them are appointed as officers or elected as directors.

Below is information regarding the members of the Company's Board:

Dennis R. Woods, 72, was appointed to serve as the Chairman of the Board in 2001. Mr. Woods is the founding chairman of United Security Bank (the "Bank"), and assumed the additional duties of President and CEO in 1993. Prior to the inception of the Bank, Mr. Woods was the President and CEO and a 50% shareowner of a wholesale and retail food distribution company, Hestbeck’s Incorporated, for over 20 years. Mr. Woods has also been active in real estate investment, including ownership of commercial warehouses, apartments and residential real estate for more than 30 years.  Additionally, Mr. Woods has been involved with the development and cultivation of pistachio and almond farms from 1980 to present.  Mr. Woods has continuously served on the boards of directors of a number of for profit and non-profit organizations such as Hestbeck’s Incorporated; Pacific Coast Bankers Bank; California State University Fresno Bulldog Foundation; State Center Community College; United Way of Fresno County; Northern California Loan Fund Advisory and Denwoods Farm Company. Mr. Wood's background in various businesses qualifies him for service as a director.

Stanley J. Cavalla, 69, was appointed to serve as a member of the Board of the Directors of the Company in 2001. Mr. Cavalla has lived in Fresno County for over 60 years.  He is President of Suburban Steel, Inc. and Vice President of Tri State Stairway Corp.  He is active in Fresno County as a businessman and farmer.  Mr. Cavalla’s relevant experience as an executive in managing and operating manufacturing and farming businesses within the Company’s market area, qualifies him for service as a director.

Tom Ellithorpe, 77, was appointed to serve as a member of the Board of the Directors of the Company in 2001. Mr. Ellithorpe has lived in Fresno, California for nearly 55 years. He is the owner of Insurance Buying Service. He is active in the Fresno community as an insurance broker, and has been involved in the California insurance industry since 1972. He has also been involved in a number of business ventures in the Company’s market area including agricultural ventures. Mr. Ellithorpe’s relevant experience as an executive in the insurance industry and his understanding of risk management qualifies him for service as a director.

Benjamin Mackovak, 39, was appointed to serve as a member of the Board of the Directors of the Company in 2017. Mr. Mackovak has over 15 years of experience as an institutional investor in the public equity market. He is the Co-Founder and Managing Member of Strategic Value Bank Partners, an investment partnership specializing in community banks. Mr. Mackovak currently serves as a director for a community bank located in Colorado and a community bank located in South Carolina. He earned his MBA from the University of Virginia’s Darden Graduate School of Business and a BA from Kent State University, where he graduated magna cum laude. Mr. Mackovak’s relevant experience as an institutional investor, bank director, and board observer, combined with his knowledge of corporate governance of publicly traded companies, asset management, and capital markets qualifies him for service as a director.

Nabeel Mahmood, 42, was appointed to serve as a member of the Board of the Directors of the Company in 2017. Mr. Mahmood brings over 20 years of experience leading large-scale global technology organizations for companies experiencing robust growth through M&A, global expansion, implementing new business models and technology innovation.  His expertise includes leading organizations through transformational changes, connecting IT to the needs of the business, technology innovation, Big Data, Cloud, ERP, IoT, RPA, Mobility and Data Centers.  Mr. Mahmood’s relevant experience as a Technologist, Executive and member of various boards qualify him for service as a director.

Robert M. Mochizuki, M.D., 71, was appointed to serve as a member of the Board of the Directors of the Company in 2004. Dr. Mochizuki serves as the lead independent director. Dr. Mochizuki is a long-term resident of the Fresno community.  He is an orthopedic surgeon and President of Arthroscopic Surgery Associates Corp, a practice which he began solo in 1980 and which, through partnership formation and mergers, has grown into a large group of surgeons and employees and includes ownership of an ancillary surgery center. He is active in the Fresno community as a practicing orthopedic surgeon affiliated with Saint Agnes Medical Center, Fresno Surgical Hospital and Summit Surgery Center.  From 1982 to present, Dr. Mochizuki has also been involved in the development of local real estate including multiple commercial and residential projects. Dr. Mochizuki’s relevant experience in investments and managing and operating different businesses qualifies him for service as a director.

Kenneth D. Newby, 74, was appointed to serve as a member of the Board of the Directors of the Company in 2014. Mr. Newby is a well-respected Certified Public Accountant with long-standing ties to the community. He has been self-employed as a financial consultant in Fresno, California since June 2008. Previously, he worked as a manager and a partner with the public accounting firm of Deloitte & Touche, LLP. Mr. Newby is a graduate of the California State University, Fresno, where he received his Bachelor of Science in Business Administration and Accounting in 1972. Mr. Newby's relevant experience as a certified public accountant and knowledge of auditing, accounting and finance qualifies him for service as a director.

Susan Quigley, 75, was appointed to serve as a member of the Board of the Directors of the Company in 2017. Ms. Quigley is a long-term resident of the Fresno community. She served as an Audit Managing Director for Deloitte & Touche, LLP until her retirement in 2010. While at Deloitte she audited companies in many industries, including agribusiness, banking and hospitals. She has made many presentations to boards of various companies. Ms. Quigley is currently a member of the board of directors of the National Raisin Company, a private raisin processor. She is also a member of the board of directors of the Boys and Girls Club of Fresno County and a Master Gardener. Ms. Quigley’s relevant experience in auditing and finance and as a member of various boards qualifies her for service as a director.

Brian Tkacz, 43, was appointed to serve as a member of the Board of the Directors of the Company in 2017. Mr. Tkacz has over 16 years of experience in large-scale information technology strategy and delivery roles. He is a Senior Director of Global IT Managed Services at Markel Corporation, a holding company for insurance, reinsurance, and investment operations around the world. He earned an MBA from the University of Virginia’s Darden Graduate School of Business and a BS in Managerial Economics from Cornell University. Mr. Tkacz’s relevant experience as a business leader, general manager, and successful P&L owner in the financial services and insurance industries, combined with his understanding of analytical problem solving and defining and executing business strategies, qualifies him for service as a director.

Michael Woolf, D.D.S., 64, was appointed to serve as a member of the Board of the Directors of the Company in 2005. Dr. Woolf has lived in Fresno, California, for over 50 years.  He is a practicing dentist, but he has also been active in the Fresno community as a farmer.  He is currently a 1/6th owner of Woolf Enterprises, a diversified foods grower and processing operation. Dr. Woolf has also served on various professional and community organization boards including Fresno Madera Dental Society, Western Pistachio Association, Fresno Metropolitan Museum Trustees and Carden Private School. Dr. Woolf’s relevant experience as a dentist, farmer, member of various boards, and his understanding of the community qualifies him for service as a director.

There are no family relationships between or among any of our executive officers and directors.

Board Leadership Structure

The Board is led by Dennis Woods, the Chairman of the Board, President and Chief Executive Officer. The decision as to who should serve as Chairman of the Board, and who should serve as Chief Executive Officer, and whether those offices should be combined or separate, is properly the responsibility of the Board. The members of the Board possess considerable experience and unique knowledge of the challenges and opportunities we face, and are in the best position to evaluate the Company's needs and how best to organize the capabilities of the directors and senior officers to meet those needs. The Board believes that the most effective leadership structure entails Mr. Wood's continued service as both Chairman of the Board and Chief Executive Officer. Mr. Woods was the founding Chairman of the Bank and has been the Company’s Chairman of the Board and Chief Executive Officer since 2001. The Board believes that he is uniquely qualified through his experience and expertise to be the person who generally sets the agenda for, and leads discussions of, strategic issues for the Board. He was one of the key individuals behind the Company's formation and his leadership was instrumental in the drafting and implementing of the Company's strategic plan as well as its mission and vision statements. Mr. Wood’s leadership, as both the Chairman of the Board and as the Chief Executive Officer, continues to ensure that we remain dedicated to and focused on the Company's mission.

The Board has an Executive Committee and other committees through which the Board accomplishes most of its corporate governance role, including new director and succession planning. Some of the committees are chartered to undertake significant activities and are made up entirely of independent directors.

In addition, the independent directors participated in twelve executive sessions during the year, in which the Chairman of the Board and Chief Executive Officer does not participate. Any independent director may request additional executive sessions at any meeting. The executive sessions are led by the executive session facilitator, who is an independent director recommended by the Corporate Governance / Nominating Committee and appointed by the Board. The executive session facilitator is responsible for setting the agenda for executive sessions and leading them. The current executive session facilitator is Lead Director, Robert M. Mochizuki.

Executive Officers

Below is information regarding each of the Company's executive officers, including their title, age, and date they became an officer of the Company or the Bank.

Executive Officer	Age	Position and Principal Occupation For the Past Five Years
Dennis R. Woods	72	President and Chief Executive Officer of United Security Bancshares and United Security Bank since 1993.
David L. Eytcheson	79	Senior Vice President and Chief Operating Officer of United Security Bancshares and United Security Bank since 1997.
Bhavneet Gill	35	Senior Vice President and Chief Financial Officer at United Security Bank since March of 2015. Served as Vice President and Controller of United Security Bank from May 2013 to March 2015.
Robert Oberg	59
Senior Vice President and Chief Risk Officer at United Security Bank since October of 2018. Previously served as a consultant advising commercial and investment banks and their senior management to address regulatory challenges, operations and risk/reward performance assessments.

William Yarbenet	61	Senior Vice President and Chief Credit Officer of United Security Bank since July 2013.

Corporate Governance Principles and Code of Ethics

Corporate Governance Guidelines

The Company is committed to having sound corporate governance principles that are important to the way the Company manages its business and to maintaining the Company's integrity in the marketplace. The Company's Corporate Governance Principles are available at https://www.unitedsecuritybank.com/corporate-governance-principles and its Code of Business Conduct and Ethics s available at https://www.unitedsecuritybank.com/code-of-business-conduct-and-ethics. The Corporate Governance Principals and the Code of Business Conduct and Ethics applies to all directors, executive officers and employees of the Company and the Bank.

Board of Directors and Committees of the Company

The Board oversees its business and monitors the performance of management. In accordance with Corporate Governance Principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through, among other things, discussions with the Chief Executive Officer, other key executives and principal outside advisers (legal counsel, outside auditors, and other consultants), by reading reports and other materials provided by the Company, and by participating in board and committee meetings.

During 2019, the Board held 12 meetings. During 2019, no director attended less than 75% of all Board meetings and the meetings of any committee of the Board on which he or she served. While the Company does not have a policy regarding director attendance at each Annual Meeting of Shareholders, a majority of the Company's Board attended the 2019 Annual Meeting of Shareholders.

In 2019, the Board had the following committees: ALCO, Audit Committee, Compensation Committee, Corporate Governance/Nominating Committee, IT Committee, Loan Committee, and 401K Committee.

The composition and responsibilities of the Audit Committee, Compensation Committee, and Corporate Governances/Nominating Committee are described below. Members will serve on these committees until their resignation or until as otherwise determined by the Board.

Audit Committee

During 2019, the Audit Committee consisted of Mr. Newby (Chairman), Mr. Ellithorpe, Mr. Mahmood, and Ms. Quigley, all of whom are independent as defined by the applicable Nasdaq Listing Rules and SEC rules. Mr. Newby and Ms. Quigley are deemed by the Company to be audit committee financial experts pursuant to the applicable rules and regulations of the SEC.  Mr. Newby and Ms. Quigley have an understanding of generally accepted accounting principles (GAAP) and have the ability and experience to prepare, audit, evaluate and analyze financial statements which present the breadth and level of complexity of issues that are reasonably expected to be raised by the Company’s financial statements.

The Audit Committee oversees the Company’s corporate accounting and reporting practices and the quality and integrity of the Company’s financial statements and reports; selects, hires, oversees and terminates the Company’s independent auditors; monitors the Company’s independent auditors’ qualifications, independence and performance; monitors the Company and its affiliates’ compliance with legal and regulatory requirements; and oversees all internal auditing functions and controls. During 2019, the Audit Committee met eleven (11) times.

The Board has adopted a written charter for the Audit Committee which is available on the Company’s website at www.unitedsecuritybank.com. Click “About Us” and then “Governance.”

Compensation Committee

The Compensation Committee consists of three (3) directors, all of whom are independent as defined by the applicable Nasdaq Listing Rules and SEC rules.  The members of the Compensation Committee are Dr. Mochizuki, Mr. Mackovak, and Mr. Woolf.  The Compensation Committee reviews human resource policies, establishes the compensation for the Chief Executive Officer and other executive officers, reviews salary recommendations, grants stock based compensation and approves other personnel matters, which are in excess of management’s authority.  The Compensation Committee met four (4) times in 2019.

None of the Company's executive officers currently serves, or in the past fiscal year has served, as a member of the Board or Compensation Committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. No member of the Compensation Committee serves or has served as an officer or employee of the Company during the prior three years. The charter of the Compensation Committee can be found on the Company’s website at http://www.unitedsecuritybank.com.  Click “About Us” and then “Governance.”

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee consists of Mr. Ellithorpe, Dr. Mochizuki, and Dr. Woolf, all of whom are independent as defined by the applicable Nasdaq Listing Rules and SEC rules. The Corporate Governance/Nominating Committee is responsible for assisting the Board in director selection, as well as review and consideration of developments in corporate governance practices. This committee will also review director nominees submitted by shareholders. The Corporate Governance/Nominating Committee is responsible for annually reviewing and evaluating, in conjunction with the Board, the appropriate skills and characteristics required for Board members in the context of the current composition of the Board and the Company's goals for nominees to the Board, including nominees who are current directors. The Corporate Governance/Nominating Committee met four (4) times during 2019.

The charter of the Corporate Governance/Nominating Committee can be found on the Company’s website at http://www.unitedsecuritybank.com.  Click “About Us” and then “Governance.”

Shareholder Communications with the Board

Shareholders who wish to communicate with the Board as a whole, or with an individual director, may do so by emailing the Board at roberg@unitedsecuritybank.com.

Board Role in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. The Company faces a number of risks, including economic risks, environmental and regulatory risks and others, such as the impact of competition. Management is responsible for the day-to-day management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The Audit Committee engages in periodic discussions with the Chief Risk Officer, the Company's executive officers and other Company officers as the Audit Committee may deem appropriate related to risk management. In addition, each Board committee has been assigned oversight responsibility for specific areas of risk and risk management to be included as an agenda topic at all regular committee meetings. The committees consider risks within their areas of responsibility; for instance the Compensation Committee considers risks that may result from changes in compensations programs.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and certain executive officers and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  The Reporting Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from the Reporting Persons that no Forms 4 or 5 were required for those persons, the Company believes that during 2019 the Reporting Persons complied with all filing requirements applicable to them, except for Mr. Woods and Mr. Oberg, who each filed one late Form 4.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following tables sets forth, for the fiscal years ended December 31, 2019 and 2018 compensation information for services in all capacities to the Company’s executive officers who served as: (i) the Company’s principal executive officer; (ii) the Chief Financial Officer, and (iii) the other most highly compensated executive officers who were serving as executive officers at the end of 2019 and whose total compensation in 2019 exceeded $100,000 (collectively, the “Named Executive Officers”). At
December 31, 2019, there were no other executive officers of the Company.

Summary Compensation
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Non-Qualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($)(6)	Total Compensation ($)
Dennis R. Woods, President & CEO	2019	575,774	—	—	99,348	98,830	67,754	841,706
	2018	564,303	—	114,400	64,535	(45,461)	69,519	767,296
Dave Eytcheson, Senior Vice President & COO	2019	222,269	—	—	34,151	49,415	33,105	338,940
	2018	205,795	—	114,400	11,092	(22,730)	37,007	345,564
Bhavneet Gill, Senior Vice President & CFO	2019	218,136	—	—	38,402	24,774	24,599	305,911
	2018	220,878	—	114,400	17,609	23,627	25,863	402,377
Robert Oberg, Senior Vice President & CRO (7)	2019	182,064	—	—	36,000	N/A	12,649	230,713
	2018	38,016	—	251,374	6,375	N/A	3,157	298,922
William Yarbenet, Senior Vice President & CCO	2019	241,857	—	—	32,535	71,174	39,647	385,213
	2018	233,965	—	114,400	18,115	67,879	40,529	474,888

(1) Includes compensation for accrued personal days not used (maximum 5 days) plus imputed income for life insurance provided by the Company in excess of $50,000 of coverage.
(2) Represents the grant date fair value determined in accordance with FASB ASC Topic 718, using the valuation assumptions described in the “Notes to the Consolidated Financial Statements” section of the Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. On February 27, 2018, each NEO, except for Mr. Oberg, was granted 1,000 RSUs with immediate vesting and 10,000 RSUs that vest equally over a three-year period beginning December 31, 2018. On October 23, 2018, Mr. Oberg was granted 17,374 RSUs that vest equally over a five-year period. On December 18, 2018, Mr. Oberg was granted 6,667 RSUs that vest equally over two years beginning December 31, 2019.

(3) Reflects the dollar amount recognized for financial statement report purposes for the fiscal years ended December 31, in accordance with FAS 123(R), of awards pursuant to the Company’s Stock Option Plan. Assumptions used in the calculation of these amounts are included the Company’s audited consolidated financial statements for the fiscal years ended December 31 included in the Company’s Annual Report on Form 10-K.

4) The amounts shown for 2019 reflect payments made under the terms of the Annual Incentive Plan for 2019 performance, and in each case paid in the first quarter of 2020.
(5) The amounts shown for 2019 represent only the aggregate change in the actuarial present value of the accumulated benefit under each NEO's supplemental executive retirement plan salary continuation agreement from December 31, 2018 to December 31, 2019. The amounts are established by the Company determined using interest rate assumptions consistent with those used in the Company’s financial statements.

(6) See following table for details of All Other Compensation column amounts.
(7) Mr. Oberg's employment began October 1, 2018.

All Other Compensation

Name and Principal Position	Year	Auto ($)	Club Membership ($)	401(k) ($)	Health Insurance ($)	Director Fees ($)	SERP - Medicare Tax ($)	Total ($)
Dennis R. Woods, President & CEO	2019	18,025	3,600	11,200	12,829	22,100	—	67,754
	2018	13,821	11,700	11,000	12,598	20,400	—	69,519
Dave Eytcheson, Senior Vice President & COO	2019	12,175	—	8,099	12,831	—	—	33,105
	2018	16,446	—	8,263	12,298	—	—	37,007
Bhavneet Gill, Senior Vice President & CFO	2019	—	—	9,203	15,396	—	—	24,599
	2018	—	—	11,000	14,863	—	—	25,863
Robert Oberg, Senior Vice President & CRO (1)	2019	—	—	—	12,649	—	—	12,649
	2018	—	—	—	3,157	—	—	3,157
William Yarbenet, Senior Vice President & CCO	2019	18,254	—	10,200	11,194	—	—	39,648
	2018	18,859	—	11,000	10,670	—	—	40,529
(1) Mr. Oberg's employment began October 1, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding the holdings of all equity awards by the Company's Named Executive Officers as of December 31, 2019.

	Option Awards					Stock Units
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of securities Underlying Unexercised Unearned Options (#)	Option exercise price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dennis Woods	—	—	—			3,334	(1)	35,774	—	—
Dave Eytcheson	—	—	—			3,334	(1)	35,774	—	—
Bhavneet Gill	5,579	—		$5.22	8/26/2024	3,004	(2)	32,233	—	—
						3,334	(1)	35,774
Robert Oberg	—	—	—			13,898	(2)	149,126	—	—
						3,334	(1)	35,774
William Yarbenet	29,022	—	—	$3.68	7/23/2023	3,334	(1)	35,774	—	—
(1) The RSUs vest on December 31, 2020.
(2) The RSUs vest on May 20, 2020.
(3) The RSUs vest in four equal annual installments on October 23, 2020, 2021, 2022 and 2023.
(4) The value of shares underlying unvested RSUs based on the closing price of the Company's common stock on December 31, 2019.

Option Exercises and Stock Vested
The following table presents information about the stock options that were exercised by, and the restricted stock that vested for, each of the Named Executive Officers during 2019.

	Option Awards		Stock Units
Named Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Dennis Woods	—	—	3,333	35,763
Dave Eytcheson	—	—	3,333	35,763
Bhavneet Gill	—	—	6,337	67,215
Robert Oberg	—	—	6,809	71,729
William Yarbenet	—	—	3,333	35,763
(1) The aggregate dollar value realized represents the value of shares received upon vesting of a restricted stock unit.

401(k) Plan

The Company has established a contributory 401(k) defined contribution plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows eligible employees to contribute a portion of their income to a trust on a tax-favored basis. All employees of the Company and/or the Bank are eligible to participate in the 401(k) Plan upon the first day of the month after completing three (3) months of service. Participants are automatically vested 100% in all participant contributions which may be invested in any of several authorized investments. The Company also matches participant contributions up to 4% of their eligible annual compensation. During 2019, the Company reserved $256,000 to match all employee contributions to the 401(k) Plan, of which $39,000 was reserved to match contributions of the Company’s Named Executive Officers and is included as “All Other Compensation” in the Summary Compensation Table above.

Supplemental Executive Retirement Plan

The Board has determined that it is in the best interest of the Company and its shareholders to provide appropriate incentives to key employees, including certain Named Executive Officers, to remain with the Company and become long-term loyal leaders. As part of these incentives, the Company has established and sponsors a supplemental executive retirement plan (“SERP”) pursuant to which the Company has agreed to provide supplemental retirement income to key employees, including certain Named Executive and their families, if certain pre-agreed eligibility and vesting conditions are met. The primary condition to the vesting of benefits under the Company’s SERP is the long-term service to the Company. Therefore, vesting is set pro-rata for each year over the term of the SERP.  Prior service credit for any newly hired executive is not permitted, except in the discretion of the Compensation Committee, which oversees the management of the SERP.  The expected annual payment under the SERP is limited to not more than 50% of the annual base salary of the executive officer at the time of entering into the SERP.  The Compensation Committee may increase the annual payment amount of the SERP to 50% of the annual base salary averaged over the last five years of the executive officer’s employment with the Company. The Compensation Committee may also approve a split dollar agreement related to the SERP of an executive officer, and determine the terms of such split dollar agreement including the treatment of imputed income of such split dollar agreement to the executive officer and any gross up of taxes associated with the imputed income.  Prior to providing any SERP to an executive officer, the Compensation Committee will prepare and analyze the accounting and tax effects of any SERP to the Company.

Dennis R. Woods, the Company’s President and Chief Executive Officer, commenced participation in the Company’s SERP in June 1996 and by June 2007, all benefits under his SERP have fully vested and can be drawn on by Mr. Woods upon his retirement. Under the terms of his SERP, Mr. Woods will be entitled to compensation for 15 years at $100,000 per year.

David L. Eytcheson, the Company’s Chief Operating Officer, commenced participation in the Company’s SERP in January 1997 and by January 2008, all benefits under his SERP have fully vested and can be drawn on by Mr. Eytcheson upon his retirement. Under the terms of his SERP, Mr. Eytcheson will be entitled to compensation for 15 years at $50,000 per year. William Yarbenet, the Company's Chief Credit Officer, and Bhavneet Gill, the Company's Chief Financial Officer, commenced participation in the Company's SERP in August 2015. Mr. Yarbenet will be fully vested in August 2025 and will be entitled to compensation of $60,500 per year for life. Ms. Gill will be fully vested in August 2047 and will be entitled to compensation of $103,500 per year for life. Mr. Oberg will be eligible to participate in the SERP in October 2020, after completing two years of employment with the Company.

The SERP also provides that benefits be paid to the executive officers’ beneficiaries in the event of their deaths. The Company’s obligation to pay begins in the month following death. The Company purchases single-premium life insurance policies for each SERP issued to protect the Company for this eventuality. The life insurance policies accrue tax-free income to the Company. The policies can remain in effect until the executive is deceased, even after all benefits under the SERP have been paid or can be liquidated at the option of the Company at the cash surrender value. The death benefit is designed to return to the Company the cost of the SERP expense and the cash value of the insurance is carried on its books as an asset.

The following table provides certain information regarding the retirement benefits to the Named Executive Officers.

Pension Benefits
Named Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Dennis R. Woods	SERP	23	1,239,811	—
Dave Eytcheson	SERP	22	619,905	—
Bhavneet Gill	SERP	5	100,570	—
William Yarbenet	SERP	5	290,401	—
(1) Present value of benefit earned in accordance with FAS 106. (See Note 13 to the Company’s financial statements included in the Original Report).

Employment Agreements

On April 28, 2015, the Bank entered into an employment agreement with Mr. Dennis R. Woods for his service as President and Chief Executive Officer of the Bank with an annual base salary of $499,392. The term of the employment agreement originally terminated on December 31, 2017 but, subject to early termination, renews for successive one-year terms unless prior notice of non-renewal is given by either party on an annual basis. Accordingly, Mr. Woods’ employment agreement now terminates on December 31, 2022. The Board of Directors of the Bank may from time to time review Mr. Woods’ base salary and, in its sole discretion, may increase the base salary. Mr. Woods may also receive discretionary bonuses, if any, as determined by the Board of Directors of the Bank and is eligible to earn incentive bonuses pursuant to any programs developed and implemented by the Bank. The employment agreement provides that, in the event of involuntary termination without cause or voluntary termination for Good Cause (as defined), Mr. Woods would continue to receive his base salary for twenty-four (24) months after such event, plus continuation of his group medical insurance benefits or payment of COBRA continuation benefits for twenty-four (24) months; provided, however, if Mr. Woods is terminated within one year following a change in control (as defined), he would be entitled to receive a lump sum payment equal to thirty-six (36) months’ then current base salary plus continuation of group medical insurance benefits or payment of COBRA continuation benefits for thirty-six (36) months. Payments made in connection with a change in control would be reduced, if necessary, to ensure that no payments constitute an excess parachute payment under Internal Revenue Code Section 280G.

On April 28, 2015, the Bank entered into an employment agreement with Mr. William M. Yarbenet for his service as Senior Vice President and Chief Credit Officer of the Bank with an annual base salary of $210,272. The term of the employment agreement originally terminated on December 31, 2017 but, subject to early termination, renews for successive one-year terms unless prior notice of non-renewal is given by either party on an annual basis. Accordingly, Mr. Yarbenet’s employment agreement now terminates on December 31, 2021. The Board of Directors of the Bank may from time to time review Mr. Yarbenet’s base salary and, in its sole discretion, may increase the base salary. Mr. Yarbenet may also receive discretionary bonuses, if any, as determined by the Board of Directors of the Bank and is eligible to earn incentive bonuses pursuant to any programs developed and implemented by the Bank. The employment agreement provides that, in the event of involuntary termination without cause or voluntary termination for Good Cause (as defined), Mr. Yarbenet would continue to receive his base salary for twelve (12) months after such event plus continuation of his group medical insurance benefits or payment of COBRA continuation benefits for twelve (12) months; provided, however, if Mr. Yarbenet is terminated within one year following a change in control (as defined), he would be entitled to receive a lump sum payment equal to twenty-four (24) months’ then current base salary plus continuation of group medical insurance benefits or payment of COBRA continuation benefits for twenty-four (24) months. Payments made in connection with a change in control would be reduced, if necessary, to ensure that no payments constitute an excess parachute payment under Internal Revenue Code Section 280G.

Executive Change in Control Agreements

On February 24, 2015, the Bank entered into a change in control agreements with Mr. David Eytcheson and Ms. Bhavneet Gill. If within twelve (12) months following a change in control (as defined), including in anticipation of a change in control, NEO’s employment is terminated without cause (as defined) or NEO terminates employment for good reason (as defined), the Company will pay NEO a lump sum severance payment in an amount equal to the sum of (i) twelve (12) months of base salary that is in effect at the time immediately preceding the termination of employment without cause or for good reason and (ii) the amount of the bonus paid for the preceding calendar year. Payments made in connection with a change in control would be reduced, if necessary, to ensure that no payments constitute an excess parachute payment under Internal Revenue Code Section 280G.

On October 23, 2018, the Bank entered into a change in control agreements with Mr. Robert Oberg. If within twelve (12) months following a change in control (as defined), including in anticipation of a change in control, Mr. Oberg's employment is terminated without cause (as defined) or he terminates employment for good reason (as defined), the Company will pay him a lump sum severance payment in an amount equal to the sum of (i) twelve (12) months of his base salary that is in effect at the time immediately preceding the termination of employment without cause or for good reason and (ii) the amount of the bonus paid for the preceding calendar year. Payments made in connection with a change in control would be reduced, if necessary, to ensure that no payments constitute an excess parachute payment under Internal Revenue Code Section 280G.

Director Compensation

The following table shows compensation paid or accrued for the fiscal year 2019 to the Company’s non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Cavalla	20,017	—	—	—	—	—	20,017
Tom Ellithorpe	45,090	—	—	—	—	—	45,090
Benjamin Mackovak	39,220	—	—	—	—	—	39,220
Nabeel Mahmood	43,988	—	—	—	—	—	43,988
Robert Mochizuki, M.D., Lead Director	28,957	—	—	—	—	—	28,957
Kenneth D. Newby	27,650	27,308	—	—	—	—	54,958
Susan Quigley, Secretary	25,664	10,060	—	—	—	—	35,724
Brian Tkacz	22,330	—	—			—	22,330
Mike Woolf, D.D.S.	22,332	—	—	—	—	—	22,332
(1) Represents the grant date fair value determined in accordance with FASB ASC Topic 718, using the valuation assumptions described in the “Notes to the Consolidated Financial Statements” section of the Original Report. On March 26, 2019, Mr. Newby and Ms. Quigley were granted 1,000 restricted stock units with immediate vesting. Mr. Newby was also granted 1,618 restricted stock units on June 25, 2019, with immediate vesting.

During 2019, directors of the Company and the Bank received $1,400 per monthly Board meeting. Mr. Woods received $1,700 per monthly Board meeting. In addition, the Lead Director received an additional $200 per meeting and the Chairman received an additional $300 per meeting. Also, directors, other than Mr. Woods, were paid $200 for their attendance at Executive Committee meetings, $250 for attendance at Governance, ALCO, and 401(k) Committee meetings, and $350 for their attendance at Audit, Compensation, IT, and Loan Committee meetings. The Chairmans of the Audit Committee, Compensation Committee, and IT Committee received $500 per meeting, the Chairmans of the 401(k) Committee and Compensation Committee received $350 per meeting, and the Chairman of the Executive Committee received $300.  Director compensation structure was updated in 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of March 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	94,601	(1)	$7.87	516,632
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	94,601		$7.87	516,632

(1) Under the United Security Bancshares 2015 Equity Incentive Award Plan (the "2015 Plan"), we are authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). At March 31, 2020, there were 47,572 unvested shares of restricted stock.

Shareholdings of Certain Beneficial Owners and Management

The Company knows of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of the Company’s Common Stock, except as set forth in the table below.  The following table sets forth, as of March 31, 2020, the number and percentage of shares of the Company’s outstanding Common Stock beneficially owned, directly or indirectly, by each the Company’s directors, executive officers, principal shareholders, and by the directors and executive officers of the Company as a group.  The shares “beneficially owned” are determined under Rule 13d-3 of the Securities Exchange Act of 1934, as amended, and do not necessarily indicate ownership for any other purpose.  In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of March 31, 2020.  Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned. Management is not aware of any change in control of the Company since January 1, 2019, and is not aware of any arrangements that may, at a subsequent date, result in a change of control of the Company.

Except as indicated, the address for each of the persons listed below is c/o United Security Bancshares, 2126 Inyo Street, Fresno, California 93721.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers:
Stanley J. Cavalla	659,204	(2)	3.9%
Director
Tom Ellithorpe	141,408	(3)	0.8%
Director
Dave Eytcheson	274,474	(4)	1.6%
Senior Vice President and Chief Operating Officer
Bhavneet Gill	35,764	(5)	0.2%
Senior Vice President and Chief Financial Officer
Benjamin Mackovak	926,289	(6)	5.5%
Director
Nabeel Mahmood	6,000	(7)	*
Director
Robert M. Mochizuki, M.D.	256,618	(8)	1.5%
Director
Kenneth D. Newby, CPA	10,532	(9)	*
Director
Robert Oberg	6,882	(10)	*
Senior Vice President and Chief Risk Officer
Susan Quigley	11,000	(11)	*
Director
Brian Tkacz	6,000	(12)	*
Director
Dennis R. Woods	1,098,576	(13)	6.5%
Chairman, President and Chief Executive Officer
Michael T. Woolf, D.D.S.	227,496	(14)	1.3%
Director
William Yarbenet	44,889	(15)	0.3%
Senior Vice President and Chief Credit Officer
All Directors and Executive Officers as a Group
(14 in total)	3,705,132	(16)	21.8%

5% Stockholders:
Bridgewealth Advisory Group, LLC	931,689	(17)	5.5%

  * Represents beneficial ownership of less than on tenth of one percent.

(1)
Includes shares subject to stock options that are exercisable within 60 days of March 31, 2020. These are treated as issued and outstanding for the purpose of computing the percentage of each director, Named Executive Officer and for All Directors and Executive Officers as a Group, but not for the purpose of computing the percentage of class owned by any other person.

(2)
Mr. Cavalla has shared voting and investment powers as to 480,792 of these shares held in his wife's IRA or in a trust with Mr. Cavalla as a co-trustee.  Mr. Cavalla disclaims ownership of 270 shares which are held in his wife's IRA.

(3)	Mr. Ellithorpe has shared voting and investment powers as to 2,616 shares.

(4)	Mr. Eytcheson has shared voting and investment powers in all shares owned.

(5)	Ms. Gill has 5,579 shares subject to stock options that are exercisable and 3,004 restricted stock units that are subject to vesting within 60 days of March 31, 2020.

(6)
917,289 shares are owned directly by Strategic Value Investors LP. Mr. Mackovak, solely by virtue of his position as a managing member of Strategic Value Bank Partners LLC, which serves as the general partner of Strategic Value Investors LP, may be deemed to beneficially own the shares owned directly by Strategic Value Investors LP. Mr. Mackovak expressly disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Mackovak has 9,000 shares subject to stock options that are exercisable within 60 days of March 31, 2020.

(7)	Mr. Mahmood has 6,000 shares subject to stock options that are exercisable within 60 days of March 31, 2020.

(8)
Dr. Mochizuki has shared voting and investment powers as to 256,618 of these shares held in his wife's IRA or in a trust with Dr. Mochizuki as a co-trustee. Dr. Mochizuki disclaims ownership of 1,846 shares which are held in his wife's IRA.

(9)	Mr. Newby has shared voting and investment powers as to 152 shares held jointly with his wife.

(10)	Mr. Oberg has sole voting and investment powers in all shares owned.

(11)
Ms. Quigley has shared voting and investment powers as to 2,000 shares held in a trust with Ms. Quigley as a co-trustee. Ms. Quigley has 9,000 shares subject to stock options that are exercisable within 60 days of March 31, 2020.

(12)	Mr. Tkacz has 6,000 shares subject to stock options that are exercisable within 60 days of March 31, 2020.

(13)
Mr. Woods has shared voting and investment powers as to 736,731 of these shares held in a trust with Mr. Woods as a co-trustee or in his wife's IRA. Mr. Woods disclaims ownership of 43,528 shares which are held in his wife's IRA.

(14)
Dr. Woolf has shared voting and investment powers as to 2,393 of these shares held in his wife's IRA or in custody for minors. Dr. Woolf disclaims ownership of 31 shares which are held in custody for minors.

(15)	Mr. Yarbenet has 29,022 shares subject to stock options that are exercisable within 60 days of March 31, 2020.

(16)	Includes 64,601 shares that are subject to stock options which are exercisable and 3,004 restricted stock units are subject to vesting within 60 days of March 31, 2020.

(17)
Based solely on a Schedule 13GA was filed with the SEC on February 12, 2020 by Bridgewealth Advisory Group, LLC, 986 West Alluvial Ave., Suite 101, Fresno, CA 93711. This Schedule 13G/A reports that Bridgewealth Advisory Group, LLC has sole voting power with respect to 931,689 shares and sole dispositive power with respect to 931,689 shares beneficially owned as of December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2019, there were no existing or proposed, material transactions between the Company and its executive officers, directors, or principal shareholders (beneficial owners of 5% or more of the Company’s Common Stock), or the immediate family or associates of any of the foregoing persons, except as indicated below.

Some of the Company’s directors and executive officers, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of its business, and the Bank expects to have such ordinary banking transactions with such persons in the future. During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates, collateral and repayment terms, as those prevailing at the same time with unrelated parties, and do not involve more than the normal risk of collectability or represent other unfavorable features. See Note 3 Loans in the audited consolidated financial statements in the Original Report for detail on outstanding loans and commitments to related parties. The Company may also engage in banking (non-lending) transactions with corporations of which the Company's directors or officers may own a controlling interest, or also serve as directors or officers. These transactions were made in the ordinary course of business, on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with persons not related to the Company, did not involve more than the normal risk of collectability or present other unfavorable features, and comply with the provisions of applicable federal and state law.

Director Independence
It is the policy of the Board that a significant majority of its members be independent from management, and the Board has adopted director independence standards that meet the Nasdaq Listing Rules. These independence standards are included in the Corporate Governance Principles which can be found on the Company’s website at https://www.unitedsecuritybank.com/corporate-governance-principles.
In accordance with the Corporate Governance Principles, the Board undertook its annual review of director independence. During this review, the Board considered any and all commercial and charitable relationships of directors, including transactions and relationships between each director or any member of his or her immediate family and the Company and the Bank. Following the review, the Board affirmatively determined, by applying the director independence standards contained in the Corporate Governance Principles, that each of our directors (Stanley J. Cavalla, Tom Ellithorpe, Benjamin Mackovak, Nabeel Mahmood, Robert M. Mochizuki, M.D., Kenneth D. Newby, Susan Quigley, Brian Tkacz, and Michael T. Woolf, D.D.S.) is independent of the Company and its management in that none has a direct or indirect material relationship with the Company, with the exception of Dennis R. Woods, who is considered an inside director because of his employment as President and CEO of the Company.

In addition, all members of the Audit Committee, the Compensation Committee and the Corporate Governance / Nominating Committee satisfy the standards of independence applicable to members of such committees established under applicable law, the listing standards and applicable rules of Nasdaq and the director independence standards set forth in the Company’s Corporate Governance Principles.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees
Aggregate fees billed by Moss Adams LLP to the Company during 2019 and 2018, respectively, are as follows:

	2019	2018
Audit Fees (1)	$286,221	$306,846
Audit Related Fees	—	—
Tax Fees (2)	27,600	27,650
All Other Fees	—	—
Total Fees	$313,821	$334,496
(1) Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statement and internal control over financial reporting, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings.
(2) Tax fees relate to professional services rendered in connection with tax compliance and preparation relating to tax return and tax audits, as well as for tax consulting and planning services.

Audit Committee Pre-Approval Policies and Procedures
Under applicable SEC rules, the Company’s Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accountants in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that the independent registered public accountants may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accountants.
Consistent with SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accountants to the Company or any of its subsidiaries. The Audit Committee approved 100% of all professional services rendered by Moss Adams LLP during the 2019 and 2018 fiscal years, including pre-approval of all audit and tax services, and considered whether the provision of such services is compatible with Moss Adams LLP maintaining its independence. The Audit Committee determined that the provision of non-audit services to the Company by Moss Adams LLP was compatible with maintaining the independence of Moss Adams LLP.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Index to Exhibits

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of CEO and CFO required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

April 29, 2020	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

April 29, 2020	/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer