Form 10-Q
period 2020-03-31
UNITED SECURITY BANCSHARES
filed 2020-05-01
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2020: 16,974,235

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2020 and December 31, 2019

(in thousands except shares)	March 31, 2020	December 31, 2019
Assets
Cash and non-interest-bearing deposits in other banks	$28,134	$27,291
Due from Federal Reserve Bank ("FRB")	171,719	191,704
Cash and cash equivalents	199,853	218,995
Investment securities (at fair value)
Available-for-sale ("AFS") securities	93,695	76,312
Marketable equity securities	3,791	3,776
Total investment securities	97,486	80,088
Loans	623,765	597,374
Unearned fees and unamortized loan origination costs - net	(79)	(820)
Allowance for credit losses	(9,120)	(7,908)
Net loans	614,566	588,646
Premises and equipment - net	9,279	9,380
Accrued interest receivable	8,285	8,208
Other real estate owned	5,745	6,753
Goodwill	4,488	4,488
Deferred tax assets - net	2,555	3,191
Cash surrender value of life insurance	21,086	20,955
Operating lease right-of-use assets	3,214	3,360
Other assets	10,689	12,855
Total assets	$977,246	$956,919

Liabilities & Shareholders' Equity
Liabilities
Deposits
Non-interest-bearing	$324,167	$311,950
Interest-bearing	516,270	506,412
Total deposits	840,437	818,362

Accrued interest payable	50	59
Operating lease liabilities	3,317	3,463
Other liabilities	7,486	8,239
Junior subordinated debentures (at fair value)	8,546	10,808
Total liabilities	859,836	840,931
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 16,974,235 at March 31, 2020 and 16,973,885 at December 31, 2019	59,050	58,973
Retained earnings	58,534	57,647
Accumulated other comprehensive loss	(174)	(632)
Total shareholders' equity	117,410	115,988
Total liabilities and shareholders' equity	$977,246	$956,919

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2020	2019
Interest Income:
Interest and fees on loans	$8,346	$8,642
Interest on investment securities	428	477
Interest on deposits in FRB	567	1,298
Total interest income	9,341	10,417

Interest Expense:
Interest on deposits	664	834
Interest on other borrowed funds	97	123
Total interest expense	761	957

Net Interest Income	8,580	9,460
Provision for Credit Losses	1,707	6
Net Interest Income after Provision for Credit Losses	6,873	9,454

Noninterest Income:
Customer service fees	728	809
Increase in cash surrender value of bank-owned life insurance	131	145
Unrealized gain on fair value of marketable equity securities	15	57
Gain on fair value of junior subordinated debentures	1,498	414
Loss on dissolution of real estate investment trust	—	(109)
Other	208	207
Total noninterest income	2,580	1,523

Noninterest Expense:
Salaries and employee benefits	2,995	2,772
Occupancy expense	853	813
Data processing	112	107
Professional fees	702	813
Regulatory assessments	85	93
Director fees	94	91
Correspondent bank service charges	15	14
Net cost on operation and sale of OREO	153	65
Other	582	579
Total noninterest expense	5,591	5,347

Income Before Provision for Taxes	3,862	5,630
Provision for Taxes on Income	1,108	1,623
Net Income	$2,754	$4,007

Net Income per common share
Basic	$0.16	$0.24
Diluted	$0.16	$0.24
Shares on which net income per common shares were based
Basic	16,974,100	16,947,040
Diluted	16,994,727	16,972,630

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net Income	$2,754	$4,007

Unrealized holdings (loss) gain on securities	(125)	288
Unrealized gains on unrecognized post-retirement costs	20	14
Unrealized gain (loss) on junior subordinated debentures	755	(705)
Other comprehensive gain (loss), before tax	650	(403)
Tax benefit (expense) related to securities	37	(85)
Tax expense related to unrecognized post-retirement costs	(6)	(4)
Tax (expense) benefit related to junior subordinated debentures	(223)	208
Total other comprehensive gain (loss)	458	(284)
Comprehensive Income	$3,212	$3,723

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2018 (1)	16,946,622	$58,624	$49,942	$674	$109,240
(1) Excludes 59,217 unvested restricted shares

Other comprehensive loss				(284)	(284)
Dividends payable ($0.11 per share)			(1,869)		(1,869)
Restricted stock units released	2,500				—
Stock-based compensation expense		99			99
Net income			4,007		4,007
Balance March 31, 2019 (2)	16,949,122	$58,723	$52,080	$390	$111,193
(2) Excludes 58,717 unvested restricted shares

Other comprehensive loss				(182)	(182)
Dividends payable ($0.11 per share)			(1,865)		(1,865)
Restricted stock units released	4,622				—
Stock-based compensation expense		95			95
Net income			4,097		4,097
Balance June 30, 2019 (3)	16,953,744	$58,818	$54,312	$208	$113,338
(3) Excludes 55,713 unvested restricted shares

Other comprehensive loss				(513)	(513)
Dividends payable ($0.11 per share)			(1,865)		(1,865)
Restricted stock units released					—
Stock-based compensation expense		78			78
Net income			4,173		4,173
Balance September 30, 2019 (4)	16,953,744	$58,896	$56,620	$(305)	$115,211
(4) Excludes 55,713 unvested restricted shares

Other comprehensive loss				(327)	(327)
Dividends payable ($0.11 per share)			(1,868)		(1,868)
Restricted stock units released	20,141				—
Stock-based compensation expense		77			77
Net income			2,895		2,895
Balance December 31, 2019 (5)	16,973,885	$58,973	$57,647	$(632)	$115,988
(5) Excludes 35,572 unvested restricted shares

Other comprehensive income				458	458
Dividends payable ($0.11 per share)			(1,867)		(1,867)
Restricted stock units released	350				—
Tax benefit from restricted stock units released		(1)			(1)
Stock-based compensation expense		78			78
Net income			2,754		2,754
Balance March 31, 2020 (6)	16,974,235	$59,050	$58,534	$(174)	$117,410
(6) Excludes 47,572 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2020	2019
Cash Flows From Operating Activities:
Net Income	$2,754	$4,007
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,707	6
Depreciation and amortization	343	355
Amortization of operating lease right-of-use assets	(146)	(148)
Amortization of premium/discount on investment securities, net	219	149
Increase in accrued interest receivable	(77)	(1,143)
(Decrease) increase in accrued interest payable	(9)	24
(Decrease) increase in accounts payable and accrued liabilities	(740)	905
(Increase) decrease in unearned fees and unamortized loan origination costs, net	(741)	164
Decrease in income taxes payable	665	1,501
Unrealized gain on marketable equity securities	(15)	(57)
Stock-based compensation expense	77	99
Benefit (provision) for deferred income taxes	666	(86)
Loss on sale of other real estate owned	113	—
Increase in cash surrender value of bank-owned life insurance	(131)	(145)
Gain on fair value option of junior subordinated debentures	(1,498)	(414)
Loss on dissolution of real estate investment trust	—	109
Net decrease (increase) in other assets	1,625	(2,503)
Net cash provided by operating activities	4,812	2,823

Cash Flows From Investing Activities:
Purchase of correspondent bank stock	—	(9)
Purchases of available-for-sale securities	(23,020)	—
Principal payments of available-for-sale securities	5,293	3,677
Net (increase) decrease in loans	(26,886)	8,050
Cash proceeds from sales of other real estate owned	895	—
Investment in limited partnership	(201)	—
Capital expenditures of premises and equipment	(242)	(111)
Net cash (used in) provided by investing activities	(44,161)	11,607

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	25,727	35,090
Net decrease in time deposits	(3,653)	(9,156)
Dividends on common stock	(1,867)	—
Net cash provided by financing activities	20,207	25,934

Net (decrease) increase in cash and cash equivalents	(19,142)	40,364
Cash and cash equivalents at beginning of period	218,995	220,337
Cash and cash equivalents at end of period	$199,853	$260,701

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in its 2019 Annual Report on Form 10-K. These interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

Leases:

The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets and other liabilities on the consolidated balance sheets. Finance leases, if necessary, are included in property and equipment, and other liabilities on the consolidated balance sheets.

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2020 and December 31, 2019:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
March 31, 2020
Securities available-for-sale:
U.S. Government agencies	$37,598	$143	$(188)	$37,553
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	52,613	318	(267)	52,664
Asset-backed securities	3,857	—	(379)	3,478
Total securities available for sale	$94,068	$461	$(834)	$93,695

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2019
Securities available-for-sale:
U.S. Government agencies	$28,737	$152	$(190)	$28,699
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	47,824	120	(331)	47,613
Total securities available for sale	$76,561	$272	$(521)	$76,312

The amortized cost and fair value of securities available for sale at March 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	March 31, 2020
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	8,460	8,444
Due after ten years	32,993	32,586
Collateralized mortgage obligations	52,615	52,665
	$94,068	$93,695

There were no realized gains or losses on sales of available-for-sale securities for the three month periods ended March 31, 2020 and March 31, 2019. There were no other-than-temporary impairment losses for the three month periods ended March 31, 2020 and March 31, 2019.

At March 31, 2020, available-for-sale securities with an amortized cost of approximately $60,759,000 (fair value of $60,836,000) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$8,411	$(33)	15,359	(155)	$23,770	$(188)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	23,787	(163)	8,559	(104)	32,346	(267)
Asset-backed securities	3,478	(379)	—	—	3,478	(379)
Total impaired securities	$35,676	$(575)	$23,918	$(259)	$59,594	$(834)

December 31, 2019
Securities available for sale:
U.S. Government agencies	$3,961	$(12)	$15,989	$(178)	$19,950	$(190)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,400	(187)	11,244	(144)	36,644	(331)
Total impaired securities	$29,361	$(199)	$27,233	$(322)	$56,594	$(521)

Temporarily impaired securities at March 31, 2020, were comprised of one asset-backed security, eleven U.S. government agency securities, and fourteen U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At March 31, 2020, the decline in fair value of the one asset-backed security, eleven U.S. government agency securities, and the fourteen U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020.

During the quarters ended March 31, 2020 and 2019, the Company recognized $15,000 and $57,000 of unrealized holding gains related to equity securities in the consolidated statements of income, respectively.

The Company had no held-to-maturity or trading securities at March 31, 2020 or December 31, 2019.

3.	Loans

Loans are comprised of the following:

(in 000's)	March 31, 2020	December 31, 2019
Commercial and industrial:
Commercial and business loans	$45,119	$44,534
Government program loans	721	744
Total commercial and industrial	45,840	45,278
Real estate mortgage:
Commercial real estate	265,867	245,183
Residential mortgages	42,543	45,881
Home improvement and home equity loans	166	173
Total real estate mortgage	308,576	291,237
Real estate construction and development	151,962	138,784
Agricultural	49,648	52,197
Installment and student loans	67,739	69,878
Total loans	$623,765	$597,374

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 7.3% of total loans at March 31, 2020 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 49.5% of total loans at March 31, 2020, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 24.4% of total loans at March 31, 2020, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 8.0% of total loans at March 31, 2020 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 10.8% of total loans at March 31, 2020 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See "Note 4 - Student Loans" for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2020 and December 31, 2019, these financial instruments include commitments to extend credit of $209,014,000 and $197,559,000, respectively, and standby letters of credit of $1,656,000 and $1,662,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The Bank has entered into a Small Business Administration (SBA) 504 Loan Forward Purchase Commitment to buy a one hundred percent (100%) interest in up to $30 million, first mortgage, California SBA 504 loans on a flow basis with servicing released by the Seller.

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans at March 31, 2020 (in 000's):

March 31, 2020	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$666	$666	$44,453	$45,119	$591
Government program loans	—	—	—	—	721	721	—
Total commercial and industrial	—	—	666	666	45,174	45,840	591
Commercial real estate loans	—	—	—	—	265,867	265,867	—
Residential mortgages	188	—	—	188	42,355	42,543	—
Home improvement and home equity loans	18	—	—	18	148	166	—
Total real estate mortgage	206	—	—	206	308,370	308,576	—

Real estate construction and development loans	—	—	8,825	8,825	143,137	151,962	—
Agricultural loans	—	—	543	543	49,105	49,648	—

Installment and student loans	1,452	686	470	2,608	64,772	67,380	470
Overdraft protection lines	—	—	—	—	34	34	—
Overdrafts	—	—	—	—	325	325	—
Total installment and student loans	1,452	686	470	2,608	65,131	67,739	470
Total loans	$1,658	$686	$10,504	$12,848	$610,917	$623,765	$1,061

The following is a summary of delinquent loans at December 31, 2019 (in 000's):

December 31, 2019	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$568	$—	$75	$643	$43,891	$44,534	$—
Government program loans	—	—	—	—	744	744	—
Total commercial and industrial	568	—	75	643	44,635	45,278	—
Commercial real estate loans	—	—	—	—	245,183	245,183	—
Residential mortgages	28	—	—	28	45,853	45,881	—
Home improvement and home equity loans	—	—	—	—	173	173	—
Total real estate mortgage	28	—	—	28	291,209	291,237	—
Real estate construction and development loans	—	—	8,825	8,825	129,959	138,784	—
Agricultural loans	957	423	144	1,524	50,673	52,197	—

Installment and student loans	292	657	386	1,335	68,280	69,615	386
Overdraft protection lines	—	—	—	—	33	33	—
Overdrafts	—	—	—	—	230	230	—
Total installment and student loans	292	657	386	1,335	68,543	69,878	386
Total loans	$1,845	$1,080	$9,430	$12,355	$585,019	$597,374	$386

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2020 or December 31, 2019.

The following is a summary of nonaccrual loan balances at March 31, 2020 and December 31, 2019 (in 000's).

	March 31, 2020	December 31, 2019
Commercial and business loans	$75	$75
Government program loans	—	—
Total commercial and industrial	75	75

Commercial real estate loans	—	—
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	—

Real estate construction and development loans	11,411	11,478
Agricultural loans	543	144
Installment and student loans	—	—

Total nonaccrual loans	$12,029	$11,697

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

The following is a summary of impaired loans at March 31, 2020 (in 000's).

March 31, 2020	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and business loans	$416	$343	$75	$418	$75	$957	$7
Government program loans	246	246	—	246	—	252	4
Total commercial and industrial	662	589	75	664	75	1,209	11

Commercial real estate loans	2,058	1,170	897	2,067	259	2,075	30
Residential mortgages	1,048	510	542	1,052	23	1,057	14
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,106	1,680	1,439	3,119	282	3,132	44

Real estate construction and development loans	11,411	11,411	—	11,411	—	11,445	83
Agricultural loans	722	323	399	722	250	708	1
Installment and student loans	—	—	—	—	—	—	—

Total impaired loans	$15,901	$14,003	$1,913	$15,916	$607	$16,494	$139

(1) The recorded investment in loans includes accrued interest receivable of $15.

The following is a summary of impaired loans at December 31, 2019 (in 000's).

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$1,484	$368	$1,128	$1,496	$606	$1,930	$116
Government program loans	257	258	—	258	—	275	18
Total commercial and industrial	1,741	626	1,128	1,754	606	2,205	134

Commercial real estate loans	2,073	1,181	902	2,083	263	2,031	123
Residential mortgages	1,060	517	546	1,063	20	1,577	56
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,133	1,698	1,448	3,146	283	3,608	179

Real estate construction and development loans	11,478	11,478	—	11,478	—	11,572	231
Agricultural loans	684	262	432	694	256	726	57

Installment and student loans	—	—	—	—	—	14	—

Total impaired loans	$17,036	$14,064	$3,008	$17,072	$1,145	$18,125	$601

(1) The recorded investment in loans includes accrued interest receivable of $36.
(2) Information is based on the year ended December 31, 2019.

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans for the quarters ended March 31, 2020 and 2019 was $16,494,000 and $18,570,000, respectively. Interest income recognized on impaired loans for the quarters ended March 31, 2020 and 2019 was approximately $139,000 and $138,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $81,000 and $43,000 for the quarters ended March 31, 2020 and 2019, respectively.

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
For a restructured loan to return to accrual status there needs to be, among other factors, at least 6 months successful payment history and continued satisfactory performance is expected. To this end, the Company typically performs a financial analysis of the credit to determine whether the borrower has the ability to continue to meet payments over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and cash flow analysis of the borrower. Only after determination that the borrower has the ability to perform under the terms of the loans, will the restructured credit be considered for accrual status. Although the Company does not have a policy which specifically addresses when a loan may be removed from TDR classification, as a matter of practice, loans classified as TDRs generally remain classified as such until the loan either reaches maturity, a confirming loan is renewed at market terms, or its outstanding balance is paid off.

There were no TDR additions or defaults for the quarter ended March 31, 2019.

The following tables illustrates TDR additions and defaults for the periods indicated:

Three Months Ended March 31, 2020
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and business loans	—	$—	$—	—	$—
Government program loans	—	—	—	—	—
Commercial real estate term loans	—	—	—	—	—
Single family residential loans	—	—	—	—	—
Home improvement and home equity loans	—	—	—	—	—
Real estate construction and development loans	—	—	—	—	—
Agricultural loans	1	179	179	—	—
Installment and student loans	—	—	—	—	—
Overdraft protection lines	—	—	—	—	—
Total loans	1	$179	$179	—	$—

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At March 31, 2020, the Company had 14 restructured loans totaling $5,254,000 as compared to 13 restructured loans totaling $5,187,000 at December 31, 2019.

The following tables summarize TDR activity by loan category for the quarters ended March 31, 2020 and March 31, 2019 (in 000's).

Three Months Ended March 31, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$9	$898	$1,060	$—	$2,654	$566	$—	$5,187

Additions	—	—	—	—	—	179	—	179

Principal (reductions) additions	(5)	(5)	(12)	—	(67)	(23)	—	(112)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$4	$893	$1,048	$—	$2,587	$722	$—	$5,254

Allowance for loan loss	$—	$259	$23	$—	$—	$250	$—	$532
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Three Months Ended March 31, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$75	$1,305	$2,029	$—	$2,838	$812	$—	$7,059

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(18)	(389)	(172)	—	(34)	(101)	—	(714)
Charge-offs	—	(5)	—	—	—	—	—	(5)

Ending balance	$57	$911	$1,857	$—	$2,804	$711	$—	$6,340

Allowance for loan loss	$—	$394	$68	$—	$—	$520	$—	$982
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulatory guidelines. As of April 23, 2020, the Company had executed 18 payment deferrals or modifications on outstanding loan balances of $30,334,000 in connection with the COVID-19 relief provided by the CARES Act. These deferrals were generally no more than six months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

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

The Company did not carry any loans graded as loss at March 31, 2020 or December 31, 2019.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2020 and December 31, 2019:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
March 31, 2020
(in 000's)
Grades 1 and 2	$260	$2,793	$—	$—	$3,053
Grade 3	—	767	—	—	767
Grades 4 and 5 – pass	43,469	259,575	139,553	46,680	489,277
Grade 6 – special mention	839	1,567	998	2,246	5,650
Grade 7 – substandard	1,272	1,165	11,411	722	14,570
Grade 8 – doubtful	—	—	—	—	—
Total	$45,840	$265,867	$151,962	$49,648	$513,317

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2019
(in 000's)
Grades 1 and 2	$278	$2,806	$—	$—	$3,084
Grade 3	—	981	—	—	981
Grades 4 and 5 – pass	41,757	238,612	126,308	50,234	456,911
Grade 6 – special mention	919	1,608	998	1,279	4,804
Grade 7 – substandard	2,324	1,176	11,478	684	15,662
Grade 8 – doubtful	—	—	—	—	—
Total	$45,278	$245,183	$138,784	$52,197	$481,442

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse. Within the student loan portfolio, the Company does not grade these loan individually, but monitors credit quality indicators such as delinquency and program defined status codes such as forbearance.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$29,651	$148	$66,666	$96,465	$33,059	$155	$68,752	$101,966
Pass	12,348	18	698	13,064	12,542	18	740	13,300
Special mention	356	—	375	731	88	—	386	474
Substandard	188	—	—	188	192	—	—	192
Doubtful	—	—	—	—	—	—	—	—
Total	$42,543	$166	$67,739	$110,448	$45,881	$173	$69,878	$115,932

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

COVID-19 – As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. While the Company has not yet experienced any charge-offs related to COVID-19, the allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from significant increase in unemployment. Given that economic scenarios have darkened significantly since the pandemic was declared in early March, the credit risk in the loan portfolio has increased resulting in the need for an additional reserve for credit loss.

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended March 31, 2020 and 2019 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
March 31, 2020
Beginning balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908
Provision (recovery of provision) for credit losses	(413)	194	653	107	988	178	1,707

Charge-offs	—	—	—	—	(509)	—	(509)
Recoveries	5	4	—	—	5	—	14
Net recoveries (charge-offs)	5	4	—	—	(504)	—	(495)

Ending balance	$914	$910	$3,461	$868	$2,616	$351	$9,120
Period-end amount allocated to:
Loans individually evaluated for impairment	75	282	—	250	—	—	607
Loans collectively evaluated for impairment	839	628	3,461	618	2,616	351	8,513
Ending balance	$914	$910	$3,461	$868	$2,616	$351	$9,120

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
March 31, 2019
Beginning balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395
Provision (recovery of provision) for credit losses	(107)	(20)	(236)	(162)	308	223	6

Charge-offs	—	(5)	—	—	(103)	—	(108)
Recoveries	47	5	—	—	72	—	124
Net (charge-offs) recoveries	47	—	—	—	(31)	—	16

Ending balance	$1,613	$995	$2,188	$969	$1,836	$816	$8,417
Period-end amount allocated to:
Loans individually evaluated for impairment	786	462	—	520	—	—	1,768
Loans collectively evaluated for impairment	827	533	2,188	449	1,836	816	6,649
Ending balance	$1,613	$995	$2,188	$969	$1,836	$816	$8,417

The following summarizes information with respect to the loan balances at March 31, 2020 and 2019.

	March 31, 2020			March 31, 2019
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$418	$44,701	$45,119	$2,100	$52,757	$54,857
Government program loans	246	475	721	284	551	835
Total commercial and industrial	664	45,176	45,840	2,384	53,308	55,692

Commercial real estate loans	2,067	263,800	265,867	1,834	231,951	233,785
Residential mortgage loans	1,052	41,491	42,543	1,862	59,419	61,281
Home improvement and home equity loans	—	166	166	—	288	288
Total real estate mortgage	3,119	305,457	308,576	3,696	291,658	295,354

Real estate construction and development loans	11,411	140,551	151,962	11,629	91,332	102,961

Agricultural loans	722	48,926	49,648	716	54,396	55,112

Installment and student loans	—	67,739	67,739	30	70,751	70,781

Total loans	$15,916	$607,849	$623,765	$18,455	$561,445	$579,900

4.	Student Loans

Included in installment loans are $63,791,000 and $65,800,000 in student loans at March 31, 2020 and December 31, 2019, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $4,769,000 at March 31, 2020 and $4,689,000 at December 31, 2019. At March 31, 2020 there were 866 loans within repayment, deferment, and forbearance which represented $22,149,000, $6,931,000, and $10,791,000, respectively. At December 31, 2019, there were 855 loans within repayment, deferment, and forbearance which represented $24,986,000, $4,392,000 and $10,626,000, respectively. As of March 31, 2020 and December 31, 2019, the reserve against the student loan portfolio was $2,385,000 and $2,091,000, respectively. There were no TDRs within the portfolio as of March 31, 2020 or December 31, 2019. At March 31, 2020 and December 31, 2019, student loans totaling $470,000 and $386,000, respectively, were included in the special mention category.

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

The following tables summarize the credit quality indicators for outstanding student loans as of March 31, 2020 and December 31, 2019 (in 000's, except for number of borrowers):

	March 31, 2020			December 31, 2019
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	541	$22,688	$4,769	601	$24,198	$4,689
Grace	45	1,232	332	49	1,598	394
Repayment	465	22,149	187	507	24,986	203
Deferment	164	6,931	368	124	4,392	204
Forbearance	237	10,791	196	224	10,626	188
Total	1,452	$63,791	$5,852	1,505	$65,800	$5,678

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the quarter ended March 31, 2020, $29,000 in accrued interest receivable was reversed, due to charge-offs of $502,000 within the student loan portfolio. As of March 31, 2019, $4,000 in accrued interest receivable was reversed, due to charge-offs of $103,000 within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of March 31, 2020 and December 31, 2019 (in 000's, except for number of borrowers):

	March 31, 2020		December 31, 2019
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	268	$30,332	295	$34,277
31 - 60 days	10	1,452	4	292
61 - 90 days	8	686	7	657
91 - 120 days	3	219	6	386
Over 120 days	3	251	—	—
Total	292	$32,940	312	$35,612

5.	Deposits

Deposits include the following:

(in 000's)	March 31, 2020	December 31, 2019
Noninterest-bearing deposits	$324,167	$311,950
Interest-bearing deposits:
NOW and money market accounts	370,382	360,934
Savings accounts	84,140	80,078
Time deposits:
Under $250,000	42,096	44,926
$250,000 and over	19,652	20,474
Total interest-bearing deposits	516,270	506,412
Total deposits	$840,437	$818,362

6.	Short-term Borrowings/Other Borrowings

At March 31, 2020, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $337,485,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $5,686,000. At March 31, 2020, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank (PCBB) totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of March 31, 2020, $6,003,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $498,600,000 in secured and unsecured loans were pledged at March 31, 2020, as collateral for borrowing lines with the Federal Reserve Bank. At March 31, 2020, the Company had no outstanding borrowings.

At December 31, 2019, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $313,445,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $5,815,000. At December 31, 2019, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") and Union Bank totaling $10,000,000 each, with a Fed Funds line of $20,000,000 at Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of December 31, 2019, $6,201,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $462,937,000 in secured and unsecured loans were pledged at December 31, 2019, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2019, the Company had no outstanding borrowings.

7.	Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of March 31, 2020, the Company had 12 operating leases and no financing leases.

The components of lease expense were as follows:

(in 000's)	March 31, 2020	March 31, 2019
Operating lease expense	$190	$191
Short-term lease expense	—	—
Variable lease expense	71	56
Sublease income	—	—
Total	$261	$247
Supplemental balance sheet information related to leases was as follows:

(in 000's)	March 31, 2020
Operating cash flows from operating leases	$190
ROU assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term in years for operating leases	6.18
Weighted-average discount rate for operating leases	5.15%
Maturities of lease liabilities were as follows:

Three Months Ended
(in 000's)	March 31, 2020
2020	$735
2021	656
2022	665
2023	657
2024	440
Thereafter	725
Total undiscounted cash flows	3,878
Less: present value discount	(561)
Present value of net future minimum lease payments	$3,317

8.	Supplemental Cash Flow Disclosures

	Three months ended March 31,
(in 000's)	2020	2019
Cash paid during the period for:
Interest	$772	$934
Income taxes	—	—
Noncash investing activities:
Unrealized gain on unrecognized post retirement costs	20	14
Unrealized (loss) gain on available for sale securities	(125)	288
Unrealized gain (loss) on junior subordinated debentures	755	(705)
Cash dividend declared	1,867	1,869
Adoption of ASU 2016-02: recognition of lease right-of-use (ROU) asset	—	3,395
Adoption of ASU 2016-02: recognition of lease liability	—	3,486

9.	Dividends on Common Stock

On March 24, 2020, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 15, 2020, to shareholders of record as of April 6, 2020. Approximately $1,867,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended March 31,
	2020	2019
Net income (000's, except per share amounts)	$2,754	$4,007

Weighted average shares issued	16,974,100	16,947,040
Add: dilutive effect of stock options	20,627	25,590
Weighted average shares outstanding adjusted for potential dilution	16,994,727	16,972,630

Basic earnings per share	$0.16	$0.24
Diluted earnings per share	$0.16	$0.24
Anti-dilutive stock options excluded from earnings per share calculation	101,000	60,000

11.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2020 and December 31, 2019, the Company had no recorded valuation allowance. The Company is no longer subject to IRS examination for years before 2015.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended March 31, 2020 and 2019 were insignificant.

The Company reported a provision for income taxes of $1,108,000 for the quarter ended March 31, 2020 as compared to the $1,623,000 provision reported in the comparable period of 2019. The effective tax rate was 28.69% for the quarter ended March 31, 2020 as compared to 28.83% for the comparable period of 2019.

12.	Junior Subordinated Debt/Trust Preferred Securities

Effective September 30, 2009 and beginning with the interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. Subsequently in September 2015, the Company redeemed $3.0 million at par value. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of March 31, 2020. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the balance sheet. As of March 31, 2020, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At March 31, 2020, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 5.07% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At March 31, 2020, the total cumulative gain recorded on the debt is $4,014,000.

The net fair value calculation performed as of March 31, 2020 resulted in a net pretax gain adjustment of $2,253,000 ($1,587,000, net of tax) for the quarter ended March 31, 2020 compared to a net pretax loss adjustment of $291,000 ($205,000, net of tax) for the quarter ended March 31, 2019.

For the quarter ended March 31, 2020, the net $2,253,000 ($1,587,000, net of tax) fair value gain adjustment was separately presented as a $1,498,000 gain ($1,055,000, net of tax) recognized on the consolidated statements of income, and a $755,000 gain ($532,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended March 31, 2019, the net $291,000 ($205,000, net of tax) fair value loss adjustment was separately presented as a $414,000 gain ($292,000, net of tax) recognized on the consolidated statements of income, and a $705,000 loss ($497,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

13.	Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the guidance provided by ASC Topic 825, Fair Value Measurements and Disclosures, which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate that value.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

March 31, 2020
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	97,486	97,486	3,791	93,695	—
Loans	614,566	607,271	—	—	607,271
Accrued interest receivable	8,285	8,285	—	8,285	—
Financial Liabilities:
Deposits:
Noninterest-bearing	324,167	324,167	324,167	—	—
NOW and money market	370,382	370,382	370,382	—	—
Savings	84,140	84,140	84,140	—	—
Time deposits	61,748	62,149	—	—	62,149
Total deposits	840,437	840,838	778,689	—	62,149
Junior subordinated debt	8,546	8,546	—	—	8,546
Accrued interest payable	50	50	—	50	—

December 31, 2019
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	80,088	80,088	3,776	76,312	—
Loans	588,646	581,695	—	—	581,695
Accrued interest receivable	8,208	8,208	—	8,208	—
Financial Liabilities:
Deposits:
Noninterest-bearing	311,950	311,950	311,950	—	—
NOW and money market	360,934	360,934	360,934	—	—
Savings	80,078	80,078	80,078	—	—
Time deposits	65,400	65,236	—	—	65,236
Total deposits	818,362	818,198	752,962	—	65,236
Junior subordinated debt	10,808	10,808	—	—	10,808
Accrued interest payable	59	59	—	59	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the quarter ended March 31, 2020.

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

Impaired Loans - Fair value measurements for collateral dependent impaired loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third party appraisals and observed market prices. Collateral dependent loans are measured for impairment using the fair value of the collateral. Changes are recorded directly as an adjustment to current earnings.

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

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. Cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of these inputs, and credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of the market spreads, require the junior subordinated debt to be classified as a Level 3 fair value.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

March 31, 2020				December 31, 2019
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	5.07%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	4.46%

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The increase in discount rate between the periods ended March 31, 2020 and December 31, 2019 is primarily due to increases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2020 (in 000’s):

Description of Assets	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$37,553	$—	$37,553	$—
U.S. Government collateralized mortgage obligations	52,664	—	52,664	—
Asset-backed securities	3,478		$3,478
Total AFS securities	$93,695	$—	$93,695	$—

Marketable equity securities (2)	3,791	3,791	—	—
Impaired loans (1):
Real estate mortgage	—	—	—	—
Total impaired loans	—	—	—	—
Total	$97,486	$3,791	$93,695	$—

Description of Liabilities	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$8,546	—	—	$8,546
Total	$8,546	—	—	$8,546
(1)Nonrecurring
(2)Recurring

There were no non-recurring fair value adjustments at March 31, 2020.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2019 (in 000’s):

Description of Assets	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$28,699	$—	$28,699	$—
U.S. Government collateralized mortgage obligations	47,613	—	47,613	—
Total AFS securities	76,312	—	76,312	$—

Marketable equity securities (2)	3,776	3,776	—	—
Impaired Loans (1):
Real estate mortgage	144	—	—	144
Total impaired loans	144	—	—	144
Total	$80,232	$3,776	$76,312	$144

Description of Liabilities	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,808	$—	$—	$10,808
Total	$10,808	$—	$—	$10,808

(1)Nonrecurring
(2)Recurring

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2019 (in 000's).

December 31, 2019
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
Real estate mortgage	$144	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	6.00%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the quarters ended March 31, 2020 and 2019 (in 000’s):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,808	$10,155
Gross gain included in earnings	(1,498)	(414)
Gross (gain) loss related to changes in instrument specific credit risk	(755)	705
Change in accrued interest	(9)	8
Ending balance	$8,546	$10,454
The amount of total gain for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(1,498)	$(414)

14.	Goodwill and Intangible Assets

At March 31, 2020, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2019. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at March 31, 2020.

15.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	March 31, 2020			December 31, 2019
(in 000's)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(175)	$(675)	$218	$(372)	$(459)	$1,505
Current period comprehensive income (loss)	(88)	14	532	197	(216)	(1,287)
Ending balance	$(263)	$(661)	$750	$(175)	$(675)	$218
Accumulated other comprehensive (loss) income			$(174)			$(632)

16.	Investment in York Monterey Properties

In the quarter ended March 31, 2020, the Bank wholly-owns an interest in subsidiary York Monterey Properties Inc., organized as a California corporation. The Bank capitalized the subsidiary through a transfer of eight unimproved lots at a historical cost of $5.3 million comprised of approximately 186.97 acres in the York Highlands subdivision of the Monterra Ranch residential development in Monterey County, California ("Properties") together with $250,000 in cash. The Bank transferred the Properties to York Monterey Properties Inc, in order to maintain ownership beyond the ten year regulatory holding period applicable to a national bank. The Bank acquired five of the lots through a non-judicial foreclosure on or about May 29, 2009. In addition, the Bank purchased three of the lots from another bank. The Bank had continuously held the Properties since the date of foreclosure and acquisition. At the time of transfer, the Properties had reached the end of the ten year regulatory holding period limit.

As of the quarter ended March 31, 2020, the Bank's investment in York Monterey Properties Inc. totaled $5,552,000. York Monterey Properties Inc. is included within the consolidated financial statements of the company, with $5,308,000 of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

17.	Subsequent Events

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

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) the effects of the COVID-19 pandemic, including the effects of the steps being taken to address the pandemic and their impact on the Company’s market and employees; ii) competitive pressures in the banking industry and changes in the regulatory environment; iii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iv) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; v) credit quality deterioration that could cause an increase in the provision for loan losses; vi) Asset/Liability matching risks and liquidity risks; vii) volatility and devaluation in the securities markets, viii) expected cost savings from recent acquisitions are not realized, ix) potential impairment of goodwill and other intangible assets, and x) technology implementation problems and information security breaches. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

COVID-19

The COVID-19 pandemic has already impacted the local economy in the Central Valley. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates are increasing in our local market area. As of February 29, 2020, the unemployment rate in Fresno County was 8.5%. According to a study performed by the Center for Business & Policy Research at the University of the Pacific, the unemployment rate in the Company’s market area is projected to climb to 18% to 21% in May 2020, and to 19% for the state of California.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts may have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

Financial position and results of operations

Pertaining to the Company's March 31, 2020 financial condition and results of operations, COVID-19 has had an impact on the allowance for credit losses. While the Company has not yet experienced any charge-offs related to COVID-19, its allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from significant increase in unemployment. Given that economic scenarios have darkened significantly since the pandemic was declared in early March, the credit risk in the loan portfolio has increased resulting in the need for an additional reserve for credit loss. Refer to the discussion of the allowance for credit loss in Note 3 of the unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit loss and record additional provision expense.

The Company's interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. Interest and fees will still accrue to income pursuant to normal GAAP accounting policies. Should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

As of March 31, 2020, the Company and Bank's capital ratios were in excess of all regulatory requirements. The Company's management team believes that while the Company and Bank have sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt. If the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity. If an extended recession caused large numbers of its deposit customers to withdraw their funds, it might become more reliant on volatile or more expensive sources of funding. Wholesale funding markets are available to the Company, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on net interest margin.

Asset valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

The Company's stock closed below book value at the end of the first quarter of 2020. Management deemed this to be a triggering event to perform a goodwill impairment test. As of March 31, 2020, goodwill was not impaired. COVID-19 could cause a further and sustained decline in the Company's stock price which could cause the Company to re-perform a goodwill impairment test and that could result in an impairment charge being recorded for that period. In the event that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At March 31, 2020, the Company had goodwill of $4,488,000, representing approximately 3.8% of equity.

Processes, controls and business continuity plan

The Company maintains a Business Continuity Plan to prepare, and respond to unforeseen circumstances, such as, natural disasters and pandemics. Upon the COVID-19 pandemic declaration, the Company invoked its Business Continuity Plan. Shortly after invoking the plan, the Company implemented protocols for team member safety, provided timely communication to team members and customers, established remote work capabilities to isolate certain personnel essential to critical business continuity operations, and initiated strategies for monitoring and responding to local COVID-19 impacts. Due to the nature of their functions, many team members continue to operate from physical Company locations, while effectively employing social distancing standards. The Company's Management Team continues to meet regularly to anticipate and respond to any future COVID-19 interruptions or developments. As of March 31, 2020, the Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures it has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to six months. As of April 23, 2020, the Company has executed 18 of these deferrals on outstanding loan balances of $30,334,000. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company is actively participating in assisting our customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of April 24, 2020, there were six (6) approved SBA PPP loans representing $2,189,000 in funding. The Company plans to continue processing PPP applications as long as funds remain available in the program.

The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. The Company may see a short-term slowdown in new loan originations due to COVID-19. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2020 and beyond.

Results of Operations

On a year-to-date basis, the Company reported net income of $2,754,000 or $0.16 per share ($0.16 diluted), for the quarter ended March 31, 2020, as compared to $4,007,000, or $0.24 per share ($0.24 diluted), for the same period in 2019. The Company’s return on average assets was 1.16% for the quarter ended March 31, 2020, as compared to 1.71% for the quarter ended March 31, 2019. The Company’s return on average equity was 9.37% for the quarter ended March 31, 2020, as compared to 14.61% for the quarter ended March 31, 2019.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three month periods ended March 31, 2020 and 2019.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2020 and 2019

		2020			2019
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$603,060	$8,346	5.57%	$578,326	$8,642	6.06%
Investment securities (3)	82,101	428	2.10%	68,293	477	2.83%
Interest-bearing deposits in FRB	178,748	567	1.28%	215,644	1,298	2.44%
Total interest-earning assets	863,909	$9,341	4.35%	862,263	$10,417	4.90%
Allowance for credit losses	(7,905)			(8,458)
Noninterest-earning assets:
Cash and due from banks	29,282			28,349
Premises and equipment, net	9,363			9,741
Accrued interest receivable	7,494			8,217
Other real estate owned	6,628			5,745
Other assets	44,953			41,727
Total average assets	$953,724			$947,584
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$111,459	$40	0.14%	$110,482	$39	0.14%
Money market accounts	245,425	428	0.70%	242,803	511	0.85%
Savings accounts	81,301	32	0.16%	91,503	78	0.35%
Time deposits	62,841	164	1.05%	77,669	206	1.08%
Junior subordinated debentures	10,714	97	3.64%	10,090	123	4.94%
Total interest-bearing liabilities	511,740	$761	0.60%	532,547	$957	0.73%
Noninterest-bearing liabilities:
Noninterest-bearing checking	314,389			294,801
Accrued interest payable	152			181
Other liabilities	9,527			8,844
Total liabilities	835,808			836,373

Total shareholders' equity	117,916			111,211
Total average liabilities and shareholders' equity	$953,724			$947,584
Interest income as a percentage of average earning assets			4.35%			4.90%
Interest expense as a percentage of average earning assets			0.35%			0.45%
Net interest margin			4.00%			4.45%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fee income of approximately $31,000 for the three months ended March 31, 2020 and loan fee income of $32,000 for the three months ended March 31, 2019.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate decreased from 4.75% at December 31, 2019 to 3.25% during the first quarter of 2020. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) for the three months ended March 31, 2020 compared to March 31, 2019
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(296)	$(679)	$383
Investment securities available for sale	(49)	(136)	87
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	(731)	(644)	(87)
Total interest income	(1,076)	(1,459)	383
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(82)	(88)	6
Savings and money market accounts	(46)	(38)	(8)
Time deposits	(42)	(5)	(37)
Other borrowings	—	—	—
Subordinated debentures	(26)	(33)	7
Total interest expense	(196)	(164)	(32)
Increase (decrease) in net interest income	$(880)	$(1,295)	$415

For the three months ended March 31, 2020, total interest income decreased $1,076,000, or 10.33%, as compared to the three months ended March 31, 2019. In comparing the two periods, average interest earning assets increased $1,646,000, with an increase of $24,734,000 in loan balances and an increase of $13,808,000 in investment securities, offset by a $36,896,000 decrease in balances held at the Federal Reserve Bank. Investment securities yields decreased 74 basis points and loan yields decreased 49 basis points. The average yield on total interest-earning assets decreased 55 basis points. The decrease in yields are a result of repricing of variable rate loans, floating rate investment securities, and interest-bearing deposits in FRB at lower rates. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset.

The overall average yield on the loan portfolio decreased to 5.57% for the quarter ended March 31, 2020, as compared to 6.06% for the quarter ended March 31, 2019. The Company has sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At March 31, 2020, 56.2% of the Company's loan portfolio consisted of floating rate instruments, as compared to 54.2% of the portfolio at December 31, 2019, with the majority of those tied to the prime rate. Approximately 15.3%, or $53,695,000, of the floating rate loans had rate floors at March 31, 2020, making them effectively fixed-rate loans for certain decreases in interest rates. None of the loans with floors have floor spreads of 100 basis points or more.

The Company’s net interest margin decreased to 4.00% for the quarter ended March 31, 2020, when compared to 4.45% for the quarter ended March 31, 2019. The net interest margin decreased primarily as a result of decreases in the yields of average earnings assets.

The Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The rates paid on interest-bearing liabilities decreased to 0.60% for the quarter ended March 31, 2020, as compared to 0.73% for the quarter ended March 31, 2019. For the quarter ended March 31, 2020, total interest expense decreased approximately $196,000, or 20.48%, as compared to the quarter ended March 31, 2019. Between those two periods, average interest-bearing liabilities decreased by $20,807,000 due to decreases in savings accounts and time deposits, partially offset by increases in NOW, money market,. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at March 31, 2020.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 3/31/2020	YTD Average 12/31/19	YTD Average 3/31/2019
Loans	69.81%	66.14%	67.08%
Investment securities available for sale	9.50%	8.20%	7.92%
Interest-bearing deposits in FRB	20.69%	25.66%	25.00%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	21.78%	20.50%	20.75%
Money market accounts	47.96%	47.69%	45.60%
Savings accounts	15.89%	16.31%	17.18%
Time deposits	12.28%	13.55%	14.58%
Subordinated debentures	2.09%	1.95%	1.89%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2020 and 2019:

(in 000's)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Amount of Change	Percent Change
Customer service fees	$728	809	$(81)	(10.01)%
Increase in cash surrender value of bank-owned life insurance	131	145	(14)	(9.66)%
Unrealized gain on fair value of marketable equity securities	15	57	(42)	(73.68)%
Gain on fair value of junior subordinated debentures	1,498	414	1,084	261.84%
Loss on dissolution of real estate investment trust	—	(109)	109	(100.00)%
Other	208	207	1	0.48%
Total noninterest income	$2,580	$1,523	$1,057	69.40%

Noninterest income for the quarter ended March 31, 2020 increased $1,057,000 to $2,580,000, compared to the quarter ended March 31, 2019. The increase is mostly attributed to an increase in the recorded fair value of junior subordinated debentures of $1,084,000 for the quarter ended March 31, 2020. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2020 and 2019:

(in 000's)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Amount of Change	Percent Change
Salaries and employee benefits	$2,995	$2,772	$223	8.04%
Occupancy expense	853	813	40	4.92%
Data processing	112	107	5	4.67%
Professional fees	702	813	(111)	(13.65)%
Regulatory assessments	85	93	(8)	(8.60)%
Director fees	94	91	3	3.30%
Correspondent bank service charges	15	14	1	7.14%
Net cost on operation of OREO	153	65	88	135.38%
Other	582	579	3	0.52%
Total expense	$5,591	$5,347	$244	4.56%

Noninterest expense for the quarter ended March 31, 2020 increased $244,000 to $5,591,000, compared to the quarter ended March 31, 2019. The increase was attributed to increases in salary and employee benefits, net OREO costs, and occupancy expense, partially offset by decreases in professional fees and regulatory assessments. The increase in salary and employee benefits was primarily due to an increase in officer incentive expense. The decrease in professional fees was related to decreases in legal fees.

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

The Company has reviewed all of its tax positions as of March 31, 2020, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the quarter ended March 31, 2020 was 28.69% compared to 28.83% for the quarter ended March 31, 2019.

Financial Condition

Total assets increased $20,327,000, or 2.12%, to a balance of $977,246,000 at March 31, 2020, from the balance of $956,919,000 at December 31, 2019, and increased $13,206,000, or 1.37%, from the balance of $964,040,000 at March 31, 2019. Total deposits of $840,437,000 at March 31, 2020, increased $22,075,000, or 2.70%, from the balance reported at December 31, 2019, and increased $8,860,000, or 1.07%, from the balance of $831,577,000 reported at March 31, 2019. Cash and cash equivalents decreased $19,142,000, or 8.74%, between December 31, 2019 and March 31, 2020. Net loans increased $25,920,000, or 4.40%, to a balance of $614,566,000, and investment securities increased $17,398,000, or 21.72%, during the first quarter of 2020.

Earning assets averaged approximately $863,909,000 during the quarter ended March 31, 2020, as compared to $862,263,000 for the same period in 2019. Average interest-bearing liabilities decreased to $511,740,000 for the quarter ended March 31, 2020, from $532,547,000 reported for the comparative period of 2019.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $623,765,000 at March 31, 2020, an increase of $26,391,000, or 4.42%, when compared to the balance of $597,374,000 at December 31, 2019, and an increase of $43,865,000, or 7.03%, when compared to the balance of $579,900,000 reported at March 31, 2019. Loans on average increased $24,734,000, or 4.28%, between the quarter ended March 31, 2019 and March 31, 2020, with loans averaging $603,060,000 for the quarter ended March 31, 2020, as compared to $578,326,000 for the same period of 2019.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at March 31, 2020 and December 31, 2019, the category percentages as of those dates, and the net change between the two periods presented.

	March 31, 2020		December 31, 2019
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$45,840	7.3%	$45,278	7.6%	$562	1.24%
Real estate – mortgage	308,576	49.5%	291,237	48.8%	17,339	5.95%
RE construction & development	151,962	24.4%	138,784	23.2%	13,178	9.50%
Agricultural	49,648	8.0%	52,197	8.7%	(2,549)	(4.88)%
Installment and student loans	67,739	10.8%	69,878	11.7%	(2,139)	(3.06)%
Total gross loans	$623,765	100.00%	$597,374	100.00%	$26,391	4.42%

During the quarter ended March 31, 2020, the Company experienced increases in commercial and industrial loans, real estate mortgage loan, and real estate construction & development compared to the same period ended March 31, 2019. Commercial and industrial loans increased $562,000 between December 31, 2019 and March 31, 2020 and decreased $9,852,000 between March 31, 2019 and March 31, 2020. Real estate mortgage loans increased $17,339,000 between December 31, 2019 and March 31, 2020 and increased $13,222,000 between March 31, 2019 and March 31, 2020. Agricultural loans decreased $2,549,000 between December 31, 2019 and March 31, 2020 and decreased $5,464,000 between March 31, 2019 and March 31, 2020. Installment and student loans decreased $2,139,000 between December 31, 2019 and March 31, 2020 and decreased $3,042,000 between March 31, 2019 and March 31, 2020, mainly due to changes in student loan balances.

Installment and student loans decreased $3,042,000 during the quarter ended March 31, 2020 as compared to the same period ended March 31, 2019, due to increases in installment loans offset by decreases in the student loan portfolio. Included in installment loans are $63,791,000 in student loans made to medical and pharmacy school students. The student loan portfolio consists of unsecured loans to medical and pharmacy students currently enrolled in medical and pharmacy schools in the US and the Caribbean. The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $23,920,000 at March 31, 2020. Accrued interest on loans that have not entered repayment status totaled $5,665,000 at March 31, 2020. At March 31, 2020 there were 866 loans within repayment, deferment, and forbearance which represented $22,149,000, $6,931,000, and $10,791,000 in outstanding balances, respectively. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of March 31, 2020 is approximately $98,000.
Loan interest rates range from 4.50% to 9.50%. The student loan portfolio was previously insured through a surety bond issued by ReliaMax Surety Company and provided a reasonable expectation of collection. In June 2018, ReliaMax Surety Company was declared insolvent by the South Dakota Division of Insurance and is now in liquidation. As a result of the insolvency, risks within the student loan portfolio were assessed and the reserve balance for student loans was increased. The Company classifies student loans delinquent more than 90 days as special mention. As of March 31, 2020 and December 31, 2019 the reserve against the student loan portfolio was $2,385,000 and $2,091,000, respectively. There were no TDRs within the portfolio as of March 31, 2020 or December 31, 2019. Additionally, for the quarter ended March 31, 2020, $29,000 in accrued interest receivable was reversed, due to charge-offs of $502,000 within the student loan portfolio. The increase in charge-offs is the result of the cumulative interest accrual prior to migration and repayment.
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
Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 42.62%, 41.04%, and 40.31%, of the total loan portfolio at March 31, 2020, December 31, 2019, and March 31, 2019, respectively. Real estate mortgage loans increased $17,339,000, or 5.95%, between December 31, 2019 and March 31, 2020, and increased $13,222,000 between March 31, 2019 and March 31, 2020. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $42,543,000, or 6.82%, of the portfolio at March 31, 2020, $45,881,000, or 7.68% of the portfolio at December 31, 2019, and $61,281,000 or 10.57% of the portfolio at March 31, 2019. Loan participations purchased decreased to $5,936,000, or 0.95% of the portfolio, at March 31, 2020. The Company held no loan participation purchases at March 31, 2019. Loan participations sold decreased from $8,517,000, or 1.5%, of the portfolio at March 31, 2019, to $4,866,000, or 0.8%, of the portfolio, at December 31, 2019, and increased to $4,976,000, or 0.8%, of the portfolio, at March 31, 2020.

Deposits

Deposit balances totaled $840,437,000 at March 31, 2020, representing an increase of $22,075,000, or 2.70%, from the balance of $818,362,000 reported at December 31, 2019, and an increase of $8,860,000, or 1.07%, from the balance of $831,577,000 reported at March 31, 2019.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at March 31, 2020 and December 31, 2019, and the net change between the two periods presented.

(in 000's)	March 31, 2020	December 31, 2019	Net Change	Percentage Change
Noninterest-bearing deposits	$324,167	$311,950	$12,217	3.92%
Interest-bearing deposits:
NOW and money market accounts	370,382	360,934	9,448	2.62%
Savings accounts	84,140	80,078	4,062	5.07%
Time deposits:
Under $250,000	42,096	44,926	(2,830)	(6.30)%
$250,000 and over	19,652	20,474	(822)	(4.01)%
Total interest-bearing deposits	516,270	506,412	9,858	1.95%
Total deposits	$840,437	$818,362	$22,075	2.70%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $324,167,000 and $516,270,000 at March 31, 2020, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits increased $9,858,000, or 1.95%, between December 31, 2019 and March 31, 2020, and noninterest-bearing deposits increased $12,217,000, or 3.92%, between the same two periods presented. Included in the increase of $9,858,000 in interest-bearing deposits during the quarter ended March 31, 2020, are increases of $4,062,000 in savings accounts and $9,448,000 in NOW and money market accounts, partially offset by decreases of $3,652,000 in time deposits,

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 97.66% and 97.50% of the total deposit portfolio at March 31, 2020 and December 31, 2019, respectively. The Company held no brokered deposits at March 31, 2020 and December 31, 2019.

On a year-to-date average, the Company experienced a decrease of $1,843,000, or 0.23%, in total deposits between the quarter ended March 31, 2020 and the quarter ended March 31, 2019. Between these two periods, average interest-bearing deposits decreased $21,431,000, or 4.10%, and total noninterest-bearing deposits increased $19,588,000, or 6.64%, on a year-to-date average basis.

Short-Term Borrowings

At March 31, 2020, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $337,485,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $5,686,000. At March 31, 2020, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank (PCBB), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2020 and March 31, 2019, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $313,445,000, collateralized FHLB lines of credit totaling $5,815,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2019.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At March 31, 2020, impaired and classified loans totaled $15,938,000, or 2.6%, of gross loans as compared to $17,664,000, or 3.1%, of gross loans at December 31, 2019.

The student loan portfolio is reviewed for allowance adequacy under the same guidelines as other loans in the Company's portfolio, with additional emphasis for specific risks associated with the portfolio. In general, the Company provides an additional reserve for a percentage of loans in forbearance and loans rated special mention.

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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2020 and December 31, 2019, as well as classified loans at those period-ends.

(in 000's)	March 31, 2020	December 31, 2019
Specific allowance – impaired loans	$607	$1,145
Formula allowance – classified loans not impaired	2	59
Formula allowance – special mention loans	502	355
Total allowance for special mention and classified loans	1,111	1,559

Formula allowance for pass loans	7,658	6,176
Unallocated allowance	351	173
Total allowance for loan losses	$9,120	$7,908

Impaired loans	15,916	17,072
Classified loans not considered impaired	22	592
Total classified loans / impaired loans	$15,938	$17,664
Special mention loans not considered impaired	$4,814	$5,846

Impaired loans decreased $563,000 between December 31, 2019 and March 31, 2020, and the specific allowance related to impaired loans decreased $538,000 between December 31, 2019 and March 31, 2020. The decrease in impaired loans is primarily due to a decrease in non-performing loans. The formula allowance related to classified and special mention unimpaired loans increased by $90,000 between December 31, 2019 and March 31, 2020. The unallocated allowance increased from $173,000 at December 31, 2019 to $351,000 at March 31, 2020. There has been an increase in the required loss reserves as economic conditions have destabilized due to COVID-19. The Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans is reasonable and appropriate. The level of “pass” loans increased approximately $26,384,000 between December 31, 2019 and March 31, 2020. The related formula allowance increased $1,482,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At March 31, 2020, included in impaired loans, were troubled debt restructures totaling $5,254,000, of which $3,130,000 were on nonaccrual. The remaining $2,124,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 4.17% and 19.60% of total impaired loan balances at March 31, 2020. Of the $664,000 in commercial and industrial impaired loans reported at March 31, 2020, two loans, with a total recorded investment of $562,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2020, approximately $15,092,000, or 94.8%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2020 and December 31, 2019.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	March 31, 2020	March 31, 2020	December 31, 2019	December 31, 2019
Commercial and industrial	$664	$75	$1,754	$606
Real estate – mortgage	3,119	282	3,146	283
RE construction & development	11,411	—	11,478	—
Agricultural	722	250	694	256
Installment and student loans	—	—	—	—
Total impaired loans	$15,916	$607	$17,072	$1,145

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2020, approximately $1,941,000 of the total $5,254,000 in TDRs was comprised of real estate mortgages. An additional $2,587,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans at December 31, 2019 and March 31, 2020, due to the value of the collateral securing those loans.

As of April 23, 2020, the Company had executed 18 payment deferrals or modifications on outstanding loan balances of $30,334,000 in connection with the COVID-19 relief provided by the CARES Act. These deferrals were generally no more than six months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

Total troubled debt restructurings increased 1.29% between March 31, 2020 and December 31, 2019. Nonaccrual TDRs increased by 11.87% and accruing TDRs decreased by 11.09% over the same period. Total residential mortgages and real estate construction TDRs decreased $84,000 to a percentage total of 1.82%.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2020 and December 31, 2019.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	March 31, 2020	March 31, 2020	March 31, 2020
Commercial and industrial	$4	$—	$4
Real estate mortgage:
Commercial real estate	893	—	893
Residential mortgages	1,048	—	1,048
Total real estate mortgage	1,941	—	1,941
RE construction & development	2,587	2,587	—
Agricultural	722	543	179
Total troubled debt restructurings	$5,254	$3,130	$2,124

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2019	December 31, 2019	December 31, 2019
Commercial and industrial	$9	$—	$9
Real estate mortgage:
Commercial real estate	898	—	898
Residential mortgages	1,060	—	1,060
Total real estate mortgage	1,958	—	1,958
RE construction & development	2,654	2,654	—
Agricultural	566	144	422
Total troubled debt restructurings	$5,187	$2,798	$2,389

Of the $5,254,000 in total TDRs at March 31, 2020, $3,130,000 were on nonaccrual status at period-end. Of the $5,187,000 in total TDRs at December 31, 2019, $2,798,000 were on nonaccrual status at period-end. As of March 31, 2020, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of March 31, 2020 and December 31, 2019 (in 000's, except for number of borrowers):

	March 31, 2020			December 31, 2019
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	541	$22,688	$4,769	601	$24,198	$4,689
Grace	45	1,232	332	49	1,598	394
Repayment	465	22,149	187	507	24,986	203
Deferment	164	6,931	368	124	4,392	204
Forbearance	237	10,791	196	224	10,626	188
Total	1,452	$63,791	$5,852	1,505	$65,800	$5,678

Included in installment loans are $63,791,000 and $65,800,000 in student loans at March 31, 2020 and December 31, 2019, respectively, made to medical and pharmacy school students. Accrued interest on loans that had not entered repayment status totaled $5,665,000 at March 31, 2020 and $5,475,000 at December 31, 2019. At March 31, 2020 there were 866 loans within repayment, deferment, and forbearance which represented $22,149,000, $6,931,000, and $10,791,000, respectively. At December 31, 2019, there were 855 loans within repayment, deferment, and forbearance which represented $24,986,000, $4,392,000 and $10,626,000, respectively. As of March 31, 2020 and December 31, 2019 the reserve against the student loan portfolio was $2,385,000 and $2,091,000, respectively.

Loan interest rates on the student loan portfolio range from 4.50% to 9.50% and 4.75% to 9.75% at March 31, 2020 and December 31, 2019, respectively.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of March 31, 2020 and December 31, 2019 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	March 31, 2020	December 31, 2019
Nonaccrual loans (1)	$12,620	$11,697
Restructured loans	2,124	2,389
Loans past due 90 days or more, still accruing	1,061	386
Total nonperforming loans	15,805	14,472
Other real estate owned	5,745	6,753
Total nonperforming assets	$21,550	$21,225

Nonperforming loans to total gross loans	2.44%	2.42%
Nonperforming assets to total assets	2.14%	2.22%
Allowance for loan losses to nonperforming loans	59.94%	54.64%
 (1) Included in nonaccrual loans at March 31, 2020 and December 31, 2019 are restructured loans totaling $3,130,000 and $2,797,000, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased$266,000 from a balance of $21,225,000 at December 31, 2019 to a balance of $20,959,000 at March 31, 2020, and remained relatively high compared to peers during the quarter ended March 31, 2020. The ratio of the allowance for loan losses to nonperforming loans increased from 54.64% at December 31, 2019 to 59.94% at March 31, 2020.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	March 31, 2020	December 31, 2019	December 31, 2019
Nonaccrual Loans:
Commercial and industrial	$75	$75	$—
Real estate - mortgage	—	—	—
RE construction & development	11,411	11,478	(67)
Agricultural	543	144	399
Installment and student loans	—	—	—
Total nonaccrual loans	$12,029	$11,697	$332

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2020 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonaccrual loans, totaling $12,620,000 at March 31, 2020, increased $923,000 from the balance of $11,697,000 reported at December 31, 2019, with real estate mortgage and real estate construction loans comprising 94.86% of total nonaccrual loans at March 31, 2020. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $563,000 during the quarter ended March 31, 2020 to a balance of $16,509,000 at March 31, 2020. Other real estate owned through foreclosure decreased to $5,745,000 for the period ended March 31, 2020 as compared to the balance of $6,753,000 recorded at December 31, 2019. Nonperforming assets as a percentage of total assets decreased from 2.22% at December 31, 2019 to 2.14% at March 31, 2020.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	March 31, 2020	December 31, 2019	March 31, 2019
Provision for credit losses year-to-date	$1,707	$20	$6
Allowance as % of nonperforming loans	59.94%	54.64%	55.02%

Nonperforming loans as % total loans	2.44%	2.42%	2.64%
Restructured loans as % total loans	0.84%	0.87%	1.09%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 14 loans totaling $5,254,000 at March 31, 2020, compared to 13 loans totaling $5,187,000 at December 31, 2019.

The following table summarizes special mention loans by type at March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$839	$919
Real estate mortgage:
Commercial real estate	—	1,608
Residential mortgages	356	88
Total real estate mortgage	356	1,696
RE construction & development	998	998
Agricultural	2,246	1,279
Installment and student loans	375	386
Total special mention loans	$4,814	$5,278

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which creates pressure on loan pricing. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company enters into troubled debt restructurings, when it improves collection prospects. While business and consumer spending have shown improvement over the last several years, it is difficult to forecast the magnitude of the impact COVID-19 will have on the economy. Local unemployment rates in the San Joaquin Valley have improved, but are expected to substantially increase due to closure of non-essential business and shelter in place orders. Management recognizes increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the quarter ended March 31, 2020 and March 31, 2019.

Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	March 31, 2020	March 31, 2019
Total loans outstanding at end of period before deducting allowances for credit losses	$623,686	$579,900
Average loans outstanding during period	603,060	578,326

Balance of allowance at beginning of period	7,908	8,395
Loans charged off:
Real estate	—	(5)
Commercial and industrial	—	—
Agricultural	—	—
Installment and student loans	(509)	(103)
Total loans charged off	(509)	(108)
Recoveries of loans previously charged off:
Real estate	4	5
Commercial and industrial	5	47
Installment and student loans	5	72
Total loan recoveries	14	124
Net loans (charged off) recovered	(495)	16

Provision (recovery of provision) charged to operating expense	1,707	6
Balance of allowance for credit losses at end of period	$9,120	$8,417

Net loan recoveries to total average loans (annualized)	0.33%	(0.28)%
Net loan recoveries to loans at end of period (annualized)	0.02%	(0.28)%
Allowance for credit losses to total loans at end of period	1.46%	1.52%
Net loan recoveries to allowance for credit losses (annualized)	1.36%	(18.64)%
Provision (recovery of provision) for credit losses to net recoveries (annualized)	(153.27)%	(184.17)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the quarter ended March 31, 2020, a $1,707,000 provision was recorded to the allowance for credit losses as compared to a $6,000 provision recorded for the quarter ended March 31, 2019.

Net charge-offs during the quarter ended March 31, 2020 totaled $495,000 as compared to net recoveries of $16,000 for the quarter ended March 31, 2019. The Company charged-off, or had partial charge-offs on 19 loans during the quarter ended March 31, 2020, as compared to six loans during the same period ended March 31, 2019, and 35 loans during the year ended December 31, 2019. The annualized percentage net charge-offs to average loans were 0.33% for the quarter ended March 31, 2020. Annualized percentage net recoveries were 0.09% for the year ended December 31, 2019, and 0.01% for the quarter ended March 31, 2019. The Company's loans net of unearned fees increased from $579,617,000 at March 31, 2019 to $623,686,000 at March 31, 2020.

The allowance at March 31, 2020 was 1.46% of outstanding loan balances at March 31, 2020, as compared to 1.33% at December 31, 2019, and 1.52% at March 31, 2019.

At March 31, 2020 and March 31, 2019, unfunded loan commitment reserves of $584,000 and $567,000, respectively, were reported in other liabilities. Management believes that the 1.46% credit loss allowance at March 31, 2020 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At March 31, 2020, the Bank had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (reverse repos) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth and accommodate any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2020, the loan portfolio totaled 63.8% of total assets and the loan to deposit ratio was 73.1%, compared to 62.3% and 71.9%, respectively, at December 31, 2019. Liquid assets at March 31, 2020, included cash and cash equivalents totaling $199,853,000 as compared to $218,995,000 at December 31, 2019. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $343,171,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at March 31, 2020.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the quarter ended March 31, 2020, the Holding Company has received $1,967,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2018	$220,337
March 31, 2019	$260,701
December 31, 2019	$218,995
March 31, 2020	$199,853

Cash and cash equivalents decreased $19,142,000 during the quarter ended March 31, 2020, compared to an increase of $40,364,000 during the quarter ended March 31, 2019.

The Company had a net cash inflow from operating activities of $4,812,000 for the quarter ended March 31, 2020 and a cash inflow from operations totaling $2,823,000 for the period ended March 31, 2019. The Company experienced net cash outflows from investing activities of $44,161,000 related to a $26,886,000 increase in loan balances and purchases of available-for-sale securities of $23,020,000. For the quarter ended March 31, 2019, the Company experienced net cash inflows from investing activities of $11,607,000 related to a $8,050,000 decrease in loan balances and principal payments on available-for-sale securities of $3,677,000.

During the quarter ended March 31, 2020, the Company experienced net cash inflows from financing activities totaling $20,207,000, primarily as the result of increases of $25,727,000 in demand deposits and savings accounts, partially offset by decreases of $3,653,000 in time deposits. For the quarter ended March 31, 2019, the Company experienced net cash inflows of $25,934,000 primarily as the result of increases of $35,090,000 in demand deposits and savings accounts, offset by decreases of $9,156,000 in time deposits.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholders' equity to total tangible assets equal to or greater than 9.0%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.4% and 12.1% at March 31, 2020 and 2019, respectively.

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2020, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 14. Capital Ratios

	Ratios at March 31, 2020	Ratios at December 31, 2019	Minimum for Capital Adequacy (1)	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	17.24%	17.98%	10.50%	N/A
Bank	17.21%	17.78%	10.50%	10.00%
Tier 1 capital to risk-weighted assets
Company	15.99%	16.81%	8.50%	N/A
Bank	15.96%	16.61%	8.50%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	14.92%	15.39%	7.00%	N/A
Bank	15.96%	16.61%	7.00%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.77%	12.82%	6.00%	N/A
Bank	12.76%	12.83%	6.00%	5.00%
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
As of March 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.6% of total shareholders' equity of $117,410,000 at March 31, 2020. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the quarter ended March 31, 2020, the Company did not repurchase any of the shares available.

During the quarter ended ended March 31, 2020, the Bank paid $1,967,000 in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On March 24, 2020, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 15, 2020, to shareholders of record as of April 6, 2020. Approximately $1,867,000 was transfered from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank.  At March 31, 2020, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended March 31, 2020.

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

* Data required by Accounting Standards Codification (ASC) 260, Earnings per Share, is provided in Note 10 to the consolidated financial statements in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date:	May 1, 2020	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer