Form 10-Q
period 2020-06-30
UNITED SECURITY BANCSHARES
filed 2020-07-31
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2020: 16,977,239

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2020 and December 31, 2019

(in thousands except shares)	June 30, 2020	December 31, 2019
Assets
Cash and non-interest-bearing deposits in other banks	$34,985	$27,291
Due from Federal Reserve Bank ("FRB")	194,556	191,704
Cash and cash equivalents	229,541	218,995
Investment securities (at fair value)
Available-for-sale ("AFS") securities	92,877	76,312
Marketable equity securities	3,862	3,776
Total investment securities	96,739	80,088
Loans	649,654	597,374
Unearned fees and unamortized loan origination costs - net	(1,004)	(820)
Allowance for credit losses	(8,862)	(7,908)
Net loans	639,788	588,646
Premises and equipment - net	9,441	9,380
Accrued interest receivable	9,146	8,208
Other real estate owned	5,018	6,753
Goodwill	4,488	4,488
Deferred tax assets - net	2,574	3,191
Cash surrender value of life insurance	20,279	20,955
Operating lease right-of-use assets	3,065	3,360
Other assets	11,294	12,855
Total assets	$1,031,373	$956,919

Liabilities & Shareholders' Equity
Liabilities
Deposits
Non-interest-bearing	$362,010	$311,950
Interest-bearing	531,102	506,412
Total deposits	893,112	818,362

Accrued interest payable	36	59
Operating lease liabilities	3,168	3,463
Other liabilities	7,826	8,239
Junior subordinated debentures (at fair value)	9,771	10,808
Total liabilities	913,913	840,931
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 16,977,239 at June 30, 2020 and 16,973,885 at December 31, 2019	59,181	58,973
Retained earnings	58,680	57,647
Accumulated other comprehensive loss	(401)	(632)
Total shareholders' equity	117,460	115,988
Total liabilities and shareholders' equity	$1,031,373	$956,919

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2020	2019	2020	2019
Interest Income:
Interest and fees on loans	$7,713	$8,443	$16,059	$17,085
Interest on investment securities	356	444	784	921
Interest on deposits in FRB	38	1,424	605	2,722
Total interest income	8,107	10,311	17,448	20,728

Interest Expense:
Interest on deposits	447	890	1,111	1,724
Interest on other borrowed funds	83	118	180	241
Total interest expense	530	1,008	1,291	1,965

Net Interest Income	7,577	9,303	16,157	18,763
Provision for Credit Losses	428	4	2,134	10
Net Interest Income after Provision for Credit Losses	7,149	9,299	14,023	18,753

Noninterest Income:
Customer service fees	618	830	1,346	1,639
Increase in cash surrender value of bank-owned life insurance	127	147	258	292
Unrealized gain on fair value of marketable equity securities	71	53	85	110
Gain on proceeds from bank-owned life insurance	310	—	310	—
(Loss) gain on fair value of junior subordinated debentures	(30)	497	1,469	911
Loss on dissolution of real estate investment trust	—	(5)	—	(114)
Gain on sale of assets	—	6	—	6
Other	118	201	328	408
Total noninterest income	1,214	1,729	3,796	3,252

Noninterest Expense:
Salaries and employee benefits	2,414	2,760	5,409	5,532
Occupancy expense	869	808	1,723	1,621
Data processing	135	144	247	251
Professional fees	555	746	1,257	1,559
Regulatory assessments	77	83	162	176
Director fees	94	95	188	186
Correspondent bank service charges	17	14	33	28
Net cost on operation and sale of OREO	780	87	933	152
Other	612	525	1,193	1,104
Total noninterest expense	5,553	5,262	11,145	10,609

Income Before Provision for Taxes	2,810	5,766	6,674	11,396
Provision for Taxes on Income	798	1,669	1,906	3,292
Net Income	$2,012	$4,097	$4,768	$8,104

Net Income per common share
Basic	$0.12	$0.24	$0.28	$0.48
Diluted	$0.12	$0.24	$0.28	$0.48
Shares on which net income per common shares were based
Basic	16,975,588	16,950,564	16,974,845	16,948,810
Diluted	16,988,778	16,981,705	16,992,223	16,977,224

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net Income	$2,012	$4,097	$4,768	$8,104

Unrealized holdings gain on debt securities	952	275	827	563
Unrealized gains on unrecognized post-retirement costs	20	14	40	28
Unrealized loss on junior subordinated debentures	(1,208)	(542)	(453)	(1,247)
Other comprehensive (loss) gain, before tax	(236)	(253)	414	(656)
Tax expense related to debt securities	(342)	(85)	(305)	(170)
Tax expense related to unrecognized post-retirement costs	(5)	(4)	(11)	(8)
Tax benefit related to junior subordinated debentures	356	160	133	368
Total other comprehensive (loss) gain	(227)	(182)	231	(466)
Comprehensive Income	$1,785	$3,915	$4,999	$7,638

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2018 (1)	16,946,622	$58,624	$49,942	$674	$109,240
(1) Excludes 59,217 unvested restricted shares

Other comprehensive loss				(284)	(284)
Dividends payable ($0.11 per share)			(1,869)		(1,869)
Restricted stock units released	2,500				—
Stock-based compensation expense		99			99
Net income			4,007		4,007
Balance March 31, 2019 (2)	16,949,122	$58,723	$52,080	$390	$111,193
(2) Excludes 58,717 unvested restricted shares

Other comprehensive loss				(182)	(182)
Dividends payable ($0.11 per share)			(1,865)		(1,865)
Restricted stock units released	4,622				—
Stock-based compensation expense		95			95
Net income			4,097		4,097
Balance June 30, 2019 (3)	16,953,744	$58,818	$54,312	$208	$113,338
(3) Excludes 55,713 unvested restricted shares

Other comprehensive loss				(513)	(513)
Dividends payable ($0.11 per share)			(1,865)		(1,865)
Stock-based compensation expense		78			78
Net income			4,173		4,173
Balance September 30, 2019 (4)	16,953,744	$58,896	$56,620	$(305)	$115,211
(4) Excludes 55,713 unvested restricted shares

Other comprehensive loss				(327)	(327)
Dividends payable ($0.11 per share)			(1,868)		(1,868)
Restricted stock units released	20,141				—
Stock-based compensation expense		77			77
Net income			2,895		2,895
Balance December 31, 2019 (5)	16,973,885	$58,973	$57,647	$(632)	$115,988
(5) Excludes 35,572 unvested restricted shares

Other comprehensive income				458	458
Dividends payable ($0.11 per share)			(1,867)		(1,867)
Restricted stock units released	350				—
Tax benefit from restricted stock units released		(1)			(1)
Stock-based compensation expense		78			78
Net income			2,754		2,754
Balance March 31, 2020 (6)	16,974,235	$59,050	$58,534	$(174)	$117,410

(6) Excludes 47,572 unvested restricted shares

Other comprehensive loss				(227)	(227)
Dividends payable ($0.11 per share)			(1,866)		(1,866)
Restricted stock units released	3,004				—
Stock-based compensation expense		131			131
Net income			2,012		2,012
Balance June 30, 2020 (7)	16,977,239	$59,181	$58,680	$(401)	$117,460
(7) Excludes 44,568 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2020	2019
Cash Flows From Operating Activities:
Net Income	$4,768	$8,104
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,134	10
Depreciation and amortization	698	694
Amortization of operating lease right-of-use assets	(295)	(354)
Amortization of premium/discount on investment securities, net	523	298
Increase in accrued interest receivable	(937)	(1,972)
(Decrease) increase in accrued interest payable	(23)	20
Decrease in accounts payable and accrued liabilities	(397)	(2,104)
Decrease in unearned fees and unamortized loan origination costs, net	184	492
Decrease (increase) in income taxes receivable	1,472	(760)
Unrealized gain on marketable equity securities	(85)	(110)
Stock-based compensation expense	209	194
Benefit (provision) for deferred income taxes	300	(99)
Loss on sale of other real estate owned	113	—
Write down on other real estate owned	727	—
Gain on bank owned life insurance	(310)	—
Increase in cash surrender value of bank-owned life insurance	(258)	(292)
Gain on fair value option of junior subordinated debentures	(1,469)	(911)
Loss on dissolution of real estate investment trust	—	114
Gain on sale of premises and equipment	—	(6)
Net decrease in other assets	762	1,758
Net cash provided by operating activities	8,116	5,076

Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(39)	(47)
Purchases of available-for-sale securities	(27,971)	—
Principal payments of available-for-sale securities	11,709	6,828
Net (increase) decrease in loans	(53,461)	14,559
Cash proceeds from sales of other real estate owned	895	—
Investment in limited partnership	(201)	(320)
Cash proceeds from sale of premises and equipment	—	12
Proceeds from bank owned life insurance	1,243	—
Capital expenditures of premises and equipment	(759)	(392)
Net cash (used in) provided by investing activities	(68,584)	20,640

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	76,476	77,652
Net decrease in time deposits	(1,727)	(12,380)
Dividends on common stock	(3,735)	(1,869)
Net cash provided by financing activities	71,014	63,403

Net increase in cash and cash equivalents	10,546	89,123
Cash and cash equivalents at beginning of period	218,995	220,337
Cash and cash equivalents at end of period	$229,541	$309,460

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1.Organization and Summary of Significant Accounting and Reporting Policies

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

Recent Accounting Standards Not Yet Adopted:

In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The FASB is issuing this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This original amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In October 2019 FASB unanimously approved a vote to delay the effective date of this Standard to be effective for fiscal years beginning after December 15, 2022. The Company has formed a project team that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and the Company continues to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods in 2020. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loan portfolio as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on the Company's consolidated financial statements. Additionally, in regard to the recently approved delay in implementation, the Company is evaluating it's expected implementation date.

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2020 and December 31, 2019:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2020
Securities available-for-sale:
U.S. Government agencies	$36,451	$161	$(312)	$36,300
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	46,988	837	(23)	47,802
Asset-backed securities	3,860	—	(102)	3,758
Corporate bonds	5,000	17	—	5,017
Total securities available for sale	$92,299	$1,015	$(437)	$92,877

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2019
Securities available-for-sale:
U.S. Government agencies	$28,737	$152	$(190)	$28,699
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	47,824	120	(331)	47,613
Total securities available for sale	$76,561	$272	$(521)	$76,312

The amortized cost and fair value of securities available for sale at June 30, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	June 30, 2020
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	18,435	18,348
Due after ten years	26,876	26,727
Collateralized mortgage obligations	46,988	47,802
	$92,299	$92,877

There were no realized gains or losses on sales of available-for-sale securities for the three and six month periods ended June 30, 2020 and June 30, 2019. There were no other-than-temporary impairment losses for the three and six month periods ended June 30, 2020 and June 30, 2019.

At June 30, 2020, available-for-sale securities with an amortized cost of approximately $56,019,000 (fair value of $56,570,000) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$13,463	$(123)	14,810	(189)	$28,273	$(312)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	4,242	(7)	2,530	(16)	6,772	(23)
Corporate bonds	—	—	—	—	—	—
Asset-backed securities	3,758	(102)	—	—	3,758	(102)
Total impaired securities	$21,463	$(232)	$17,340	$(205)	$38,803	$(437)

December 31, 2019
Securities available for sale:
U.S. Government agencies	$3,961	$(12)	$15,989	$(178)	$19,950	$(190)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,400	(187)	11,244	(144)	36,644	(331)
Total impaired securities	$29,361	$(199)	$27,233	$(322)	$56,594	$(521)

Temporarily impaired securities at June 30, 2020, were comprised of one asset-backed security, twelve U.S. government agency securities, and five U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At June 30, 2020, the decline in fair value of the one asset-backed security, twelve U.S. government agency securities, and the five U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2020.

During the six months ended June 30, 2020 and 2019, the Company recognized $85,000 and $110,000 of unrealized holding gains related to equity securities in the consolidated statements of income, respectively. For the quarters ended June 30, 2020 and June 30, 2019, the Company recognized unrealized holding gains of $71,000 and $53,000, respectively.

The Company had no held-to-maturity or trading securities at June 30, 2020 or December 31, 2019.

3.Loans

Loans are comprised of the following:

(in 000's)	June 30, 2020	December 31, 2019
Commercial and industrial:
Commercial and business loans	$41,525	$44,534
Government program loans	26,705	744
Total commercial and industrial	68,230	45,278
Real estate mortgage:
Commercial real estate	264,492	245,183
Residential mortgages	49,826	45,881
Home improvement and home equity loans	120	173
Total real estate mortgage	314,438	291,237
Real estate construction and development	153,655	138,784
Agricultural	48,979	52,197
Installment and student loans	64,352	69,878
Total loans	$649,654	$597,374

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 10.6% of total loans at June 30, 2020 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Included within the balance of Commercial and industrial loans is $26,035,000 in Paycheck Protection Program ("PPP") loans administrated by the SBA. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Real estate mortgage loans, representing 48.4% of total loans at June 30, 2020, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

•Commercial real estate mortgage loans comprise the largest segment of this loan category and are available on all types of income producing and non-income producing commercial properties, including: office buildings, shopping centers; apartments and motels; owner occupied buildings; manufacturing facilities and more. Commercial real estate mortgage loans can also be used to refinance existing debt. Commercial real estate loans are made under the premise that the loan will be repaid from the borrower's business operations, rental income associated with the real property, or personal assets.

•Residential mortgage loans are provided to individuals to finance or refinance single-family residences. Residential mortgages are not a primary business line offered by the Company, and a majority are conventional mortgages that were purchased as a pool.

•Home Improvement and Home Equity loans comprise a relatively small portion of total real estate mortgage loans. Home equity loans are generally secured by junior trust deeds, but may be secured by 1st trust deeds.

Real estate construction and development loans, representing 23.7% of total loans at June 30, 2020, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 7.5% of total loans at June 30, 2020 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 9.8% of total loans at June 30, 2020 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See "Note 4 - Student Loans" for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2020 and December 31, 2019, these financial instruments include commitments to extend credit of $231,275,000 and $197,559,000, respectively, and standby letters of credit of $3,615,000 and $1,662,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of delinquent loans at June 30, 2020 (in 000's):

June 30, 2020	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$41,525	$41,525	$—
Government program loans	—	—	—	—	26,705	26,705	—
Total commercial and industrial	—	—	—	—	68,230	68,230	—
Commercial real estate loans	—	1,009	—	1,009	263,483	264,492	—
Residential mortgages	—	—	—	—	49,826	49,826	—
Home improvement and home equity loans	—	—	—	—	120	120	—
Total real estate mortgage	—	1,009	—	1,009	313,429	314,438	—

Real estate construction and development loans	—	—	8,573	8,573	145,082	153,655	—
Agricultural loans	—	—	514	514	48,465	48,979	—

Installment and student loans	209	292	269	770	63,328	64,098	269
Overdraft protection lines	—	—	—	—	30	30	—
Overdrafts	—	—	—	—	224	224	—
Total installment and student loans	209	292	269	770	63,582	64,352	269
Total loans	$209	$1,301	$9,356	$10,866	$638,788	$649,654	$269

The following is a summary of delinquent loans at December 31, 2019 (in 000's):

December 31, 2019	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$568	$—	$75	$643	$43,891	$44,534	$—
Government program loans	—	—	—	—	744	744	—
Total commercial and industrial	568	—	75	643	44,635	45,278	—
Commercial real estate loans	—	—	—	—	245,183	245,183	—
Residential mortgages	28	—	—	28	45,853	45,881	—
Home improvement and home equity loans	—	—	—	—	173	173	—
Total real estate mortgage	28	—	—	28	291,209	291,237	—
Real estate construction and development loans	—	—	8,825	8,825	129,959	138,784	—
Agricultural loans	957	423	144	1,524	50,673	52,197	—

Installment and student loans	292	657	386	1,335	68,280	69,615	386
Overdraft protection lines	—	—	—	—	33	33	—
Overdrafts	—	—	—	—	230	230	—
Total installment and student loans	292	657	386	1,335	68,543	69,878	386
Total loans	$1,845	$1,080	$9,430	$12,355	$585,019	$597,374	$386

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2020 or December 31, 2019.

The following is a summary of nonaccrual loan balances at June 30, 2020 and December 31, 2019 (in 000's).

	June 30, 2020	December 31, 2019
Commercial and business loans	$—	$75
Government program loans	—	—
Total commercial and industrial	—	75

Commercial real estate loans	—	—
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	—

Real estate construction and development loans	11,109	11,478
Agricultural loans	514	144
Installment and student loans	—	—

Total nonaccrual loans	$11,623	$11,697

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

The following is a summary of impaired loans at June 30, 2020 (in 000's).

June 30, 2020	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$316	$318	$—	$318	$—	$744	$14
Government program loans	240	241	—	241	—	249	7
Total commercial and industrial	556	559	—	559	—	993	21

Commercial real estate loans	2,040	1,156	892	2,048	175	2,066	60
Residential mortgages	1,037	502	539	1,041	31	1,052	27
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,077	1,658	1,431	3,089	206	3,118	87

Real estate construction and development loans	11,109	11,109	—	11,109	—	11,333	147
Agricultural loans	694	325	371	696	243	704	8
Installment and student loans	—	—	—	—	—	—	—

Total impaired loans	$15,436	$13,651	$1,802	$15,453	$449	$16,148	$263

(1) The recorded investment in loans includes accrued interest receivable of $17.
(2) Information is based on six months ended June 30, 2020.

The following is a summary of impaired loans at December 31, 2019 (in 000's).

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$1,484	$368	$1,128	$1,496	$606	$1,930	$116
Government program loans	257	258	—	258	—	275	18
Total commercial and industrial	1,741	626	1,128	1,754	606	2,205	134

Commercial real estate loans	2,073	1,181	902	2,083	263	2,031	123
Residential mortgages	1,060	517	546	1,063	20	1,577	56
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,133	1,698	1,448	3,146	283	3,608	179

Real estate construction and development loans	11,478	11,478	—	11,478	—	11,572	231
Agricultural loans	684	262	432	694	256	726	57

Installment and student loans	—	—	—	—	—	14	—

Total impaired loans	$17,036	$14,064	$3,008	$17,072	$1,145	$18,125	$601

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

The average recorded investment in impaired loans for the quarters ended June 30, 2020 and 2019 was $15,685,000 and $18,225,000, respectively. Interest income recognized on impaired loans for the quarters ended June 30, 2020 and 2019 was approximately $124,000 and $197,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $67,000 and $87,000 for the quarters ended June 30, 2020 and 2019, respectively.

The average recorded investment in impaired loans for the six months ended June 30, 2020 and 2019 was $16,148,000 and $18,396,000, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2020 and 2019 was approximately $263,000 and $334,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $148,000 and $129,000 for the six months ended June 30, 2020 and 2019, respectively.

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

- A modification of terms of a debt such as one or a combination of:

◦The reduction (absolute or contingent) of the stated interest rate.
◦The extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.
◦The reduction (absolute or contingent) of the face amount or maturity amount of debt as stated in the instrument or agreement.
◦The reduction (absolute or contingent) of accrued interest.
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

There were no TDR additions or defaults for the quarters ended June 30, 2020 or June 30, 2019. There was one addition during the six months ended June 30, 2020 and none during the six months ended June 30, 2019

The following tables illustrates TDR additions and defaults for the periods indicated:

Six Months Ended June 30, 2020
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and business loans	—	—	—		$—
Government program loans	—	—	—	—	—
Commercial real estate term loans	—	—	—	—	—
Single family residential loans	—	—	—	—	—
Home improvement and home equity loans	—	—	—	—	—
Real estate construction and development loans	—	—	—	—	—
Agricultural loans	1	179	179	—	—
Installment and student loans	—	—	—	—	—
Overdraft protection lines	—	—	—	—	—
Total loans	1	$179	$179	—	$—

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At June 30, 2020, the Company had 13 restructured loans totaling $5,155,000 as compared to 13 restructured loans totaling $5,187,000 at December 31, 2019.

The following tables summarize TDR activity by loan category for the quarters ended June 30, 2020 and June 30, 2019 (in 000's).

Three Months Ended June 30, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$4	$893	$1,048	$—	$2,587	$721	$—	$5,253

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(4)	(4)	(10)	—	(51)	(29)	—	(98)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$889	$1,038	$—	$2,536	$692	$—	$5,155

Allowance for loan loss	$—	$175	$31	$—	$—	$243	$—	$449
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Three Months Ended June 30, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$57	$911	$1,857	$—	$2,804	$711	$—	$6,340

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(19)	(4)	(16)	—	(66)	(52)	—	(157)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$38	$907	$1,841	$—	$2,738	$659	$—	$6,183

Allowance for loan loss	$—	$347	$32	$—	$—	$451	$—	$830
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

The following tables summarize TDR activity by loan category for the six months ended June 30, 2020 and June 30, 2019 (in 000's).

Six Months Ended June 30, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$9	$898	$1,060	$—	$2,654	$566	$—	$5,187

Additions	—	—	—	—	—	179	—	179

Principal (reductions) additions	(9)	(9)	(22)	—	(118)	(53)	—	(211)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$889	$1,038	$—	$2,536	$692	$—	$5,155

Allowance for loan loss	$—	$175	$31	$—	$—	$243	$—	$449
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$75	$1,305	$2,029	$—	$2,838	$812	$—	$7,059

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(37)	(393)	(188)	—	(100)	(153)	—	(871)
Charge-offs	—	(5)		—	—	—	—	(5)

Ending balance	$38	$907	$1,841	$—	$2,738	$659	$—	$6,183

Allowance for loan loss	$—	$347	$32	$—	$—	$451	$—	$830
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulatory guidelines. As of June 30, 2020, the Company had executed 28 payment deferrals or modifications on outstanding loan balances of $69,997,000 in connection with the COVID-19 relief provided by the CARES Act. These deferrals were generally no more than six months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

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

The Company did not carry any loans graded as loss at June 30, 2020 or December 31, 2019.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2020 and December 31, 2019:

June 30, 2020	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$26,306	$2,767	$—	$—	$29,073
Grade 3	—	751	—	—	751
Grades 4 and 5 – pass	40,073	258,108	141,548	45,966	485,695
Grade 6 – special mention	1,275	1,715	998	2,320	6,308
Grade 7 – substandard	576	1,151	11,109	693	13,529
Grade 8 – doubtful	—	—	—	—	—
Total	$68,230	$264,492	$153,655	$48,979	$535,356

December 31, 2019	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$278	$2,806	$—	$—	$3,084
Grade 3	—	981	—	—	981
Grades 4 and 5 – pass	41,757	238,612	126,308	50,234	456,911
Grade 6 – special mention	919	1,608	998	1,279	4,804
Grade 7 – substandard	2,324	1,176	11,478	684	15,662
Grade 8 – doubtful	—	—	—	—	—
Total	$45,278	$245,183	$138,784	$52,197	$481,442

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

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$35,163	$103	$63,427	$98,693	$33,059	$155	$68,752	$101,966
Pass	14,123	17	656	14,796	12,542	18	740	13,300
Special mention	357	—	269	626	88	—	386	474
Substandard	183	—	—	183	192	—	—	192
Doubtful	—	—	—	—	—	—	—	—
Total	$49,826	$120	$64,352	$114,298	$45,881	$173	$69,878	$115,932

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

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended June 30, 2020 and 2019 (in 000's)

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2020
Beginning balance	$914	$910	$3,461	$868	$2,616	$351	$9,120
Provision (recovery of provision) for credit losses	(166)	(103)	363	(32)	577	(211)	428

Charge-offs	—	—	(252)	—	(448)	—	(700)
Recoveries	8	5	—	—	1	—	14
Net recoveries (charge-offs)	8	5	(252)	—	(447)	—	(686)

Ending balance	$756	$812	$3,572	$836	$2,746	$140	$8,862
Period-end amount allocated to:
Loans individually evaluated for impairment	—	206	—	243	—	—	449
Loans collectively evaluated for impairment	756	606	3,572	593	2,746	140	8,413
Ending balance	$756	$812	$3,572	$836	$2,746	$140	$8,862

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2019
Beginning balance	$1,614	$995	$2,188	$969	$1,838	$813	$8,417
Provision (recovery of provision) for credit losses	(167)	(135)	142	163	136	(135)	4

Charge-offs	—	—	—	—	(5)	—	(5)
Recoveries	9	4	—	—	23	—	36
Net recoveries (charge-offs)	9	4	—	—	18	—	31

Ending balance	$1,456	$864	$2,330	$1,132	$1,992	$678	$8,452
Period-end amount allocated to:
Loans individually evaluated for impairment	609	379	—	451	—	—	1,439
Loans collectively evaluated for impairment	847	485	2,330	681	1,992	678	7,013
Ending balance	$1,456	$864	$2,330	$1,132	$1,992	$678	$8,452

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended June 30, 2020 and 2019 (in 000's)

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2020
Beginning balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908
Provision (recovery of provision) for credit losses	(579)	91	1,016	75	1,564	(33)	2,134

Charge-offs	—	—	(252)	—	(956)	—	(1,208)
Recoveries	13	9	—	—	6	—	28
Net recoveries (charge-offs)	13	9	(252)	—	(950)	—	(1,180)

Ending balance	$756	$812	$3,572	$836	$2,746	$140	$8,862
Period-end amount allocated to:
Loans individually evaluated for impairment	—	206	—	243	—	—	449
Loans collectively evaluated for impairment	756	606	3,572	593	2,746	140	8,413
Ending balance	$756	$812	$3,572	$836	$2,746	$140	$8,862

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2019
Beginning balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395
Provision (recovery of provision) for credit losses	(274)	(154)	(94)	1	446	85	10

Charge-offs	—	(5)	—	—	(114)	—	(119)
Recoveries	57	8	—	—	101	—	166
Net (charge-offs) recoveries	57	3	—	—	(13)	—	47

Ending balance	$1,456	$864	$2,330	$1,132	$1,992	$678	$8,452
Period-end amount allocated to:
Loans individually evaluated for impairment	609	379	—	451	—	—	1,439
Loans collectively evaluated for impairment	847	485	2,330	681	1,992	678	7,013
Ending balance	$1,456	$864	$2,330	$1,132	$1,992	$678	$8,452

The following summarizes information with respect to the loan balances at June 30, 2020 and 2019.

	June 30, 2020			June 30, 2019
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$318	$41,207	$41,525	$1,878	$52,456	$54,334
Government program loans	241	26,464	26,705	275	536	811
Total commercial and industrial	559	67,671	68,230	2,153	52,992	55,145

Commercial real estate loans	2,048	262,444	264,492	1,824	225,701	227,525
Residential mortgage loans	1,041	48,785	49,826	1,848	52,294	54,142
Home improvement and home equity loans	—	120	120	—	221	221
Total real estate mortgage	3,089	311,349	314,438	3,672	278,216	281,888

Real estate construction and development loans	11,109	142,546	153,655	11,562	103,049	114,611

Agricultural loans	696	48,283	48,979	667	51,360	52,027

Installment and student loans	—	64,352	64,352	—	69,750	69,750

Total loans	$15,453	$634,201	$649,654	$18,054	$555,367	$573,421
4.Student Loans

Included in installment loans are $60,533,000 and $65,800,000 in student loans at June 30, 2020 and December 31, 2019, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $3,315,000 at June 30, 2020 and $4,689,000 at December 31, 2019. At June 30, 2020 there were 816 loans within repayment, deferment, and forbearance which represented $19,015,000, $4,368,000, and $13,716,000, respectively. At December 31, 2019, there were 855 loans within repayment, deferment, and forbearance which represented $24,986,000, $4,392,000 and $10,626,000, respectively. As of June 30, 2020 and December 31, 2019, the reserve against the student loan portfolio was $2,692,000 and $2,091,000, respectively. There were no TDRs within the portfolio as of June 30, 2020 or December 31, 2019. At June 30, 2020 and December 31, 2019, student loans totaling $269,000 and $386,000, respectively, were included in the special mention category.

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

The following tables summarize the credit quality indicators for outstanding student loans as of June 30, 2020 and December 31, 2019 (in 000's, except for number of borrowers):

	June 30, 2020			December 31, 2019
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	386	$14,495	$3,315	601	$24,198	$4,689
Grace	188	8,939	2,106	49	1,598	394
Repayment	415	19,015	237	507	24,986	203
Deferment	93	4,368	242	124	4,392	204
Forbearance	308	13,716	439	224	10,626	188
Total	1,390	$60,533	$6,339	1,505	$65,800	$5,678

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the three and six months ended June 30, 2020, $21,000 and $50,000 in accrued interest receivable was reversed, due to charge-offs of $446,000 and $947,000, respectively, within the student loan portfolio. For six months ended June 30, 2019, $4,000 in accrued interest receivable was reversed, due to charge-offs of $103,000 within the student loan portfolio. For the three months ended June 30, 2019 there was no reversal in accrued interest and no charge-offs.

The following tables summarize the student loan aging for loans in repayment and forbearance as of June 30, 2020 and December 31, 2019 (in 000's, except for number of borrowers):

	June 30, 2020		December 31, 2019
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	296	$31,961	295	$34,277
31 - 60 days	3	209	4	292
61 - 90 days	2	292	7	657
91 - 120 days	1	174	6	386
Over 120 days	1	95	—	—
Total	303	$32,731	312	$35,612
5.Deposits

Deposits include the following:

(in 000's)	June 30, 2020	December 31, 2019
Noninterest-bearing deposits	$362,010	$311,950
Interest-bearing deposits:
NOW and money market accounts	378,274	360,934
Savings accounts	89,153	80,078
Time deposits:
Under $250,000	41,274	44,926
$250,000 and over	22,401	20,474
Total interest-bearing deposits	531,102	506,412
Total deposits	$893,112	$818,362

6.Short-term Borrowings/Other Borrowings

At June 30, 2020, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $308,717,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $5,360,000. At June 30, 2020, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank (PCBB) totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of June 30, 2020, $5,881,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $492,190,000 in secured and unsecured loans were pledged at June 30, 2020, as collateral for borrowing lines with the Federal Reserve Bank. At June 30, 2020, the Company had no outstanding borrowings.

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

7.Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of June 30, 2020, the Company had 12 operating leases and no financing leases.

The components of lease expense were as follows:

(in 000's)	June 30, 2020	June 30, 2019
Operating lease expense	$380	$378
Short-term lease expense	—	—
Variable lease expense	117	108
Sublease income	—	—
Total	$497	$486
Supplemental balance sheet information related to leases was as follows:

(in 000's)	June 30, 2020
Operating cash flows from operating leases	$380
ROU assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term in years for operating leases	6.02
Weighted-average discount rate for operating leases	5.15%
Maturities of lease liabilities were as follows:

Six Months Ended
(in 000's)	June 30, 2020
2021	$708
2022	658
2023	667
2024	625
2025	406
Thereafter	624
Total undiscounted cash flows	3,688
Less: present value discount	(520)
Present value of net future minimum lease payments	$3,168
8 Supplemental Cash Flow Disclosures

	Six months ended June 30,
(in 000's)	2020	2019
Cash paid during the period for:
Interest	$1,314	$1,946
Income taxes	—	3,790
Noncash investing activities:
Unrealized gain on unrecognized post retirement costs	40	28
Unrealized gain on available for sale securities	827	563
Unrealized loss on junior subordinated debentures	(453)	(1,247)
Cash dividend declared	1,866	1,865
Adoption of ASU 2016-02: recognition of lease right-of-use (ROU) asset	—	3,395
Adoption of ASU 2016-02: recognition of lease liability	—	3,486
9.Dividends on Common Stock

On June 23, 2020, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on July 15, 2020, to shareholders of record as of July 6, 2020. Approximately $1,866,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

On March 24, 2020, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 15, 2020, to shareholders of record as of April 6, 2020. Approximately $1,867,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (000's, except per share amounts)	$2,012	$4,097	$4,768	$8,104

Weighted average shares issued	16,975,588	16,950,564	16,974,845	16,948,810
Add: dilutive effect of stock options	13,190	31,141	17,378	28,414
Weighted average shares outstanding adjusted for potential dilution	16,988,778	16,981,705	16,992,223	16,977,224

Basic earnings per share	$0.12	$0.24	$0.28	$0.48
Diluted earnings per share	$0.12	$0.24	$0.28	$0.48
Anti-dilutive stock options excluded from earnings per share calculation	101,000	60,000	101,000	60,000

11.Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2020 and December 31, 2019, the Company had no recorded valuation allowance. The Company is no longer subject to IRS examination for years before 2015.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended June 30, 2020 and 2019 were insignificant.

The Company reported a provision for income taxes of $1,906,000 for the six months ended June 30, 2020 as compared to the $3,292,000 provision reported in the comparable period of 2019. The effective tax rate was 28.56% for the six months ended June 30, 2020 as compared to 28.89% for the comparable period of 2019.

12.Junior Subordinated Debt/Trust Preferred Securities

Effective September 30, 2009 and beginning with the interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. Subsequently in September 2015, the Company redeemed $3.0 million at par value. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of June 30, 2020. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the balance sheet. As of June 30, 2020, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At June 30, 2020, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 4.05% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At June 30, 2020, the total cumulative gain recorded on the debt is $2,759,000.

The net fair value calculation performed as of June 30, 2020 resulted in a net pretax gain adjustment of $1,015,000 ($716,000, net of tax) for the six months ended June 30, 2020 compared to a net pretax loss adjustment of $336,000 ($237,000, net of tax) for the six months ended June 30, 2019.

For the six months ended June 30, 2020, the net $1,015,000 ($716,000, net of tax) fair value gain adjustment was separately presented as a $1,469,000 gain ($1,035,000, net of tax) recognized on the consolidated statements of income, and a $453,000 loss ($319,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the six months ended June 30, 2019, the net $336,000 ($237,000, net of tax) fair value loss adjustment was separately presented as a $911,000 gain ($642,000, net of tax) recognized on the consolidated statements of income, and a $1,247,000 loss ($878,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

The net fair value calculation performed as of June 30, 2020 resulted in a net pretax loss adjustment of $1,238,000 ($871,000, net of tax) for the quarter ended June 30, 2020 compared to a net pretax loss adjustment of $45,000 ($32,000, net of tax) for the quarter ended June 30, 2019.

For the quarter ended June 30, 2020, the net $1,238,000 ($871,000, net of tax) fair value loss adjustment was separately presented as a $30,000 loss ($21,000, net of tax) recognized on the consolidated statements of income, and a $1,208,000 loss

($851,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended June 30, 2019, the net $45,000 ($32,000, net of tax) fair value loss adjustment was separately presented as a $497,000 gain ($350,000, net of tax) recognized on the consolidated statements of income, and a $542,000 loss ($382,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

13.Fair Value Measurements and Disclosure

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

June 30, 2020
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	96,739	96,739	3,862	92,877	—
Loans	639,788	635,674	—	—	635,674
Accrued interest receivable	9,146	9,146	—	9,146	—
Financial Liabilities:
Deposits:
Noninterest-bearing	362,010	362,010	362,010	—	—
NOW and money market	378,274	378,274	378,274	—	—
Savings	89,153	89,153	89,153	—	—
Time deposits	63,675	64,090	—	—	64,090
Total deposits	893,112	893,527	829,437	—	64,090
Junior subordinated debt	9,771	9,771	—	—	9,771
Accrued interest payable	36	36	—	36	—

December 31, 2019
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	80,088	80,088	3,776	76,312	—
Loans	588,646	581,695	—	—	581,695
Accrued interest receivable	8,208	8,208	—	8,208	—
Financial Liabilities:
Deposits:
Noninterest-bearing	311,950	311,950	311,950	—	—
NOW and money market	360,934	360,934	360,934	—	—
Savings	80,078	80,078	80,078	—	—
Time deposits	65,400	65,236	—	—	65,236
Total deposits	818,362	818,198	752,962	—	65,236
Junior subordinated debt	10,808	10,808	—	—	10,808
Accrued interest payable	59	59	—	59	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2020.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

June 30, 2020				December 31, 2019
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	4.05%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	4.46%
Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The increase in discount rate between the periods ended June 30, 2020 and December 31, 2019 is primarily due to increases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2020 (in 000’s):

Description of Assets	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$36,300	$—	$36,300	$—
U.S. Government collateralized mortgage obligations	47,802	—	47,802	—
Asset-backed securities	3,758	—	3,758	—
Corporate Bond	5,017	—	5,017	5,017
Total AFS securities	$92,877	$—	$92,877	$5,017

Marketable equity securities (2)	3,862	3,862	—	—
Impaired loans (1):
RE construction & development	3,332	—	—	3,332
Total impaired loans	3,332	—	—	3,332
Other real estate owned (1)	5,018	—	—	5,018

Total	$100,071	$3,862	$92,877	$8,349

Description of Liabilities	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$9,771	—	—	$9,771
Total	$9,771	—	—	$9,771
(1)Nonrecurring
(2)Recurring

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at June 30, 2020 (in 000's).

June 30, 2020
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
RE construction & development	$3,332	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	7.02%
Other Real Estate Owned:	$5,018	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	13.69%

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

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the quarters ended June 30, 2020 and 2019 (in 000’s):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$8,546	$10,454	$10,808	$10,155
Gross loss (gain) included in earnings	30	(497)	(1,469)	(911)
Gross loss (gain) related to changes in instrument specific credit risk	1,208	542	453	1,247
Change in accrued interest	(13)	(3)	(21)	5
Ending balance	$9,771	$10,496	$9,771	$10,496
The amount of total gain for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$30	$(497)	$(1,469)	$(911)
14.Goodwill and Intangible Assets

At June 30, 2020, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2019. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at June 30, 2020.

15.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	June 30, 2020			December 31, 2019
(in 000's)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(175)	$(675)	$218	$(372)	$(459)	$1,505
Current period comprehensive income (loss)	522	29	(320)	197	(216)	(1,287)
Ending balance	$347	$(646)	$(102)	$(175)	$(675)	$218
Accumulated other comprehensive (loss) income			$(401)			$(632)

16.Investment in York Monterey Properties

In the six months ended June 30, 2020, the Bank wholly-owns an interest in subsidiary York Monterey Properties Inc., organized as a California corporation. The Bank capitalized the subsidiary through a transfer of eight unimproved lots at a historical cost of $5.3 million comprised of approximately 186.97 acres in the York Highlands subdivision of the Monterra Ranch residential development in Monterey County, California ("Properties") together with $250,000 in cash. The Bank transferred the Properties to York Monterey Properties Inc, in order to maintain ownership beyond the ten year regulatory holding period applicable to a national bank. The Bank acquired five of the lots through a non-judicial foreclosure on or about May 29, 2009. In addition, the Bank purchased three of the lots from another bank. The Bank had continuously held the Properties since the date of foreclosure and acquisition. At the time of transfer, the Properties had reached the end of the ten year regulatory holding period limit.

As of June 30, 2020, the Bank's investment in York Monterey Properties Inc. totaled $4,801,000. York Monterey Properties Inc. is included within the consolidated financial statements of the company, with $4,582,000 of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets. During the six months ended June 30, 2020, the Company recognized a $727,000 write-down on other real estate owned related to the properties owned by York Monterey Properties, Inc.

17.Subsequent Events

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

COVID-19

The COVID-19 pandemic has already impacted the local economy in the Central Valley. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates are increasing in our local market area. As of May 2020, the unemployment rate in Fresno County was 15.7%. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts may have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

        Financial position and results of operations

Pertaining to the Company's June 30, 2020 financial condition and results of operations, COVID-19 has had an impact on the allowance for credit losses. While the Company has not yet experienced any charge-offs related to COVID-19, its allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from significant increase in unemployment. Given that economic scenarios have darkened significantly since the pandemic was declared in early March, the credit risk in the loan portfolio has increased resulting in the need for an additional reserve for credit loss. Refer to the discussion of the allowance for credit loss in Note 3 of the unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit loss and record additional provision expense.

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

        Capital and liquidity

As of June 30, 2020, the Company and Bank's capital ratios were in excess of all regulatory requirements. The Company's management team believes that while the Company and Bank have sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt. If the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt.

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

        Asset valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on the balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

The Company's stock closed below book value at the end of the first and second quarter of 2020. Management deemed this to be a triggering event to perform a goodwill impairment test. As of June 30, 2020, goodwill was not impaired. COVID-19 could cause a further and sustained decline in the Company's stock price which could cause the Company to re-perform a goodwill impairment test and that could result in an impairment charge being recorded for that period. In the event that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At June 30, 2020, the Company had goodwill of $4,488,000, representing approximately 3.8% of equity.

        Processes, controls and business continuity plan

The Company maintains a Business Continuity Plan to prepare, and respond to unforeseen circumstances, such as, natural disasters and pandemics. Upon the COVID-19 pandemic declaration, the Company invoked its Business Continuity Plan. Shortly after invoking the plan, the Company implemented protocols for team member safety, provided timely communication to team members and customers, established remote work capabilities to isolate certain personnel essential to critical business continuity operations, and initiated strategies for monitoring and responding to local COVID-19 impacts. Due to the nature of their functions, many team members continue to operate from physical Company locations, while effectively employing social distancing standards. The Company's Management Team continues to meet regularly to anticipate and respond to any future COVID-19 interruptions or developments. As of June 30, 2020, the Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures it has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

        Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to six months. As of June 30, 2020, the Company had executed 28 payment deferrals or modifications on outstanding loan balances of $69,997,000. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company is actively participating in assisting our customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, there were over 200 approved SBA PPP loans representing $26,035,000 in funding and $1,028,000 in unearned fees. The Company plans to continue processing PPP applications as long as funds remain available in the program.

The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. The Company is engaging in more frequent communication with the servicer and individual schools participating in the student loan portfolio to better understand the effects of COVID-19 on students in school or in clinical programs. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. The Company may see a short-term slowdown in new loan originations due to COVID-19. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2020 and beyond.

Results of Operations

On a year-to-date basis, the Company reported net income of $4,768,000 or $0.28 per share ($0.28 diluted), for the six months ended June 30, 2020, as compared to $8,104,000, or $0.48 per share ($0.48 diluted), for the same period in 2019. The Company’s return on average assets was 0.98% for the six months ended June 30, 2020, as compared to 1.71% for the six months ended June 30, 2019. The Company’s return on average equity was 8.09% for the six months ended June 30, 2020, as compared to 14.57% for the six months ended June 30, 2019.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six month periods ended June 30, 2020 and 2019.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended June 30, 2020 and 2019

		2020			2019
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$636,840	$7,713	4.87%	$568,600	$8,443	5.96%
Investment securities (3)	97,209	356	1.47%	65,268	444	2.73%
Interest-bearing deposits in FRB	182,755	38	0.08%	238,898	1,424	2.39%
Total interest-earning assets	916,804	$8,107	3.56%	872,766	$10,311	4.74%
Allowance for credit losses	(9,124)			(8,442)
Noninterest-earning assets:
Cash and due from banks	28,432			29,232
Premises and equipment, net	9,540			9,598
Accrued interest receivable	8,122			9,229
Other real estate owned	5,969			5,745
Other assets	46,562			42,347
Total average assets	$1,006,305			$960,475
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$117,069	$35	0.12%	$106,381	$37	0.14%
Money market accounts	250,558	238	0.38%	250,701	559	0.89%
Savings accounts	86,157	24	0.11%	92,498	82	0.36%
Time deposits	62,487	150	0.97%	72,728	212	1.17%
Junior subordinated debentures	8,494	83	3.93%	10,378	118	4.56%
Total interest-bearing liabilities	524,765	$530	0.41%	532,686	$1,008	0.76%
Noninterest-bearing liabilities:
Noninterest-bearing checking	352,309			305,211
Accrued interest payable	101			209
Other liabilities	10,019			9,286
Total liabilities	887,194			847,392

Total shareholders' equity	119,111			113,083
Total average liabilities and shareholders' equity	$1,006,305			$960,475
Interest income as a percentage of average earning assets			3.56%			4.74%
Interest expense as a percentage of average earning assets			0.23%			0.46%
Net interest margin			3.33%			4.28%

(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $58,000 for the three months ended June 30, 2020 and loan fee costs of $67,000 for the three months ended June 30, 2019.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation
(3)Yields on investments securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

Interest rates and Interest Differentials
Six Months Ended June 30, 2020 and 2019

		2020			2019
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	619,950	$16,059	5.21%	$573,436	$17,085	6.01%
Investment securities (3)	89,655	784	1.76%	66,772	921	2.78%
Interest-bearing deposits in FRB	180,751	605	0.67%	227,335	2,722	2.41%
Total interest-earning assets	890,356	$17,448	3.94%	867,543	$20,728	4.82%
Allowance for credit losses	(8,515)			(8,449)
Noninterest-earning assets:
Cash and due from banks	28,857			28,793
Premises and equipment, net	9,452			9,669
Accrued interest receivable	7,808			8,726
Other real estate owned	6,452			5,745
Other assets	45,585			42,039
Total average assets	$979,995			$954,066
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$114,264	$75	0.13%	$108,420	$76	0.14%
Money market accounts	247,992	666	0.54%	246,774	1,070	0.87%
Savings accounts	83,729	56	0.13%	92,003	160	0.35%
Time deposits	62,663	314	1.01%	75,185	418	1.12%
Junior subordinated debentures	9,605	180	3.77%	10,235	241	4.75%
Total interest-bearing liabilities	518,253	$1,291	0.50%	532,617	$1,965	0.74%
Noninterest-bearing liabilities:
Noninterest-bearing checking	333,330			300,035
Accrued interest payable	126			195
Other liabilities	9,773			9,067
Total liabilities	861,482			841,914

Total shareholders' equity	118,513			112,152
Total average liabilities and shareholders' equity	$979,995			$954,066
Interest income as a percentage of average earning assets			3.94%			4.82%
Interest expense as a percentage of average earning assets			0.29%			0.46%
Net interest margin			3.65%			4.36%

(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fee income of approximately $89,000 for the six months ended June 30, 2020 and loan costs of $35,000 for the six months ended June 30, 2019.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation
(3)Yields on investments securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate decreased from 4.75% at December 31, 2019 to 3.25% during the first quarter of 2020, and remained unchanged through June 30, 2020. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) for the three months ended June 30, 2020 compared to June 30, 2019
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(730)	$(1,662)	$932
Investment securities available for sale	(88)	(253)	165
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	(1,386)	(1,438)	52
Total interest income	(2,204)	(3,353)	1,149
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(323)	(340)	17
Savings and money market accounts	(58)	(53)	(5)
Time deposits	(62)	(34)	(28)
Other borrowings	—	—	—
Subordinated debentures	(35)	(15)	(20)
Total interest expense	(478)	(442)	(36)
Increase (decrease) in net interest income	$(1,726)	$(2,911)	$1,185

For the three months ended June 30, 2020, total interest income decreased $2,204,000, or 21.38%, as compared to the three months ended June 30, 2019. In comparing the two periods, average interest earning assets increased $44,038,000, with an increase of $68,240,000 in loan balances and an increase of $31,941,000 in investment securities, offset by a $56,143,000 decrease in balances held at the Federal Reserve Bank. Investment securities yields decreased 127 basis points and loan yields decreased 109 basis points. The average yield on total interest-earning assets decreased 118 basis points. The decrease in yields are a result of repricing of variable rate loans, floating rate investment securities, and interest-bearing deposits in FRB at lower rates. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset.

	Increase (decrease) for the six months ended June 30, 2020 compared to June 30, 2019
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(1,026)	$(2,359)	$1,333
Investment securities available for sale	(137)	(398)	261
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	(2,117)	(2,051)	(66)
Total interest income	(3,280)	(4,808)	1,528
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(405)	(427)	22
Savings and money market accounts	(104)	(91)	(13)
Time deposits	(104)	(39)	(65)
Other borrowings	—	—	—
Subordinated debentures	(61)	(47)	(14)
Total interest expense	(674)	(604)	(70)
Increase (decrease) in net interest income	$(2,606)	$(4,204)	$1,598

For the six months ended June 30, 2020, total interest income decreased $3,280,000, or 15.82%, as compared to the six months ended June 30, 2019. In comparing the two periods, average interest earning assets increased $22,813,000, with an increase of $46,514,000 in loan balances and an increase of $22,883,000 in investment securities, offset by a $46,584,000 decrease in balances held at the Federal Reserve Bank. Investment securities yields decreased 102 basis points and loan yields decreased 80 basis points. The average yield on total interest-earning assets decreased 88 basis points. The decrease in yields are a result of repricing of variable rate loans, floating rate investment securities, and interest-bearing deposits in FRB at lower rates. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset.

The overall average yield on the loan portfolio decreased to 5.21% for the six months ended June 30, 2020, as compared to 6.01% for the six months ended June 30, 2019. The Company has sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At June 30, 2020, 57.0% of the Company's loan portfolio consisted of floating rate instruments, as compared to 54.2% of the portfolio at December 31, 2019, with the majority of those tied to the prime rate. Approximately 24.8%, or $91,759,000, of the floating rate loans had rate floors at June 30, 2020, making them effectively fixed-rate loans for certain decreases in interest rates. None of the loans with floors have floor spreads of 100 basis points or more.

The Company’s net interest margin decreased to 3.65% for the six months ended June 30, 2020, when compared to 4.36% for the six months ended June 30, 2019. The net interest margin decreased primarily as a result of decreases in the yields of average earnings assets.
The Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The rates paid on interest-bearing liabilities decreased to 0.50% for the six months ended June 30, 2020, as compared to 0.74% for the six months ended June 30, 2019. For the six months ended June 30, 2020, total interest expense decreased approximately $674,000, or 34.30%, as compared to the six months ended June 30, 2019. Between those two periods, average interest-bearing liabilities decreased by $14,364,000 due to decreases in savings accounts and time deposits, partially offset by increases in NOW, money market,. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at June 30, 2020.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 6/30/2020	YTD Average 12/31/19	YTD Average 6/30/2019
Loans	69.64%	66.14%	66.11%
Investment securities available for sale	10.07%	8.20%	7.70%
Interest-bearing deposits in FRB	20.29%	25.66%	26.19%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	22.05%	20.50%	20.36%
Money market accounts	47.85%	47.69%	46.33%
Savings accounts	16.16%	16.31%	17.27%
Time deposits	12.09%	13.55%	14.12%
Subordinated debentures	1.85%	1.95%	1.92%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2020 and 2019:

(in 000's)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Amount of Change	Percent Change
Customer service fees	$618	830	$(212)	(25.54)%
Increase in cash surrender value of bank-owned life insurance	127	147	(20)	(13.61)%
Unrealized gain on fair value of marketable equity securities	71	53	18	33.96%
Gain on death benefit proceeds from bank-owned life insurance	310	—	310	—%
(Loss) gain on fair value of junior subordinated debentures	(30)	497	(527)	(106.04)%
Loss on dissolution of real estate investment trust	—	(5)	5	(100.00)%
Gain on sale of assets	—	6	(6)	(100.00)%
Other	118	201	(83)	(41.29)%
Total noninterest income	$1,214	$1,729	$(515)	(29.79)%

Noninterest income for the quarter ended June 30, 2020 decreased $515,000 to $1,214,000, compared to the quarter ended June 30, 2019. The decrease is mostly attributed to a decrease in the recorded fair value of junior subordinated debentures of $527,000 for the quarter ended June 30, 2020. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve. Also included in noninterest income for the quarter ended June 30, 2020 is a $310,000 gain on proceeds from bank-owned life insurance.

(in 000's)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Amount of Change	Percent Change
Customer service fees	$1,346	1,639	$(293)	(17.88)%
Increase in cash surrender value of bank-owned life insurance	258	292	(34)	(11.64)%
Unrealized gain on fair value of marketable equity securities	85	110	(25)	(22.73)%
Gain on death benefit proceeds from bank-owned life insurance	310	—	310	—%
Gain on fair value of junior subordinated debentures	1,469	911	558	61.25%
Loss on dissolution of real estate investment trust	—	(114)	114	(100.00)%
Gain on sale of assets	—	6	(6)	(100.00)%
Other	328	408	(80)	(19.61)%
Total noninterest income	$3,796	$3,252	$544	16.73%

Noninterest income for the six months ended June 30, 2020 increased $544,000 to $3,796,000, compared to the six months ended June 30, 2019. The increase is mostly attributed to an increase in the recorded fair value of junior subordinated debentures of $558,000 for the six months ended June 30, 2020. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following tables sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2020 and 2019:

(in 000's)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Amount of Change	Percent Change
Salaries and employee benefits	$2,414	$2,760	$(346)	(12.54)%
Occupancy expense	869	808	61	7.55%
Data processing	135	144	(9)	(6.25)%
Professional fees	555	746	(191)	(25.60)%
Regulatory assessments	77	83	(6)	(7.23)%
Director fees	94	95	(1)	(1.05)%
Correspondent bank service charges	17	14	3	21.43%
Net cost on operation of OREO	780	87	693	796.55%
Other	612	525	87	16.57%
Total expense	$5,553	$5,262	$291	5.53%

Noninterest expense for the quarter ended June 30, 2020 increased $291,000 to $5,553,000, compared to the quarter ended June 30, 2019. The increase was attributed to increases in net OREO costs and occupancy expense, partially offset by decreases in salaries and employee benefits and professional fees. The decrease in salary and employee benefits expense is result of reduced hours for various employees throughout the Company as a result of reduced branch hours. Branch hours were reduced in response to the COVID-19 pandemic. The decrease in professional fees or the quarter ended June 30, 2020 was related to decreases in legal fees compared to the quarter ended June 30, 2019. Net cost on operation of OREO for the quarter ended June 30, 2020 includes a $727,000 write-down on OREO based on recent appraisal valuation.

(in 000's)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Amount of Change	Percent Change
Salaries and employee benefits	$5,409	$5,532	$(123)	(2.22)%
Occupancy expense	1,723	1,621	102	6.29%
Data processing	247	251	(4)	(1.59)%
Professional fees	1,257	1,559	(302)	(19.37)%
Regulatory assessments	162	176	(14)	(7.95)%
Director fees	188	186	2	1.08%
Correspondent bank service charges	33	28	5	17.86%
Net cost on operation of OREO	933	152	781	513.82%
Other	1,193	1,104	89	8.06%
Total expense	$11,145	$10,609	$536	5.05%

Noninterest expense for the six months ended June 30, 2020 increased $536,000 to $11,145,000, compared to the six months ended June 30, 2019. The increase was attributed to increases in net OREO costs and occupancy expense, partially offset by decreases in salaries and employee benefits and professional fees. The decrease in professional fees for six months ended June 30, 2020 was related to decreases in legal fees and consulting expense. Net cost on operation of OREO for the six months ended June 30, 2020 includes a $727,000 write-down on OREO.

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

The Company has reviewed all of its tax positions as of June 30, 2020, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the six months ended June 30, 2020 was 28.56% compared to 28.89% for the six months ended June 30, 2019.

Financial Condition

Total assets increased $74,454,000, or 7.78%, to a balance of $1,031,373,000 at June 30, 2020, from the balance of $956,919,000 at December 31, 2019, and increased $24,880,000, or 2.47%, from the balance of $1,006,493,000 at June 30, 2019. Total deposits of $893,112,000 at June 30, 2020, increased $74,750,000, or 9.13%, from the balance reported at December 31, 2019, and increased $22,197,000, or 2.55%, from the balance of $870,915,000 reported at June 30, 2019. Cash and cash equivalents increased $10,546,000, or 4.82%, between December 31, 2019 and June 30, 2020. Net loans increased $51,142,000, or 8.69%, to a balance of $639,788,000, and investment securities increased $16,651,000, or 20.79%, during the first six months of 2020.

Earning assets averaged approximately $890,356,000 during the six months ended June 30, 2020, as compared to $867,543,000 for the same period in 2019. Average interest-bearing liabilities decreased to $518,253,000 for the six months ended June 30, 2020, from $532,617,000 reported for the comparative period of 2019.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $649,654,000 at June 30, 2020, an increase of $52,280,000, or 8.75%, when compared to the balance of $597,374,000 at December 31, 2019, and an increase of $76,233,000, or 11.73%, when compared to the balance of $573,421,000 reported at June 30, 2019. Loans on average increased $46,514,000, or 8.11%, between the six months ended June 30, 2019 and June 30, 2020, with loans averaging $619,950,000 for the six months ended June 30, 2020, as compared to $573,436,000 for the same period of 2019.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at June 30, 2020 and December 31, 2019, the category percentages as of those dates, and the net change between the two periods presented.

	June 30, 2020		December 31, 2019
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$68,230	10.6%	$45,278	7.6%	$22,952	50.69%
Real estate – mortgage	314,438	48.4%	291,237	48.8%	23,201	7.97%
RE construction & development	153,655	23.7%	138,784	23.2%	14,871	10.72%
Agricultural	48,979	7.5%	52,197	8.7%	(3,218)	(6.17)%
Installment and student loans	64,352	9.8%	69,878	11.7%	(5,526)	(7.91)%
Total gross loans	$649,654	100.00%	$597,374	100.00%	$52,280	8.75%

During the six months ended June 30, 2020, the Company experienced increases in commercial and industrial loans, real estate mortgage loan, and real estate construction & development compared to the same period ended June 30, 2019. Commercial and industrial loans increased $22,952,000 between December 31, 2019 and June 30, 2020 and increased $13,085,000 between June 30, 2019 and June 30, 2020. Included in commercial and industrial loans as of June 30, 2020 are $26,035,000 in SBA PPP loans. Real estate mortgage loans increased $23,201,000 between December 31, 2019 and June 30, 2020 and increased $32,550,000 between June 30, 2019 and June 30, 2020. The real estate mortgage loan balance as of June 30, 2020 includes $22,143,000 in multifamily and $7,613,000 in residential adjustable rate mortgages purchased during 2020. Agricultural loans decreased $3,218,000 between December 31, 2019 and June 30, 2020 and decreased $3,048,000 between June 30, 2019 and June 30, 2020. Installment and student loans decreased $5,526,000 between December 31, 2019 and June 30, 2020 and decreased $5,398,000 between June 30, 2019 and June 30, 2020, mainly due to changes in student loan balances.

Installment and student loans decreased $5,398,000 during the six months ended June 30, 2020 as compared to the same period ended June 30, 2019, due to increases in installment loans offset by decreases in the student loan portfolio. Included in installment loans are $60,533,000 in student loans made to medical and pharmacy school students. The student loan portfolio consists of unsecured loans to medical and pharmacy students currently enrolled in medical and pharmacy schools in the US and the Caribbean. The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $23,434,000 at June 30, 2020. Accrued interest on loans that have not entered repayment status totaled $6,102,000 at June 30, 2020. At June 30, 2020 there were 816 loans within repayment, deferment, and forbearance which represented $19,015,000, $4,368,000, and $13,716,000 in outstanding balances, respectively. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of June 30, 2020 is approximately $98,000. Loan interest rates range from 3.875% to 8.875%.

The Company classifies student loans delinquent more than 90 days as special mention. As of June 30, 2020 and December 31, 2019 the reserve against the student loan portfolio was $2,692,000 and $2,091,000, respectively. There were no TDRs within the portfolio as of June 30, 2020 or December 31, 2019. Additionally, for the six months ended June 30, 2020, $50,000 in accrued interest receivable was reversed, due to charge-offs of $947,000 within the student loan portfolio. The increase in charge-offs is the result of the cumulative interest accrual prior to migration and repayment.
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
Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 40.71%, 41.04%, and 39.68%, of the total loan portfolio at June 30, 2020, December 31, 2019, and June 30, 2019, respectively. Real estate mortgage loans increased $23,201,000, or 7.97%, between December 31, 2019 and June 30, 2020, and increased $32,550,000 between June 30, 2019 and June 30, 2020. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $49,826,000, or 7.67%, of the portfolio at June 30, 2020, $45,881,000, or 7.68% of the portfolio at December 31, 2019, and $54,142,000 or 9.44% of the portfolio at June 30, 2019. Loan participations purchased decreased to $5,936,000, or 0.91% of the portfolio, at June 30, 2020. The Company held no loan participation purchases at June 30, 2019. Loan participations sold decreased from $7,140,000, or 1.2%, of the portfolio at June 30, 2019, to $4,866,000, or 0.8%, of the portfolio, at December 31, 2019, and remained the same at $4,866,000, or 0.7%, of the portfolio, at June 30, 2020.

Deposits

Deposit balances totaled $893,112,000 at June 30, 2020, representing an increase of $74,750,000, or 9.13%, from the balance of $818,362,000 reported at December 31, 2019, and an increase of $22,197,000, or 2.55%, from the balance of $870,915,000 reported at June 30, 2019.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at June 30, 2020 and December 31, 2019, and the net change between the two periods presented.

(in 000's)	June 30, 2020	December 31, 2019	Net Change	Percentage Change
Noninterest-bearing deposits	$362,010	$311,950	$50,060	16.05%
Interest-bearing deposits:
NOW and money market accounts	378,274	360,934	17,340	4.80%
Savings accounts	89,153	80,078	9,075	11.33%
Time deposits:
Under $250,000	41,274	44,926	(3,652)	(8.13)%
$250,000 and over	22,401	20,474	1,927	9.41%
Total interest-bearing deposits	531,102	506,412	24,690	4.88%
Total deposits	$893,112	$818,362	$74,750	9.13%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $362,010,000 and $531,102,000 at June 30, 2020, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits increased $24,690,000, or 4.88%, between December 31, 2019 and June 30, 2020, and noninterest-bearing deposits increased $50,060,000, or 16.05%, between the same two periods presented. Included in the increase of $24,690,000 in interest-bearing deposits during the six months ended June 30, 2020, are increases of $9,075,000 in savings accounts and $17,340,000 in NOW and money market accounts, partially offset by decreases of $1,725,000 in time deposits,

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 97.49% and 97.50% of the total deposit portfolio at June 30, 2020 and December 31, 2019, respectively. The Company held no brokered deposits at June 30, 2020 and December 31, 2019.

On a year-to-date average, the Company experienced an increase of $19,561,000, or 2.38%, in total deposits between the six months ended June 30, 2020 and the six months ended June 30, 2019. Between these two periods, average interest-bearing deposits decreased $13,734,000, or 2.63%, and total noninterest-bearing deposits increased $33,295,000, or 11.10%, on a year-to-date average basis.

Short-Term Borrowings

At June 30, 2020, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $308,717,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $5,360,000. At June 30, 2020, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank (PCBB), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2020 and June 30, 2019, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $313,445,000, collateralized FHLB lines of credit totaling $5,815,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2019.

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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectability of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole is subjective and contingent upon economic, environmental, and other conditions which cannot be predicted with certainty. When determining the adequacy of the allowance for credit losses, the Company follows, in accordance with GAAP, the guidelines set forth in the Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (Statement) issued by banking regulators in December 2006. The Statement is a revision of the previous guidance released in July 2001, and outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio, and updates previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the allowance for credit losses. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was released during July 2001, and represents the SEC staff’s view relating to the incurred loss methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.  It is also generally consistent with the guidance published by the banking regulators.

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

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

•The formula allowance
•Specific allowances for problem graded loans identified as impaired; and
•The unallocated allowance

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

•Levels of, and trends in delinquencies and nonaccrual loans;
•Trends in volumes and term of loans;
•Effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off, and recovery;
•Experience, ability, and depth of lending management and staff;
•National and local economic trends and conditions and;
•Concentrations of credit that might affect loss experience across one or more components of the portfolio, including high-balance loan concentrations and participations.

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At June 30, 2020, impaired and classified loans totaled $15,472,000, or 2.4%, of gross loans as compared to $17,664,000, or 3.1%, of gross loans at December 31, 2019.

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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2020 and December 31, 2019, as well as classified loans at those period-ends.

(in 000's)	June 30, 2020	December 31, 2019
Specific allowance – impaired loans	$449	$1,145
Formula allowance – classified loans not impaired	2	59
Formula allowance – special mention loans	441	355
Total allowance for special mention and classified loans	892	1,559

Formula allowance for pass loans	7,830	6,176
Unallocated allowance	140	173
Total allowance for loan losses	$8,862	$7,908

Impaired loans	15,453	17,072
Classified loans not considered impaired	19	592
Total classified loans / impaired loans	$15,472	$17,664
Special mention loans not considered impaired	$6,934	$5,846

Impaired loans decreased $1,619,000 between December 31, 2019 and June 30, 2020, and the specific allowance related to impaired loans decreased $696,000 between December 31, 2019 and June 30, 2020. The decrease in impaired loans is primarily due to a decrease in non-performing loans. The formula allowance related to classified and special mention unimpaired loans increased by $29,000 between December 31, 2019 and June 30, 2020. The unallocated allowance increased from $173,000 at December 31, 2019 to $140,000 at June 30, 2020. There has been an increase in the required loss reserves as economic conditions have destabilized due to COVID-19. The Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans is reasonable and appropriate. The level of “pass” loans increased approximately $52,766,000 between December 31, 2019 and June 30, 2020. The related formula allowance increased $1,654,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At June 30, 2020, included in impaired loans, were troubled debt restructures totaling $5,155,000, of which $3,051,000 were on nonaccrual. The remaining $2,105,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 3.62% and 19.99% of total impaired loan balances at June 30, 2020. Of the $559,000 in commercial and industrial impaired loans reported at June 30, 2020, two loans, with a total recorded investment of $538,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2020, approximately $15,092,000, or 97.7%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2020 and December 31, 2019.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	June 30, 2020	June 30, 2020	December 31, 2019	December 31, 2019
Commercial and industrial	$559	$—	$1,754	$606
Real estate – mortgage	3,089	206	3,146	283
RE construction & development	11,109	—	11,478	—
Agricultural	696	243	694	256
Installment and student loans	—	—	—	—
Total impaired loans	$15,453	$449	$17,072	$1,145

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2020, approximately $1,926,000 of the total $5,155,000 in TDRs was comprised of real estate mortgages. An additional $2,536,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans at December 31, 2019 and June 30, 2020, due to the value of the collateral securing those loans.

As of June 30, 2020, the Company had executed 28 payment deferrals or modifications on outstanding loan balances of $69,997,000 in connection with the COVID-19 relief provided by the CARES Act. These deferrals were generally no more than six months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

Total troubled debt restructurings decreased 0.62% between June 30, 2020 and December 31, 2019. Nonaccrual TDRs increased by 9.01% and accruing TDRs decreased by 11.89% over the same period. Total residential mortgages and real estate construction TDRs decreased $150,000 to a percentage total of 3.25%.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2020 and December 31, 2019.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	June 30, 2020	June 30, 2020	June 30, 2020
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	889	—	889
Residential mortgages	1,037	—	1,037
Total real estate mortgage	1,926	—	1,926
RE construction & development	2,536	2,536	—
Agricultural	693	514	179
Total troubled debt restructurings	$5,155	$3,050	$2,105

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2019	December 31, 2019	December 31, 2019
Commercial and industrial	$9	$—	$9
Real estate mortgage:
Commercial real estate	898	—	898
Residential mortgages	1,060	—	1,060
Total real estate mortgage	1,958	—	1,958
RE construction & development	2,654	2,654	—
Agricultural	566	144	422
Total troubled debt restructurings	$5,187	$2,798	$2,389

Of the $5,155,000 in total TDRs at June 30, 2020, $3,050,000 were on nonaccrual status at period-end. Of the $5,187,000 in total TDRs at December 31, 2019, $2,798,000 were on nonaccrual status at period-end. As of June 30, 2020, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of June 30, 2020 and December 31, 2019 (in 000's, except for number of borrowers):

	June 30, 2020			December 31, 2019
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	386	$14,495	$3,315	601	$24,198	$4,689
Grace	188	8,939	2,106	49	1,598	394
Repayment	415	19,015	237	507	24,986	203
Deferment	93	4,368	242	124	4,392	204
Forbearance	308	13,716	439	224	10,626	188
Total	1,390	$60,533	$6,339	1,505	$65,800	$5,678

Included in installment loans are $60,533,000 and $65,800,000 in student loans at June 30, 2020 and December 31, 2019, respectively, made to medical and pharmacy school students. Accrued interest on loans that had not entered repayment status totaled $6,102,000 at June 30, 2020 and $5,475,000 at December 31, 2019. At June 30, 2020 there were 816 loans within repayment, deferment, and forbearance which represented $19,015,000, $4,368,000, and $13,716,000, respectively. At December 31, 2019, there were 855 loans within repayment, deferment, and forbearance which represented $24,986,000, $4,392,000 and $10,626,000, respectively. As of June 30, 2020 and December 31, 2019 the reserve against the student loan portfolio was $2,692,000 and $2,091,000, respectively.

Loan interest rates on the student loan portfolio range from 3.875% to 8.875% and 4.75% to 9.75% at June 30, 2020 and December 31, 2019, respectively.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of June 30, 2020 and December 31, 2019 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	June 30, 2020	December 31, 2019
Nonaccrual loans (1)	$11,623	$11,697
Restructured loans	2,105	2,389
Loans past due 90 days or more, still accruing	269	386
Total nonperforming loans	13,997	14,472
Other real estate owned	5,018	6,753
Total nonperforming assets	$19,015	$21,225

Nonperforming loans to total gross loans	2.15%	2.42%
Nonperforming assets to total assets	1.84%	2.22%
Allowance for loan losses to nonperforming loans	63.31%	54.64%
 (1) Included in nonaccrual loans at June 30, 2020 and December 31, 2019 are restructured loans totaling $3,051,000 and $2,797,000, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased$2,210,000 from a balance of $21,225,000 at December 31, 2019 to a balance of $19,015,000 at June 30, 2020, and remained relatively high compared to peers during the six months ended June 30, 2020. The ratio of the allowance for loan losses to nonperforming loans increased from 54.64% at December 31, 2019 to 63.31% at June 30, 2020.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	June 30, 2020	December 31, 2019	December 31, 2019
Nonaccrual Loans:
Commercial and industrial	$—	$75	$(75)
Real estate - mortgage	—	—	—
RE construction & development	11,109	11,478	(369)
Agricultural	514	144	370
Installment and student loans	—	—	—
Total nonaccrual loans	$11,623	$11,697	$(74)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at June 30, 2020 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonaccrual loans, totaling $11,623,000 at June 30, 2020, decreased $74,000 from the balance of $11,697,000 reported at December 31, 2019, with real estate mortgage and real estate construction loans comprising 95.58% of total nonaccrual loans at June 30, 2020. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $1,619,000 during the six months ended June 30, 2020 to a balance of $15,453,000 at June 30, 2020. Other real estate owned through foreclosure decreased to $5,018,000 for the period ended June 30, 2020 as compared to the balance of $6,753,000 recorded at December 31, 2019. Nonperforming assets as a percentage of total assets decreased from 2.22% at December 31, 2019 to 1.84% at June 30, 2020.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	June 30, 2020	December 31, 2019	June 30, 2019
Provision for credit losses year-to-date	$2,134	$20	$10
Allowance as % of nonperforming loans	63.31%	54.64%	54.80%

Nonperforming loans as % total loans	2.15%	2.42%	2.69%
Restructured loans as % total loans	0.79%	0.87%	1.08%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 13 loans totaling $5,155,000 at June 30, 2020, compared to 13 loans totaling $5,187,000 at December 31, 2019.

The following table summarizes special mention loans by type at June 30, 2020 and December 31, 2019.

(in thousands)	June 30, 2020	December 31, 2019
Commercial and industrial	$1,275	$919
Real estate mortgage:
Commercial real estate	1,715	1,608
Residential mortgages	357	88
Total real estate mortgage	2,072	1,696
RE construction & development	998	998
Agricultural	2,320	1,279
Installment and student loans	269	386
Total special mention loans	$6,934	$5,278

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the six months ended June 30, 2020 and June 30, 2019.

Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	June 30, 2020	June 30, 2019
Total loans outstanding at end of period before deducting allowances for credit losses	$648,650	$572,810
Average loans outstanding during period	619,950	573,436

Balance of allowance at beginning of period	7,908	8,395
Loans charged-off:
Real estate	(252)	(5)
Commercial and industrial	—	—
Agricultural	—	—
Installment and student loans	(956)	(114)
Total loans charged-off	(1,208)	(119)
Recoveries of loans previously charged-off:
Real estate	9	8
Commercial and industrial	13	57
Installment and student loans	6	101
Total loan recoveries	28	166
Net loans (charged-off) recovered	(1,180)	47

Provision charged to operating expense	2,134	10
Balance of allowance for credit losses at end of period	$8,862	$8,452

Net loan charged-off (recoveries) to total average loans (annualized)	0.38%	(0.02)%
Net loan charged-off (recoveries) to loans at end of period (annualized)	0.05%	(0.02)%
Allowance for credit losses to total loans at end of period	1.37%	1.48%
Net loan charged-off (recoveries) to allowance for credit losses (annualized)	3.33%	(1.11)%
Provision for credit losses to net (charged-off) recoveries (annualized)	(361.69)%	28.37%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2020, a $2,134,000 provision was recorded to the allowance for credit losses as compared to a $10,000 provision recorded for the six months ended June 30, 2019.

Net charge-offs during the six months ended June 30, 2020 totaled $1,180,000 as compared to net recoveries of $47,000 for the six months ended June 30, 2019. The Company charged-off, or had partial charge-offs on 26 loans during the six months ended June 30, 2020, as compared to five loans during the same period ended June 30, 2019, and 35 loans during the year ended December 31, 2019. The annualized percentage net charge-offs to average loans were 0.38% for the six months ended June 30, 2020. Annualized percentage net charge-offs were 0.09% for the year ended December 31, 2019. Annualized percentage net recoveries were 0.02% for the six months ended June 30, 2019. The Company's loans net of unearned fees increased from $572,810,000 at June 30, 2019 to $648,650,000 at June 30, 2020.

The allowance at June 30, 2020 was 1.37% of outstanding loan balances at June 30, 2020, as compared to 1.33% at December 31, 2019, and 1.48% at June 30, 2019.

At June 30, 2020 and June 30, 2019, unfunded loan commitment reserves of $584,000 and $567,000, respectively, were reported in other liabilities. Management believes that the 1.37% credit loss allowance at June 30, 2020 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At June 30, 2020, the Bank had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (reverse repos) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth and accommodate any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2020, the loan portfolio totaled 62.9% of total assets and the loan to deposit ratio was 71.6%, compared to 62.3% and 71.9%, respectively, at December 31, 2019. Liquid assets at June 30, 2020, included cash and cash equivalents totaling $229,541,000 as compared to $218,995,000 at December 31, 2019. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $314,077,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at June 30, 2020.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the six months ended June 30, 2020, the Holding Company has received $4,085,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2018	$220,337
June 30, 2019	$309,460
December 31, 2019	$218,995
June 30, 2020	$229,541

Cash and cash equivalents increased $10,546,000 during the six months ended June 30, 2020, compared to an increase of $89,123,000 during the six months ended June 30, 2019.

The Company had a net cash inflow from operating activities of $8,116,000 for the six months ended June 30, 2020 and a cash inflow from operations totaling $5,076,000 for the period ended June 30, 2019. The Company experienced net cash outflows from investing activities of $68,584,000 related to a $53,461,000 increase in loan balances and purchases of available-for-sale securities of $27,971,000. For the six months ended June 30, 2019, the Company experienced net cash inflows from investing activities of $20,640,000 related to a $14,559,000 decrease in loan balances and principal payments on available-for-sale securities of $6,828,000.

During the six months ended June 30, 2020, the Company experienced net cash inflows from financing activities totaling $71,014,000, primarily as the result of increases of $76,476,000 in demand deposits and savings accounts, partially offset by decreases of $1,727,000 in time deposits. For the six months ended June 30, 2019, the Company experienced net cash inflows of $63,403,000 primarily as the result of increases of $77,652,000 in demand deposits and savings accounts, offset by decreases of $12,380,000 in time deposits.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholders' equity to total tangible assets equal to or greater than 9%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.4% and 12.1% at June 30, 2020 and 2019, respectively.

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2020, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 14. Capital Ratios

	Ratios at June 30, 2020	Ratios at December 31, 2019	Minimum for Capital Adequacy (1)	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	17.16%	17.98%	10.50%	N/A
Bank	16.97%	17.78%	10.50%	10.00%
Tier 1 capital to risk-weighted assets
Company	15.92%	16.81%	8.50%	N/A
Bank	15.74%	16.61%	8.50%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	14.71%	15.39%	7.00%	N/A
Bank	15.74%	16.61%	7.00%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.25%	12.82%	6.00%	N/A
Bank	12.10%	12.83%	6.00%	5.00%
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
As of June 30, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.6% of total shareholders' equity of $117,460,000 at June 30, 2020. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the six months ended June 30, 2020, the Company did not repurchase any of the shares available.

During the six months ended ended June 30, 2020, the Bank paid 4,085,000 in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On June 23, 2020, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on July 15, 2020, to shareholders of record as of July 6, 2020. Approximately $1,866,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

On March 24, 2020, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 15, 2020, to shareholders of record as of April 6, 2020. Approximately $1,867,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank.  At June 30, 2020, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of June 30, 2020, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits:

(a)Exhibits:

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

United Security Bancshares

Date:	July 31, 2020	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer