Form 10-Q
period 2020-09-30
UNITED SECURITY BANCSHARES
filed 2020-10-30
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of September 30, 2020: 16,977,239

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2020 and December 31, 2019

(in thousands except shares)	September 30, 2020	December 31, 2019
Assets
Cash and non-interest-bearing deposits in other banks	$29,197	$27,291
Due from Federal Reserve Bank ("FRB")	294,135	191,704
Cash and cash equivalents	323,332	218,995
Investment securities (at fair value)
Available-for-sale ("AFS") securities	87,917	76,312
Marketable equity securities	3,865	3,776
Total investment securities	91,782	80,088
Loans	661,482	597,374
Unearned fees and unamortized loan origination costs - net	(1,038)	(820)
Allowance for credit losses	(8,708)	(7,908)
Net loans	651,736	588,646
Premises and equipment - net	9,379	9,380
Accrued interest receivable	10,099	8,208
Other real estate owned	5,018	6,753
Goodwill	4,488	4,488
Deferred tax assets - net	2,631	3,191
Cash surrender value of life insurance	20,403	20,955
Operating lease right-of-use assets	2,914	3,360
Other assets	12,165	12,855
Total assets	$1,133,947	$956,919

Liabilities & Shareholders' Equity
Liabilities
Deposits
Non-interest-bearing	$430,028	$311,950
Interest-bearing	564,755	506,412
Total deposits	994,783	818,362

Accrued interest payable	36	59
Operating lease liabilities	3,017	3,463
Other liabilities	7,977	8,239
Junior subordinated debentures (at fair value)	10,081	10,808
Total liabilities	1,015,894	840,931
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 16,977,239 at September 30, 2020 and 16,973,885 at December 31, 2019	59,289	58,973
Retained earnings	59,084	57,647
Accumulated other comprehensive loss	(320)	(632)
Total shareholders' equity	118,053	115,988
Total liabilities and shareholders' equity	$1,133,947	$956,919

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except shares and EPS)	2020	2019	2020	2019
Interest Income:
Interest and fees on loans	$7,563	$8,648	$23,622	$25,733
Interest on investment securities	343	439	1,127	1,360
Interest on deposits in FRB	62	1,330	667	4,052
Total interest income	7,968	10,417	25,416	31,145

Interest Expense:
Interest on deposits	451	950	1,562	2,675
Interest on other borrowed funds	49	111	229	352
Total interest expense	500	1,061	1,791	3,027

Net Interest Income	7,468	9,356	23,625	28,118
Provision for Credit Losses	4	5	2,138	15
Net Interest Income after Provision for Credit Losses	7,464	9,351	21,487	28,103

Noninterest Income:
Customer service fees	668	839	2,014	2,479
Increase in cash surrender value of bank-owned life insurance	124	147	382	438
Unrealized gain on fair value of marketable equity securities	4	18	89	128
Gain on proceeds from bank-owned life insurance	—	—	310	—
(Loss) gain on fair value of junior subordinated debentures	(18)	660	1,451	1,571
Loss on dissolution of real estate investment trust	—	(1)	—	(115)
(Loss) gain on sale of assets	—	(5)	—	1
Other	133	195	460	603
Total noninterest income	911	1,853	4,706	5,105

Noninterest Expense:
Salaries and employee benefits	2,722	2,775	8,131	8,307
Occupancy expense	887	829	2,609	2,450
Data processing	139	151	386	402
Professional fees	724	864	1,981	2,423
Regulatory assessments	121	(37)	283	138
Director fees	94	95	282	281
Correspondent bank service charges	19	14	52	42
Net cost on operation and sale of OREO	35	71	968	223
Other	469	573	1,663	1,677
Total noninterest expense	5,210	5,335	16,355	15,943

Income Before Provision for Taxes	3,165	5,869	9,838	17,265
Provision for Taxes on Income	894	1,696	2,800	4,989
Net Income	$2,271	$4,173	$7,038	$12,276

Net Income per common share
Basic	$0.13	$0.25	$0.41	$0.72
Diluted	$0.13	$0.25	$0.41	$0.72
Shares on which net income per common shares were based
Basic	16,977,239	16,953,744	16,975,648	16,950,474
Diluted	17,000,501	16,990,162	16,993,180	16,981,619

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net Income	$2,271	$4,173	$7,038	$12,276

Unrealized holdings gain (loss) on debt securities	334	(246)	1,161	317
Unrealized gains on unrecognized post-retirement costs	20	14	60	42
Unrealized loss on junior subordinated debentures	(326)	(501)	(779)	(1,748)
Other comprehensive gain (loss), before tax	28	(733)	442	(1,389)
Tax (expense) benefit related to debt securities	(38)	76	(343)	(94)
Tax expense related to unrecognized post-retirement costs	(6)	(4)	(17)	(12)
Tax benefit related to junior subordinated debentures	97	148	230	516
Total other comprehensive gain (loss)	81	(513)	312	(979)
Comprehensive Income	$2,352	$3,660	$7,350	$11,297

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2018 (1)	16,946,622	$58,624	$49,942	$674	$109,240
(1) Excludes 59,217 unvested restricted shares

Other comprehensive loss				(284)	(284)
Dividends payable ($0.11 per share)			(1,869)		(1,869)
Restricted stock units released	2,500				—
Stock-based compensation expense		99			99
Net income			4,007		4,007
Balance March 31, 2019 (2)	16,949,122	$58,723	$52,080	$390	$111,193
(2) Excludes 58,717 unvested restricted shares

Other comprehensive loss				(182)	(182)
Dividends payable ($0.11 per share)			(1,865)		(1,865)
Restricted stock units released	4,622				—
Stock-based compensation expense		95			95
Net income			4,097		4,097
Balance June 30, 2019 (3)	16,953,744	$58,818	$54,312	$208	$113,338
(3) Excludes 55,713 unvested restricted shares

Other comprehensive loss				(513)	(513)
Dividends payable ($0.11 per share)			(1,865)		(1,865)
Stock-based compensation expense		78			78
Net income			4,173		4,173
Balance September 30, 2019 (4)	16,953,744	$58,896	$56,620	$(305)	$115,211
(4) Excludes 55,713 unvested restricted shares

Other comprehensive loss				(327)	(327)
Dividends payable ($0.11 per share)			(1,868)		(1,868)
Restricted stock units released	20,141				—
Stock-based compensation expense		77			77
Net income			2,895		2,895
Balance December 31, 2019 (5)	16,973,885	$58,973	$57,647	$(632)	$115,988
(5) Excludes 35,572 unvested restricted shares

Other comprehensive income				458	458
Dividends payable ($0.11 per share)			(1,867)		(1,867)
Restricted stock units released	350				—
Tax benefit from restricted stock units released		(1)			(1)
Stock-based compensation expense		78			78
Net income			2,754		2,754
Balance March 31, 2020 (6)	16,974,235	$59,050	$58,534	$(174)	$117,410
(6) Excludes 47,572 unvested restricted shares

Other comprehensive loss				(227)	(227)
Dividends payable ($0.11 per share)			(1,866)		(1,866)
Restricted stock units released	3,004				—
Stock-based compensation expense		131			131
Net income			2,012		2,012
Balance June 30, 2020 (7)	16,977,239	$59,181	$58,680	$(401)	$117,460
(7) Excludes 44,568 unvested restricted shares

Other comprehensive loss				81	81
Dividends payable ($0.11 per share)			(1,867)		(1,867)
Stock-based compensation expense		108			108
Net income			2,271		2,271
Balance September 30, 2020 (8)	16,977,239	$59,289	$59,084	$(320)	$118,053
(8) Excludes 44,568 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2020	2019
Cash Flows From Operating Activities:
Net Income	$7,038	$12,276
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,138	15
Depreciation and amortization	1,044	1,055
Amortization of operating lease right-of-use assets	(446)	(575)
Amortization of premium/discount on investment securities, net	806	489
Increase in accrued interest receivable	(1,891)	(2,181)
(Decrease) increase in accrued interest payable	(23)	15
Decrease in accounts payable and accrued liabilities	(261)	(1,996)
Decrease in unearned fees and unamortized loan origination costs, net	218	508
Decrease (increase) in income taxes receivable	(9)	(359)
Unrealized gain on marketable equity securities	(89)	(128)
Stock-based compensation expense	316	272
Benefit (provision) for deferred income taxes	199	(52)
Loss on sale of other real estate owned	113	—
Write down on other real estate owned	727	—
Gain on bank owned life insurance	(310)	—
Increase in cash surrender value of bank-owned life insurance	(382)	(438)
Gain on fair value option of junior subordinated debentures	(1,451)	(1,571)
Loss on dissolution of real estate investment trust	—	115
Gain on sale of premises and equipment	—	(1)
Net decrease in other assets	1,629	2,321
Net cash provided by operating activities	9,366	9,765

Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(45)	(52)
Purchases of available-for-sale securities	(29,016)	(23,017)
Principal payments of available-for-sale securities	17,766	11,407
Net (increase) decrease in loans	(65,446)	17,626
Cash proceeds from sales of other real estate owned	895	—
Investment in limited partnership	(201)	(300)
Cash proceeds from sale of premises and equipment	—	12
Proceeds from bank owned life insurance	1,243	—
Capital expenditures of premises and equipment	(1,043)	(684)
Net cash (used in) provided by investing activities	(75,847)	4,992

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	178,239	28,859
Net decrease in time deposits	(1,819)	(14,280)
Dividends on common stock	(5,602)	(3,730)
Net cash provided by financing activities	170,818	10,849

Net increase in cash and cash equivalents	104,337	25,606
Cash and cash equivalents at beginning of period	218,995	220,337
Cash and cash equivalents at end of period	$323,332	$245,943

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

Impact of New Financial Accounting Standards:

In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The FASB is issuing this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This original amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In October 2019 FASB unanimously approved a vote to delay the effective date of this Standard to be effective for fiscal years beginning after December 15, 2022. The Company has formed a project team that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and the Company continues to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company has begun to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting beginning in March 2020. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loan portfolio as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on the Company's consolidated financial statements. Additionally, in regard to the recently approved delay in implementation, the Company continues to evaluate its expected implementation date.

On March 22, 2020, a statement was issued by various regulatory agencies titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act, that passed on March 27, 2020, further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring (“TDR”) as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Company offered short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2020 and December 31, 2019:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
September 30, 2020
Securities available-for-sale:
U.S. Government agencies	$35,039	$155	$(252)	$34,942
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	42,054	857	(14)	42,897
Asset-backed securities	3,866	—	(38)	3,828
Municipal bonds	1,045	13	—	1,058
Corporate bonds	5,000	192	—	5,192
Total securities available for sale	$87,004	$1,217	$(304)	$87,917

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2019
Securities available-for-sale:
U.S. Government agencies	$28,737	$152	$(190)	$28,699
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	47,824	120	(331)	47,613
Total securities available for sale	$76,561	$272	$(521)	$76,312

The amortized cost and fair value of securities available for sale at September 30, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	September 30, 2020
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$—	$—
Due after one year through five years	300	300
Due after five years through ten years	18,224	18,332
Due after ten years	26,426	26,388
Collateralized mortgage obligations	42,054	42,897
	$87,004	$87,917

There were no realized gains or losses on sales of available-for-sale securities for the three and nine month periods ended September 30, 2020 and September 30, 2019. There were no other-than-temporary impairment losses for the three and nine month periods ended September 30, 2020 and September 30, 2019.

At September 30, 2020, available-for-sale securities with an amortized cost of approximately $79,013,000 (fair value of $79,942,000) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$9,540	$(83)	17,897	(169)	$27,437	$(252)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	317	(2)	2,068	(12)	2,385	(14)
Corporate bonds	—	—	—	—	—	—
Municipal bonds	300	—	—	—	300	—
Asset-backed securities	3,828	(38)	—	—	3,828	(38)
Total impaired securities	$13,985	$(123)	$19,965	$(181)	$33,950	$(304)

December 31, 2019
Securities available for sale:
U.S. Government agencies	$3,961	$(12)	$15,989	$(178)	$19,950	$(190)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,400	(187)	11,244	(144)	36,644	(331)
Total impaired securities	$29,361	$(199)	$27,233	$(322)	$56,594	$(521)

Temporarily impaired securities at September 30, 2020, were comprised of one asset-backed security, three municipal bonds, twelve U.S. government agency securities, and four U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At September 30, 2020, the decline in fair value of the one asset-backed security, three municipal bonds, twelve U.S. government agency securities, and the four U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not intend to sell these impaired securities, and it is more likely than not that it will not be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2020.

During the nine months ended September 30, 2020 and 2019, the Company recognized $89,000 and $128,000 of unrealized holding gains related to equity securities in the consolidated statements of income, respectively. For the quarters ended September 30, 2020 and September 30, 2019, the Company recognized unrealized holding gains of $4,000 and $18,000, respectively.

The Company had no held-to-maturity or trading securities at September 30, 2020 or December 31, 2019.

3.Loans

Loans are comprised of the following:

(in 000's)	September 30, 2020	December 31, 2019
Commercial and industrial:
Commercial and business loans	$39,218	$44,534
Government program loans	26,524	744
Total commercial and industrial	65,742	45,278
Real estate mortgage:
Commercial real estate	264,013	245,183
Residential mortgages	45,722	45,881
Home improvement and home equity loans	114	173
Total real estate mortgage	309,849	291,237
Real estate construction and development	171,889	138,784
Agricultural	51,587	52,197
Installment and student loans	62,415	69,878
Total loans	$661,482	$597,374

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 10.0% of total loans at September 30, 2020 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Included within the balance of Commercial and industrial loans is $25,889,000 in Paycheck Protection Program ("PPP") loans administrated by the SBA. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Real estate mortgage loans, representing 46.8% of total loans at September 30, 2020, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 26.0% of total loans at September 30, 2020, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 7.8% of total loans at September 30, 2020 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 9.4% of total loans at September 30, 2020 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See "Note 4 - Student Loans" for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2020 and December 31, 2019, these financial instruments include commitments to extend credit of $204,522,000 and $197,559,000, respectively, and standby letters of credit of $3,662,000 and $1,662,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of delinquent loans at September 30, 2020 (in 000's):

September 30, 2020	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$39,218	$39,218	$—
Government program loans	—	—	—	—	26,524	26,524	—
Total commercial and industrial	—	—	—	—	65,742	65,742	—
Commercial real estate loans	—	—	—	—	264,013	264,013	—
Residential mortgages	266	—	—	266	45,456	45,722	—
Home improvement and home equity loans	—	—	—	—	114	114	—
Total real estate mortgage	266	—	—	266	309,583	309,849	—

Real estate construction and development loans	—	—	8,573	8,573	163,316	171,889	—
Agricultural loans	—	—	477	477	51,110	51,587	—
Installment and student loans	2,253	429	53	2,735	59,580	62,315	53
Overdraft protection lines	—	—	—	—	30	30	—
Overdrafts	—	—	—	—	70	70	—
Total installment and student loans	2,253	429	53	2,735	59,680	62,415	53
Total loans	$2,519	$429	$9,103	$12,051	$649,431	$661,482	$53

The following is a summary of delinquent loans at December 31, 2019 (in 000's):

December 31, 2019	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$568	$—	$75	$643	$43,891	$44,534	$—
Government program loans	—	—	—	—	744	744	—
Total commercial and industrial	568	—	75	643	44,635	45,278	—
Commercial real estate loans	—	—	—	—	245,183	245,183	—
Residential mortgages	28	—	—	28	45,853	45,881	—
Home improvement and home equity loans	—	—	—	—	173	173	—
Total real estate mortgage	28	—	—	28	291,209	291,237	—
Real estate construction and development loans	—	—	8,825	8,825	129,959	138,784	—
Agricultural loans	957	423	144	1,524	50,673	52,197	—

Installment and student loans	292	657	386	1,335	68,280	69,615	386
Overdraft protection lines	—	—	—	—	33	33	—
Overdrafts	—	—	—	—	230	230	—
Total installment and student loans	292	657	386	1,335	68,543	69,878	386
Total loans	$1,845	$1,080	$9,430	$12,355	$585,019	$597,374	$386

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2020 or December 31, 2019.

The following is a summary of nonaccrual loan balances at September 30, 2020 and December 31, 2019 (in 000's).

	September 30, 2020	December 31, 2019
Commercial and business loans	$—	$75
Government program loans	—	—
Total commercial and industrial	—	75

Commercial real estate loans	—	—
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	—

Real estate construction and development loans	11,058	11,478
Agricultural loans	477	144
Installment and student loans	—	—

Total nonaccrual loans	$11,535	$11,697

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

The following is a summary of impaired loans at September 30, 2020 (in 000's).

September 30, 2020	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$273	$274	$—	$274	$—	$627	$18
Government program loans	219	220	—	220	—	241	11
Total commercial and industrial	492	494	—	494	—	868	29

Commercial real estate loans	2,027	1,148	888	2,036	171	2,058	90
Residential mortgages	812	446	369	815	16	993	32
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	2,839	1,594	1,257	2,851	187	3,051	122

Real estate construction and development loans	11,058	11,058	—	11,058	—	11,264	210
Agricultural loans	655	313	343	656	215	692	23
Installment and student loans	—	—	—	—	—	—	—

Total impaired loans	$15,044	$13,459	$1,600	$15,059	$402	$15,875	$384

(1) The recorded investment in loans includes accrued interest receivable of $15.
(2) Information is based on nine months ended September 30, 2020.

The following is a summary of impaired loans at December 31, 2019 (in 000's).

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$1,484	$368	$1,128	$1,496	$606	$1,930	$116
Government program loans	257	258	—	258	—	275	18
Total commercial and industrial	1,741	626	1,128	1,754	606	2,205	134

Commercial real estate loans	2,073	1,181	902	2,083	263	2,031	123
Residential mortgages	1,060	517	546	1,063	20	1,577	56
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,133	1,698	1,448	3,146	283	3,608	179

Real estate construction and development loans	11,478	11,478	—	11,478	—	11,572	231
Agricultural loans	684	262	432	694	256	726	57

Installment and student loans	—	—	—	—	—	14	—

Total impaired loans	$17,036	$14,064	$3,008	$17,072	$1,145	$18,125	$601

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

The average recorded investment in impaired loans for the quarters ended September 30, 2020 and 2019 was $15,256,000 and $18,208,000, respectively. Interest income recognized on impaired loans for the quarters ended September 30, 2020 and 2019 was approximately $121,000 and $120,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $77,000 and $44,000 for the quarters ended September 30, 2020 and 2019, respectively.

The average recorded investment in impaired loans for the nine months ended September 30, 2020 and 2019 was $15,875,000 and $18,390,000, respectively. Interest income recognized on impaired loans for the nine months ended September 30, 2020 and 2019 was approximately $384,000 and $454,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $225,000 and $173,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

There were no TDR additions or defaults for the quarters ended September 30, 2020 or September 30, 2019. There was one addition during the nine months ended September 30, 2020 and none during the nine months ended September 30, 2019

The following tables illustrates TDR additions and defaults for the periods indicated:

Nine Months Ended September 30, 2020
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

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At September 30, 2020, the Company had 9 restructured loans totaling $4,571,000 as compared to 13 restructured loans totaling $5,187,000 at December 31, 2019.

The following tables summarize TDR activity by loan category for the quarters ended September 30, 2020 and September 30, 2019 (in 000's).

Three Months Ended September 30, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$889	$1,037	$—	$2,536	$693	$—	$5,155

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	—	(5)	(491)	—	(50)	(38)	—	(584)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$884	$546	$—	$2,486	$655	$—	$4,571

Allowance for loan loss	$—	$171	$16	$—	$—	$215	$—	$402
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Three Months Ended September 30, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$38	$907	$1,842	$—	$2,738	$658	$—	$6,183

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(18)	(5)	(771)	—	(33)	(30)	—	(857)
Charge-offs	—	—	—	—	—	(30)	—	(30)

Ending balance	$20	$902	$1,071	$—	$2,705	$598	$—	$5,296

Allowance for loan loss	$—	$346	$15	$—	$—	$256	$—	$617
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

The following tables summarize TDR activity by loan category for the nine months ended September 30, 2020 and September 30, 2019 (in 000's).

Nine Months Ended September 30, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$9	$898	$1,060	$—	$2,654	$566	$—	$5,187

Additions	—	—	—	—	—	179	—	179

Principal (reductions) additions	(9)	(14)	(514)	—	(168)	(90)	—	(795)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$884	$546	$—	$2,486	$655	$—	$4,571

Allowance for loan loss	$—	$171	$16	$—	$—	$215	$—	$402
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$75	$1,305	$2,029	$—	$2,838	$812	$—	$7,059

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(55)	(403)	(958)	—	(133)	(184)	—	(1,733)
Charge-offs	—	—		—	—	(30)	—	(30)

Ending balance	$20	$902	$1,071	$—	$2,705	$598	$—	$5,296

Allowance for loan loss	$—	$346	$15	$—	$—	$256	$—	$617
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

The Company is working with customers directly affected by COVID-19. The Company has offered and continues to be prepared to offer short-term assistance. As of September 30, 2020, the Company had executed 23 payment deferrals or modifications on outstanding loan balances of $69,814,000 in connection with the COVID-19 relief provided by the CARES Act. These deferrals were generally no more than six months in duration and were not considered troubled debt restructurings in accordance with the CARES Act.

The following tables summarize modification under the CARES Act by loan category as of September 30, 2020 (in 000's).

Loan Category	COVID-19 Modified Loan Balance	Total Portfolio Balance

Commercial and Industrial:	$667	$65,742

Commercial Real Estate:
Hospitality	39,757	53,711
Health Club	14,775	14,775
Construction and land development	10,836	130,202
Commercial/Office/Retail	2,687	101,195
Residential Mortgages	—	45,722
Home improvement and home equity loans	—	114
All other CRE	1,058	136,019

Agricultural:	—	51,587

Installment and student loans:	34	62,415
Total:	$69,814	$661,482

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

The Company did not carry any loans graded as loss at September 30, 2020 or December 31, 2019.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for September 30, 2020 and December 31, 2019:

September 30, 2020	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$26,154	$2,754	$—	$30	$28,938
Grade 3	—	735	—	—	735
Grades 4 and 5 – pass	37,135	251,963	159,833	49,461	498,392
Grade 6 – special mention	1,945	7,418	998	1,441	11,802
Grade 7 – substandard	524	1,143	11,058	655	13,380
Grade 8 – doubtful	—	—	—	—	—
Total	$65,758	$264,013	$171,889	$51,587	$553,247

December 31, 2019	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$278	$2,806	$—	$—	$3,084
Grade 3	—	981	—	—	981
Grades 4 and 5 – pass	41,757	238,612	126,308	50,234	456,911
Grade 6 – special mention	919	1,608	998	1,279	4,804
Grade 7 – substandard	2,324	1,176	11,478	684	15,662
Grade 8 – doubtful	—	—	—	—	—
Total	$45,278	$245,183	$138,784	$52,197	$481,442

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

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$32,738	$98	$61,974	$94,810	$33,059	$155	$68,752	$101,966
Pass	12,453	16	388	12,857	12,542	18	740	13,300
Special mention	354	—	—	354	88	—	386	474
Substandard	177	—	53	230	192	—	—	192
Doubtful	—	—	—	—	—	—	—	—
Total	$45,722	$114	$62,415	$108,251	$45,881	$173	$69,878	$115,932

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

COVID-19 – As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. While the Company has not yet experienced any charge-offs related to COVID-19, the allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from significant increase in unemployment. Given that economic scenarios have darkened significantly since the pandemic was declared in early March 2020, the credit risk in the loan portfolio has increased resulting in the need for an additional reserve for credit loss.

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended September 30, 2020 and 2019 (in 000's)

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
September 30, 2020
Beginning balance	$756	$812	$3,572	$836	$2,746	$140	$8,862
Provision (reversal of provision) for credit losses	(46)	(147)	439	(68)	(749)	575	4

Charge-offs	—	—	(106)	—	(178)	—	(284)
Recoveries	9	79	37	—	1	—	126
Net recoveries (charge-offs)	9	79	(69)	—	(177)	—	(158)

Ending balance	$719	$744	$3,942	$768	$1,820	$715	$8,708
Period-end amount allocated to:
Loans individually evaluated for impairment	—	187	—	215	—	—	402
Loans collectively evaluated for impairment	719	557	3,942	553	1,820	715	8,306
Ending balance	$719	$744	$3,942	$768	$1,820	$715	$8,708

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
September 30, 2019
Beginning balance	$1,457	$864	$2,330	$1,132	$1,991	$678	$8,452
Provision (recovery of provision) for credit losses	(168)	(109)	(3)	(227)	388	124	5

Charge-offs	—	—	—	(36)	(263)	—	(299)
Recoveries	7	52	—	—	13	—	72
Net recoveries (charge-offs)	7	52	—	(36)	(250)	—	(227)

Ending balance	$1,296	$807	$2,327	$869	$2,129	$802	$8,230
Period-end amount allocated to:
Loans individually evaluated for impairment	525	361	—	256	—	—	1,142
Loans collectively evaluated for impairment	771	446	2,327	613	2,129	802	7,088
Ending balance	$1,296	$807	$2,327	$869	$2,129	$802	$8,230

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended September 30, 2020 and 2019 (in 000's)

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
September 30, 2020
Beginning balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908
Provision (recovery of provision) for credit losses	(625)	(56)	1,455	7	815	542	2,138

Charge-offs	—	—	(358)	—	(1,134)	—	(1,492)
Recoveries	22	88	37	—	7	—	154
Net recoveries (charge-offs)	22	88	(321)	—	(1,127)	—	(1,338)

Ending balance	$719	$744	$3,942	$768	$1,820	$715	$8,708
Period-end amount allocated to:
Loans individually evaluated for impairment	—	187	—	215	—	—	402
Loans collectively evaluated for impairment	719	557	3,942	553	1,820	715	8,306
Ending balance	$719	$744	$3,942	$768	$1,820	$715	$8,708

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
September 30, 2019
Beginning balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395
Provision (recovery of provision) for credit losses	(441)	(263)	(97)	(226)	833	209	15

Charge-offs	—	(5)	—	(36)	(377)	—	(418)
Recoveries	64	60	—	—	114	—	238
Net (charge-offs) recoveries	64	55	—	(36)	(263)	—	(180)

Ending balance	$1,296	$807	$2,327	$869	$2,129	$802	$8,230
Period-end amount allocated to:
Loans individually evaluated for impairment	525	361	—	256	—	—	1,142
Loans collectively evaluated for impairment	771	446	2,327	613	2,129	802	7,088
Ending balance	$1,296	$807	$2,327	$869	$2,129	$802	$8,230

The following summarizes information with respect to the loan balances at September 30, 2020 and 2019.

	September 30, 2020			September 30, 2019
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$274	$38,944	$39,218	$1,652	$45,703	$47,355
Government program loans	220	26,304	26,524	266	516	782
Total commercial and industrial	494	65,248	65,742	1,918	46,219	48,137

Commercial real estate loans	2,036	261,977	264,013	3,105	221,608	224,713
Residential mortgage loans	815	44,907	45,722	1,074	49,988	51,062
Home improvement and home equity loans	—	114	114	—	184	184
Total real estate mortgage	2,851	306,998	309,849	4,179	271,780	275,959

Real estate construction and development loans	11,058	160,831	171,889	11,529	104,914	116,443

Agricultural loans	656	50,931	51,587	736	59,364	60,100

Installment and student loans	—	62,415	62,415	—	69,489	69,489

Total loans	$15,059	$646,423	$661,482	$18,362	$551,766	$570,128
4.Student Loans

Included in installment loans are $58,677,000 and $65,800,000 in student loans at September 30, 2020 and December 31, 2019, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $2,940,000 at September 30, 2020 and $4,689,000 at December 31, 2019. At September 30, 2020 there were 818 loans within repayment, deferment, and forbearance which represented $24,322,000, $7,044,000, and $5,174,000, respectively. At December 31, 2019, there were 855 loans within repayment, deferment, and forbearance which represented $24,986,000, $4,392,000 and $10,626,000, respectively. As of September 30, 2020 and December 31, 2019, the reserve against the student loan portfolio was $1,761,000 and $2,091,000, respectively. There were no TDRs within the portfolio as of September 30, 2020 or December 31, 2019. At September 30, 2020 and December 31, 2019, student loans totaling $53,000 were included in the substandard category and $386,000 in the special mention category, respectively.

ZuntaFi (previously known as Reunion Student Loan Finance Corporation (RSLFC)) is the third-party servicer for the student loan portfolio. ZuntaFi's services include application administration, processing, approval, documenting, funding, and collection. They also provide borrower file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi is responsible for complete program management. ZuntaFi is paid a monthly servicing fee based on the outstanding principal balance.

The following tables summarize the credit quality indicators for outstanding student loans as of September 30, 2020 and December 31, 2019 (in 000's, except for number of borrowers):

	September 30, 2020			December 31, 2019
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	320	$12,758	$2,940	601	$24,198	$4,689
Grace	212	9,379	2,434	49	1,598	394
Repayment	547	24,322	577	507	24,986	203
Deferment	162	7,044	445	124	4,392	204
Forbearance	109	5,174	153	224	10,626	188
Total	1,350	$58,677	$6,549	1,505	$65,800	$5,678

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the three and nine months ended September 30, 2020, $9,000 and $59,000 in accrued interest receivable was reversed, due to charge-offs of $174,000 and $1,121,000, respectively, within the student loan portfolio. For the three and nine months ended September 30, 2019, $13,000 and $20,000 in accrued interest receivable was reversed, due to charge-offs of $235,000 and $338,000, respectively, within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of September 30, 2020 and December 31, 2019 (in 000's, except for number of borrowers):

	September 30, 2020		December 31, 2019
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	254	$26,755	295	$34,277
31 - 60 days	21	2,259	4	292
61 - 90 days	5	429	7	657
91 - 120 days	1	53	6	386
Total	281	$29,496	312	$35,612
5.Deposits

Deposits include the following:

(in 000's)	September 30, 2020	December 31, 2019
Noninterest-bearing deposits	$430,028	$311,950
Interest-bearing deposits:
NOW and money market accounts	406,706	360,934
Savings accounts	94,467	80,078
Time deposits:
Under $250,000	41,379	44,926
$250,000 and over	22,203	20,474
Total interest-bearing deposits	564,755	506,412
Total deposits	$994,783	$818,362

6.Short-term Borrowings/Other Borrowings

At September 30, 2020, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $341,410,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $5,111,000. At September 30, 2020, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank (PCBB) totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of September 30, 2020, $5,582,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $519,013,000 in secured and unsecured loans were pledged at September 30, 2020, as collateral for borrowing lines with the Federal Reserve Bank. At September 30, 2020, the Company had no outstanding borrowings.

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

7.Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of September 30, 2020, the Company had 12 operating leases and no financing leases.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in 000's)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease expense	$191	$197	$570	$575
Variable lease expense	51	7	169	115
Total	$242	$204	$739	$690
Supplemental balance sheet information related to leases was as follows:

(in 000's)	September 30, 2020
Operating cash flows from operating leases	$571
ROU assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term in years for operating leases	5.86
Weighted-average discount rate for operating leases	5.15%
Maturities of lease liabilities were as follows:

(in 000's)	September 30, 2020
2021	$682
2022	661
2023	666
2024	562
2025	371
Thereafter	556
Total undiscounted cash flows	3,498
Less: present value discount	(481)
Present value of net future minimum lease payments	$3,017

8 Supplemental Cash Flow Disclosures

	Nine months ended September 30,
(in 000's)	2020	2019
Cash paid during the period for:
Interest	$1,814	$3,012
Income taxes	2,380	4,890
Noncash investing activities:
Unrealized gain on unrecognized post retirement costs	60	42
Unrealized gain on available for sale securities	1,161	317
Unrealized loss on junior subordinated debentures	(779)	(1,748)
Cash dividend declared	1,867	1,865
Adoption of ASU 2016-02: recognition of lease right-of-use (ROU) asset	—	3,395
Adoption of ASU 2016-02: recognition of lease liability	—	3,486

9.Dividends on Common Stock

On September 22, 2020, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on October 16, 2020, to shareholders of record as of October 6, 2020. Approximately $1,867,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (000's, except per share amounts)	$2,271	$4,173	$7,038	$12,276

Weighted average shares issued	16,977,239	16,953,744	16,975,648	16,950,474
Add: dilutive effect of stock options	23,262	36,418	17,532	31,145
Weighted average shares outstanding adjusted for potential dilution	17,000,501	16,990,162	16,993,180	16,981,619

Basic earnings per share	$0.13	$0.25	$0.41	$0.72
Diluted earnings per share	$0.13	$0.25	$0.41	$0.72
Anti-dilutive stock options excluded from earnings per share calculation	75,000	60,000	88,000	60,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2020 and December 31, 2019, the Company had no recorded valuation allowance. The Company is no longer subject to IRS examination for years before 2015.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended September 30, 2020 and 2019 were insignificant.

The Company reported a provision for income taxes of $2,800,000 for the nine months ended September 30, 2020 as compared to the $4,989,000 provision reported in the comparable period of 2019. The effective tax rate was 28.46% for the nine months ended September 30, 2020 as compared to 28.90% for the comparable period of 2019.

12.Junior Subordinated Debt/Trust Preferred Securities

Effective September 30, 2009 and beginning with the interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities for the allowable five-year period. Interest payments were subsequently resumed at the end of the allowable deferment. In September 2015, the Company redeemed $3.0 million at par value. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of September 30, 2020. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the balance sheet. As of September 30, 2020, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At September 30, 2020, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 3.83% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At September 30, 2020, the total cumulative gain recorded on the debt is $2,432,000.

The net fair value calculation performed as of September 30, 2020 resulted in a net pretax gain adjustment of $672,000 ($473,000, net of tax) for the nine months ended September 30, 2020 compared to a net pretax loss adjustment of $177,000 ($126,000, net of tax) for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, the net $672,000 ($473,000, net of tax) fair value gain adjustment was separately presented as a $1,451,000 gain ($1,022,000, net of tax) recognized on the consolidated statements of income, and a $779,000 loss ($549,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the nine months ended September 30, 2019, the net $177,000 ($126,000, net of tax) fair value loss adjustment was separately presented as a $1,571,000 gain ($1,107,000, net of tax) recognized on the consolidated statements of income, and a $1,748,000 loss ($1,233,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

The net fair value calculation performed as of September 30, 2020 resulted in a net pretax loss adjustment of $344,000 ($243,000, net of tax) for the quarter ended September 30, 2020 compared to a net pretax gain adjustment of $159,000 ($112,000, net of tax) for the quarter ended September 30, 2019.

For the quarter ended September 30, 2020, the net $344,000 ($243,000, net of tax) fair value loss adjustment was separately presented as a $18,000 loss ($13,000, net of tax) recognized on the consolidated statements of income, and a $326,000 loss ($230,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended September 30, 2019, the net $159,000 ($112,000, net of tax) fair value gain adjustment was separately presented as a $660,000 gain ($465,000, net of tax) recognized on the consolidated statements of income, and a $501,000 loss ($353,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2020
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	91,782	91,782	3,865	87,917	—
Loans	651,736	645,098	—	—	645,098
Accrued interest receivable	10,099	10,099	—	10,099	—
Financial Liabilities:
Deposits:
Noninterest-bearing	430,028	430,210	430,210	—	—
NOW and money market	406,706	406,707	406,707	—	—
Savings	94,467	94,467	94,467	—	—
Time deposits	63,582	63,931	—	—	63,931
Total deposits	994,783	995,315	931,384	—	63,931
Junior subordinated debt	10,081	10,081	—	—	10,081
Accrued interest payable	36	36	—	36	—

December 31, 2019
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	80,088	80,088	3,776	76,312	—
Loans	588,646	581,695	—	—	581,695
Accrued interest receivable	8,208	8,208	—	8,208	—
Financial Liabilities:
Deposits:
Noninterest-bearing	311,950	311,950	311,950	—	—
NOW and money market	360,934	360,934	360,934	—	—
Savings	80,078	80,078	80,078	—	—
Time deposits	65,400	65,236	—	—	65,236
Total deposits	818,362	818,198	752,962	—	65,236
Junior subordinated debt	10,808	10,808	—	—	10,808
Accrued interest payable	59	59	—	59	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2020.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

September 30, 2020				December 31, 2019
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	3.83%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	4.46%
Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The decrease in discount rate between the periods ended September 30, 2020 and December 31, 2019 is primarily due to decreases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2020 (in 000’s):

Description of Assets	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$34,942	$—	$34,942	$—
U.S. Government collateralized mortgage obligations	42,897	—	42,897	—
Asset-backed securities	3,828	—	3,828	—
Municipal bonds	1,058	—	1,058	—
Corporate bond	5,192	—	5,192	—
Total AFS securities	87,917	—	87,917	—

Marketable equity securities (2)	3,865	3,865	—	—

Impaired loans (1):
RE construction & development	3,332	—	—	3,332
Total impaired loans	3,332	—	—	3,332

Other real estate owned (1)	5,018	—	—	5,018

Total	$95,114	$3,865	$87,917	$3,332

Description of Liabilities	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,081	—	—	$10,081
Total	$10,081	—	—	$10,081
(1)Nonrecurring
(2)Recurring

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at September 30, 2020 (in 000's).

September 30, 2020
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

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the quarters ended September 30, 2020 and 2019 (in 000’s):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$9,771	$10,496	$10,808	$10,155
Gross loss (gain) included in earnings	18	(660)	(1,451)	(1,571)
Gross loss related to changes in instrument specific credit risk	326	502	779	1,748
Change in accrued interest	(34)	(8)	(55)	(2)
Ending balance	$10,081	$10,330	$10,081	$10,330
The amount of total loss (gain) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$18	$(660)	$(1,451)	$(1,571)
14.Goodwill and Intangible Assets

At September 30, 2020, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2019. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed an interim analysis of goodwill impairment, due to the triggering event of the current stock price falling below the Company's calculated book value. During the three and nine months ended September 30, 2020, the Company determined that COVID-19 was a triggering event based on adverse impact on our business and results of operations. At September 30, 2020, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of the reporting units exceeds the carrying value. However, it is reasonably possible if adverse economic conditions or recent decrease in our stock price and market capitalization as a results of the COVID-19 pandemic were to be deemed sustained in the future rather than temporary, it may significantly affect the fair value of our goodwill and result in impairment charges.

15.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	September 30, 2020			December 31, 2019
(in 000's)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(175)	$(675)	$218	$(372)	$(459)	$1,505
Current period comprehensive income (loss)	818	43	(549)	197	(216)	(1,287)
Ending balance	$643	$(632)	$(331)	$(175)	$(675)	$218
Accumulated other comprehensive loss			$(320)			$(632)

16.Investment in York Monterey Properties

In the nine months ended September 30, 2020, the Bank wholly-owns an interest in subsidiary York Monterey Properties Inc., organized as a California corporation. The Bank capitalized the subsidiary through a transfer of eight unimproved lots at a historical cost of $5.3 million comprised of approximately 186.97 acres in the York Highlands subdivision of the Monterra Ranch residential development in Monterey County, California ("Properties") together with $250,000 in cash. The Bank transferred the Properties to York Monterey Properties Inc, in order to maintain ownership beyond the ten year regulatory holding period applicable to a national bank. The Bank acquired five of the lots through a non-judicial foreclosure on or about

May 29, 2009. In addition, the Bank purchased three of the lots from another bank. The Bank had continuously held the Properties since the date of foreclosure and acquisition. At the time of transfer, the Properties had reached the end of the ten year regulatory holding period limit.

As of September 30, 2020, the Bank's investment in York Monterey Properties Inc. totaled $4,759,000. York Monterey Properties Inc. is included within the consolidated financial statements of the Company, with $4,582,000 of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

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

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) the effects of the COVID-19 pandemic, including the effects of the steps being taken to address the pandemic and their impact on the Company’s market and employees; ii) Severe weather or natural disasters, such as wildfires, earthquakes, drought, or flood; iii) competitive pressures in the banking industry and changes in the regulatory environment; iv) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; v) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; vi) credit quality deterioration that could cause an increase in the provision for loan losses; vii) Asset/Liability matching risks and liquidity risks; viii) volatility and devaluation in the securities markets, ix) expected cost savings from recent acquisitions are not realized, x) potential impairment of goodwill and other intangible assets, and xi) technology implementation problems and information security breaches. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

COVID-19

The COVID-19 pandemic has already impacted the local economy in the Central Valley. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates are increasing in our local market area. As of September 2020, the unemployment rate in Fresno County was 10.4%. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts may have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

    Financial position and results of operations

Pertaining to the Company's September 30, 2020 financial condition and results of operations, COVID-19 has had an impact on the allowance for credit losses. While the Company has not yet experienced any charge-offs related to COVID-19, its allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from significant increase in unemployment. Given that economic scenarios have darkened significantly since the pandemic was declared in early March, the credit risk in the loan portfolio has increased resulting in the need for an additional reserve for credit loss. Refer to the discussion of the allowance for credit loss in Note 3 of the unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit loss and record additional provision expense.

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

    Capital and liquidity

As of September 30, 2020, the Company and Bank's capital ratios were in excess of all regulatory requirements. The Company's management team believes that while the Company and Bank have sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt. If the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity. If an extended recession caused large numbers of its deposit customers to withdraw their funds, it might become more reliant on volatile or more expensive sources of funding. Wholesale funding markets are available to the Company, but rates for short-term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on net interest margin.

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

The Company's stock closed below book value at the end of the first three quarters of 2020. Management deemed this to be a triggering event to perform a goodwill impairment test. As of September 30, 2020, goodwill was not impaired. COVID-19 could cause a further and sustained decline in the Company's stock price which could cause the Company to re-perform a goodwill impairment test and that could result in an impairment charge being recorded for that period. In the event that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At September 30, 2020, the Company had goodwill of $4,488,000, representing approximately 3.8% of equity.

    Processes, controls and business continuity plan

The Company maintains a Business Continuity Plan to prepare, and respond to unforeseen circumstances, such as, natural disasters and pandemics. Upon the COVID-19 pandemic declaration, the Company invoked its Business Continuity Plan. Shortly after invoking the plan, the Company implemented protocols for team member safety, provided timely communication to team members and customers, established remote work capabilities to isolate certain personnel essential to critical business continuity operations, and initiated strategies for monitoring and responding to local COVID-19 impacts. Due to the nature of their functions, many team members continue to operate from physical Company locations, while effectively employing social distancing standards. The Company's Management Team continues to meet regularly to anticipate and respond to any future COVID-19 interruptions or developments. As of September 30, 2020, the Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures it has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

    Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to six months. As of September 30, 2020, the Company had executed 23 payment deferrals or modifications on outstanding loan balances of $$69,814,000. In accordance with the CARES Act, these short term deferrals are not considered troubled debt restructurings. Loan segment breakout information related to the loan modifications is reported in Note 3- Loans.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company participated in assisting our customers with applications for resources through the program. The PPP program ended on August 8, 2020. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, there were over 200 approved SBA PPP loans representing $25,889,000 in funding and $1,028,000 in unearned fees.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $7,038,000 or $0.41 per share ($0.41 diluted), for the nine months ended September 30, 2020, as compared to $12,276,000, or $0.72 per share ($0.72 diluted), for the same period in 2019. The Company’s return on average assets was 0.93% for the nine months ended September 30, 2020, as compared to 1.70% for the nine months ended September 30, 2019. The Company’s return on average equity was 7.93% for the nine months ended September 30, 2020, as compared to 14.50% for the nine months ended September 30, 2019. The decrease in net income is due to the decrease in net interest income, resulting from lower interest rates, and the $2,138,000 provision for the credit losses recognized during the period ended September 30, 2020.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine month periods ended September 30, 2020 and 2019.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended September 30, 2020 and 2019

		2020			2019
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$656,501	$7,563	4.58%	$579,035	$8,648	5.93%
Investment securities (3)	94,076	342	1.45%	71,168	439	2.45%
Interest-bearing deposits in FRB	248,722	62	0.10%	240,605	1,330	2.19%
Total interest-earning assets	999,299	$7,967	3.17%	890,808	$10,417	4.64%
Allowance for credit losses	(8,917)			(8,448)
Noninterest-earning assets:
Cash and due from banks	32,106			29,105
Premises and equipment, net	9,399			9,546
Accrued interest receivable	8,952			9,716
Other real estate owned	5,204			5,745
Other assets	42,128			43,490
Total average assets	$1,088,171			$979,962
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$131,465	$44	0.13%	$105,873	$39	0.15%
Money market accounts	265,421	237	0.36%	268,456	660	0.98%
Savings accounts	91,164	26	0.11%	81,363	42	0.20%
Time deposits	63,747	144	0.90%	68,745	209	1.21%
Junior subordinated debentures	9,710	49	2.01%	10,416	111	4.23%
Total interest-bearing liabilities	561,507	$500	0.35%	534,853	$1,061	0.79%
Noninterest-bearing liabilities:
Noninterest-bearing checking	398,282			319,547
Accrued interest payable	94			203
Other liabilities	9,595			10,116
Total liabilities	969,478			864,719

Total shareholders' equity	118,693			115,243
Total average liabilities and shareholders' equity	$1,088,171			$979,962
Interest income as a percentage of average earning assets			3.17%			4.64%
Interest expense as a percentage of average earning assets			0.20%			0.47%
Net interest margin			2.97%			4.17%
(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $45,000 for the three months ended September 30, 2020 and loan fee income of $114,000 for the three months ended September 30, 2019.
(2)Interest income/expense is divided by actual number of days in the period times 366 days (365 days for 2019) in the yield calculation.
(3)Yields on investments securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

Interest rates and Interest Differentials
Nine Months Ended September 30, 2020 and 2019

		2020			2019
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	632,221	$23,622	4.99%	$575,323	$25,733	5.98%
Investment securities (3)	91,140	1,126	1.65%	68,254	1,360	2.66%
Interest-bearing deposits in FRB	203,574	667	0.44%	231,807	4,052	2.34%
Total interest-earning assets	926,935	$25,415	3.66%	875,384	$31,145	4.76%
Allowance for credit losses	(8,650)			(8,449)
Noninterest-earning assets:
Cash and due from banks	29,948			28,898
Premises and equipment, net	9,434			9,627
Accrued interest receivable	8,193			9,060
Other real estate owned	6,033			5,745
Other assets	44,245			42,425
Total average assets	$1,016,138			$962,690
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$120,040	$119	0.13%	$107,590	$115	0.14%
Money market accounts	253,844	903	0.48%	254,081	1,731	0.91%
Savings accounts	86,225	82	0.13%	88,417	202	0.31%
Time deposits	63,027	458	0.97%	73,016	627	1.15%
Junior subordinated debentures	9,640	229	3.17%	10,296	352	4.57%
Total interest-bearing liabilities	532,776	$1,791	0.45%	533,400	$3,027	0.76%
Noninterest-bearing liabilities:
Noninterest-bearing checking	355,114			306,590
Accrued interest payable	115			197
Other liabilities	9,560			9,309
Total liabilities	897,565			849,496

Total shareholders' equity	118,573			113,194
Total average liabilities and shareholders' equity	$1,016,138			$962,690
Interest income as a percentage of average earning assets			3.66%			4.76%
Interest expense as a percentage of average earning assets			0.26%			0.46%
Net interest margin			3.40%			4.30%

(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fee income of approximately $134,000 for the nine months ended September 30, 2020 and loan income of $79,000 for the nine months ended September 30, 2019.

(2)Interest income/expense is divided by actual number of days in the period times 366 days (365 days for 2019) in the yield calculation.
(3)Yields on investments securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate decreased from 4.75% at December 31, 2019 to 3.25% during the first quarter of 2020, and remained unchanged through September 30, 2020. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) for the three months ended September 30, 2020 compared to September 30, 2019
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(1,085)	$(2,137)	$1,052
Investment securities available for sale	(96)	(211)	115
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	(1,268)	(1,269)	1
Total interest income	(2,449)	(3,617)	1,168
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(418)	(458)	40
Savings and money market accounts	(16)	(21)	5
Time deposits	(65)	(51)	(14)
Other borrowings	—	—	—
Subordinated debentures	(62)	(55)	(7)
Total interest expense	(561)	(585)	24
Increase (decrease) in net interest income	$(1,888)	$(3,032)	$1,144

For the three months ended September 30, 2020, total interest income decreased $2,449,000, or 23.51%, as compared to the three months ended September 30, 2019. In comparing the two periods, average interest earning assets increased $108,491,000, with an increase of $77,466,000 in loan balances, an increase of $22,908,000 in investment securities, and an increase of $8,117,000 in balances held at the Federal Reserve Bank. Investment securities yields decreased 100 basis points and loan yields decreased 134 basis points. The average yield on total interest-earning assets decreased 147 basis points. The decrease in yields are a result of repricing of variable rate loans, floating rate investment securities, and interest-bearing deposits in FRB at lower rates. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset.

	Increase (decrease) for the nine months ended September 30, 2020 compared to September 30, 2019
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(2,111)	$(4,507)	$2,396
Investment securities available for sale	(233)	(608)	375
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	(3,385)	(3,345)	(40)
Total interest income	(5,729)	(8,460)	2,731
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(824)	(884)	60
Savings and money market accounts	(120)	(115)	(5)
Time deposits	(169)	(90)	(79)
Other borrowings	—	—	—
Subordinated debentures	(123)	(102)	(21)
Total interest expense	(1,236)	(1,191)	(45)
Increase (decrease) in net interest income	$(4,493)	$(7,269)	$2,776

For the nine months ended September 30, 2020, total interest income decreased $5,729,000, or 18.39%, as compared to the nine months ended September 30, 2019. In comparing the two periods, average interest earning assets increased $51,551,000, with an increase of $56,898,000 in loan balances and an increase of $22,886,000 in investment securities, offset by a $28,233,000 decrease in balances held at the Federal Reserve Bank. Investment securities yields decreased 101 basis points and loan yields decreased 99 basis points. The average yield on total interest-earning assets decreased 110 basis points. The decreases in yields are a result of repricing of variable rate loans, floating rate investment securities, and interest-bearing deposits in FRB to lower rates. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset.

The overall average yield on the loan portfolio decreased to 4.99% for the nine months ended September 30, 2020, as compared to 5.98% for the nine months ended September 30, 2019. The Company has sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At September 30, 2020, 58.5% of the Company's loan portfolio consisted of floating rate instruments, as compared to 54.2% of the portfolio at December 31, 2019, with the majority of those tied to the prime rate. Approximately 28.7%, or $110,871,000, of the floating rate loans had rate floors at September 30, 2020, making them effectively fixed-rate loans for certain decreases in interest rates. Loan balances totaling $24,510,000 have floor spreads of 100 basis points or more.

The Company’s net interest margin decreased to 3.40% for the nine months ended September 30, 2020, when compared to 4.30% for the nine months ended September 30, 2019. The net interest margin decreased primarily as a result of decreases in the yields on average earnings assets.

The Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The rates paid on interest-bearing liabilities decreased to 0.45% for the nine months ended September 30, 2020, as compared to 0.76% for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, total interest expense decreased approximately $1,236,000, or 40.83%, as compared to the nine months ended September 30, 2019. Between those two periods, average interest-bearing liabilities decreased by $624,000 due to decreases in savings accounts and time deposits, partially offset by increases in NOW accounts. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at September 30, 2020.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 9/30/2020	YTD Average 12/31/19	YTD Average 9/30/2019
Loans	68.22%	66.14%	65.73%
Investment securities available for sale	9.83%	8.20%	7.80%
Interest-bearing deposits in FRB	21.95%	25.66%	26.47%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	22.53%	20.50%	20.17%
Money market accounts	47.65%	47.69%	47.63%
Savings accounts	16.18%	16.31%	16.58%
Time deposits	11.83%	13.55%	13.69%
Subordinated debentures	1.81%	1.95%	1.93%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2020 and 2019:

(in 000's)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Amount of Change	Percent Change
Customer service fees	$668	839	$(171)	(20.38)%
Increase in cash surrender value of bank-owned life insurance	124	147	(23)	(15.65)%
Unrealized gain on fair value of marketable equity securities	4	18	(14)	(77.78)%
(Loss) gain on fair value of junior subordinated debentures	(18)	660	(678)	(102.73)%
Loss on dissolution of real estate investment trust	—	(1)	1	(100.00)%
Loss on sale of assets	—	(5)	5	(100.00)%
Other	133	195	(62)	(31.79)%
Total noninterest income	$911	$1,853	$(942)	(50.84)%

Noninterest income for the quarter ended September 30, 2020 decreased $942,000 to $911,000, compared to the quarter ended September 30, 2019. The decrease is mostly attributed to a decrease in the recorded fair value of junior subordinated debentures of $678,000 for the quarter ended September 30, 2020. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve.

(in 000's)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Amount of Change	Percent Change
Customer service fees	$2,014	2,479	$(465)	(18.76)%
Increase in cash surrender value of bank-owned life insurance	382	438	(56)	(12.79)%
Unrealized gain on fair value of marketable equity securities	89	128	(39)	(30.47)%
Gain on death benefit proceeds from bank-owned life insurance	310	—	310	100.00%
Gain on fair value of junior subordinated debentures	1,451	1,571	(120)	(7.64)%
Loss on dissolution of real estate investment trust	—	(115)	115	(100.00)%
Gain on sale of assets	—	1	(1)	(100.00)%
Other	460	603	(143)	(23.71)%
Total noninterest income	$4,706	$5,105	$(399)	(7.82)%

Noninterest income for the nine months ended September 30, 2020 decreased $399,000 to $4,706,000, compared to the nine months ended September 30, 2019. The decrease is mostly attributed to a decrease of $465,000 in customer service fees and a decrease of $120,000 in the recorded fair value of junior subordinated debentures for the nine months ended September 30, 2020. The change in fair value of junior subordinated debentures recorded in non-interest income was caused by fluctuations in the LIBOR yield curve. The decrease in customer service fees is the result of lower fees and surcharges related to insufficient funds and electronic transfers.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following tables sets forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2020 and 2019:

(in 000's)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Amount of Change	Percent Change
Salaries and employee benefits	$2,722	$2,775	$(53)	(1.91)%
Occupancy expense	887	829	58	7.00%
Data processing	139	151	(12)	(7.95)%
Professional fees	724	864	(140)	(16.20)%
Regulatory assessments	121	(37)	158	(427.03)%
Director fees	94	95	(1)	(1.05)%
Correspondent bank service charges	19	14	5	35.71%
Net cost on operation of OREO	35	71	(36)	(50.70)%
Other	469	573	(104)	(18.15)%
Total expense	$5,210	$5,335	$(125)	(2.34)%

Noninterest expense for the quarter ended September 30, 2020 decreased $125,000 to $5,210,000, compared to the quarter ended September 30, 2019. The decrease was attributed to decreases in professional fees and salaries and employee benefits, partially offset by an increase in occupancy expense. The decrease in salary and employee benefits expense is the result of reduced hours for various employees throughout the Company as a result of reduced branch hours. Branch hours were reduced in response to the COVID-19 pandemic. The decrease in professional fees for the quarter ended September 30, 2020 was related to decreases in legal fees compared to the quarter ended September 30, 2019.

(in 000's)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Amount of Change	Percent Change
Salaries and employee benefits	$8,131	$8,307	$(176)	(2.12)%
Occupancy expense	2,609	2,450	159	6.49%
Data processing	386	402	(16)	(3.98)%
Professional fees	1,981	2,423	(442)	(18.24)%
Regulatory assessments	283	138	145	105.07%
Director fees	282	281	1	0.36%
Correspondent bank service charges	52	42	10	23.81%
Net cost on operation of OREO	968	223	745	334.08%
Other	1,663	1,677	(14)	(0.83)%
Total expense	$16,355	$15,943	$412	2.58%

Noninterest expense for the nine months ended September 30, 2020 increased $412,000 to $16,355,000, compared to the nine months ended September 30, 2019. The increase was attributed to increases in net OREO costs and occupancy expense, partially offset by decreases in salaries and employee benefits and professional fees. The decrease in professional fees for the nine months ended September 30, 2020 was related to decreases in legal fees and consulting expense. Net cost on operation of OREO for the nine months ended September 30, 2020 includes a $727,000 write-down on OREO.

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

The Company has reviewed all of its tax positions as of September 30, 2020, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the nine months ended September 30, 2020 was 28.46% compared to 28.90% for the nine months ended September 30, 2019.

Financial Condition

Total assets increased $177,028,000, or 18.50%, to a balance of $1,133,947,000 at September 30, 2020, from the balance of $956,919,000 at December 31, 2019, and increased $176,549,000, or 18.44%, from the balance of $957,398,000 at September 30, 2019. Total deposits of $994,783,000 at September 30, 2020, increased $176,421,000, or 21.56%, from the balance reported at December 31, 2019, and increased $174,560,000, or 21.28%, from the balance of $820,223,000 reported at September 30, 2019. Cash and cash equivalents increased $104,337,000, or 47.64%, between December 31, 2019 and September 30, 2020. Net loans increased $63,090,000, or 10.72%, to a balance of $651,736,000, and investment securities increased $11,694,000, or 14.60%, during the first nine months of 2020.

Earning assets averaged approximately $926,935,000 during the nine months ended September 30, 2020, as compared to $875,384,000 for the same period in 2019. Average interest-bearing liabilities decreased to $532,776,000 for the nine months ended September 30, 2020, from $533,400,000 reported for the comparative period of 2019.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $661,482,000 at September 30, 2020, an increase of $64,108,000, or 10.73%, when compared to the balance of $597,374,000 at December 31, 2019, and an increase of $91,354,000, or 13.81%, when compared to the balance of $570,128,000 reported at September 30, 2019. Loans on average increased $56,898,000, or 9.89%, between the nine months ended September 30, 2019 and September 30, 2020, with loans averaging $632,221,000 for the nine months ended September 30, 2020, as compared to $575,323,000 for the same period of 2019.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at September 30, 2020 and December 31, 2019, the category percentages as of those dates, and the net change between the two periods presented.

	September 30, 2020		December 31, 2019
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$65,742	10.0%	$45,278	7.6%	$20,464	45.20%
Real estate – mortgage	309,849	46.8%	291,237	48.8%	18,612	6.39%
RE construction & development	171,889	26.0%	138,784	23.2%	33,105	23.85%
Agricultural	51,587	7.8%	52,197	8.7%	(610)	(1.17)%
Installment and student loans	62,415	9.4%	69,878	11.7%	(7,463)	(10.68)%
Total gross loans	$661,482	100.00%	$597,374	100.00%	$64,108	10.73%

During the nine months ended September 30, 2020, the Company experienced increases in commercial and industrial loans, real estate mortgage loans, and real estate construction and development loans compared to the same period ended September 30, 2019. Commercial and industrial loans increased $20,464,000 between December 31, 2019 and September 30, 2020 and increased $17,605,000 between September 30, 2019 and September 30, 2020. Included in commercial and industrial loans as of September 30, 2020 are $25,889,000 in SBA PPP loans. Real estate mortgage loans increased $18,612,000 between December 31, 2019 and September 30, 2020 and increased $33,890,000 between September 30, 2019 and September 30, 2020. The real estate mortgage loan balance as of September 30, 2020 includes $22,143,000 in multifamily and $7,613,000 in residential adjustable rate mortgages purchased during 2020. Agricultural loans decreased $610,000 between December 31, 2019 and September 30, 2020 and decreased $8,513,000 between September 30, 2019 and September 30, 2020. Installment and student loans decreased $7,463,000 between December 31, 2019 and September 30, 2020 and decreased $7,074,000 between September 30, 2019 and September 30, 2020, primarily due to decreases in student loan balances.

Installment and student loans decreased $7,074,000 during the nine months ended September 30, 2020 as compared to the same period ended September 30, 2019, due to decreases in the student loan portfolio. Included in installment loans are $58,677,000 in student loans made to medical and pharmacy school students. The student loan portfolio consists of unsecured loans to medical and pharmacy students enrolled in medical and pharmacy schools in the US and the Caribbean. The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship. If approved, the student may receive additional deferment for hardship or administrative reasons in the form of a forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $22,137,000 at September 30, 2020. Accrued interest on loans that have not entered repayment status totaled $5,972,000 at September 30, 2020. At September 30, 2020 there were 818 loans within repayment, deferment, and forbearance which represented $24,322,000, $7,044,000, and $5,174,000 in outstanding balances, respectively. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of September 30, 2020 is approximately $96,000. Loan interest rates range from 2.875 to 7.875.

The Company classifies student loans delinquent more than 90 days as substandard. As of September 30, 2020 and December 31, 2019 reserves against the student loan portfolio totaled $1,761,000 and $2,091,000, respectively. There were no TDRs within the portfolio as of September 30, 2020 or December 31, 2019. During the nine months ended September 30, 2020, $59,000 in accrued interest receivable was reversed, due to charge-offs of $1,121,000 within the student loan portfolio.
ZuntaFi (previously known as Reunion Student Loan Finance Corporation (RSLFC)) is the third-party servicer for the student loan portfolio. ZuntaFi's services include application administration, processing, approval, documenting, funding, and collection. They also provide borrower file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi is responsible for complete program management. ZuntaFi is paid a monthly servicing fee based on the outstanding principal balance.
Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 39.91%, 41.04%, and 39.41%, of the total loan portfolio at September 30, 2020, December 31, 2019, and September 30, 2019, respectively. Real estate mortgage loans increased $18,612,000, or 6.39%, between December 31, 2019 and September 30, 2020, and increased $33,890,000 between September 30, 2019 and September 30, 2020. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $45,722,000, or 6.91%, of the portfolio at September 30, 2020, $45,881,000, or 7.68% of the portfolio at December 31, 2019, and $51,062,000 or 8.96% of the portfolio at September 30, 2019. Loan participations purchased decreased to $5,936,000, or 0.90% of the portfolio, at September 30, 2020. The Company held no loan participation purchases at September 30, 2019. Loan participations sold decreased from $7,140,000, or 1.3%, of the portfolio at September 30, 2019, to $4,866,000, or 0.8%, of the portfolio, at December 31, 2019, and remained the same at $4,866,000, or 0.7%, of the portfolio, at September 30, 2020.

Deposits

Deposit balances totaled $994,783,000 at September 30, 2020, representing an increase of $176,421,000, or 21.56%, from the balance of $818,362,000 reported at December 31, 2019, and an increase of $174,560,000, or 21.28%, from the balance of $820,223,000 reported at September 30, 2019.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at September 30, 2020 and December 31, 2019, and the net change between the two periods presented.

(in 000's)	September 30, 2020	December 31, 2019	Net Change	Percentage Change
Noninterest-bearing deposits	$430,028	$311,950	$118,078	37.85%
Interest-bearing deposits:
NOW and money market accounts	406,706	360,934	45,772	12.68%
Savings accounts	94,467	80,078	14,389	17.97%
Time deposits:
Under $250,000	41,379	44,926	(3,547)	(7.90)%
$250,000 and over	22,203	20,474	1,729	8.44%
Total interest-bearing deposits	564,755	506,412	58,343	11.52%
Total deposits	$994,783	$818,362	$176,421	21.56%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $430,028,000 and $564,755,000 at September 30, 2020, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits increased $58,343,000, or 11.52%, between December 31, 2019 and September 30, 2020, and noninterest-bearing deposits increased $118,078,000, or 37.85%, between the same two periods presented. Included in the increase of $58,343,000 in interest-bearing deposits during the nine months ended September 30, 2020, are increases of $14,389,000 in savings accounts and $45,772,000 in NOW and money market accounts, partially offset by decreases of $1,818,000 in time deposits,

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 97.77% and 97.50% of total deposits at September 30, 2020 and December 31, 2019, respectively. The Company held no brokered deposits at September 30, 2020 and December 31, 2019.

On a year-to-date average, the Company experienced an increase of $48,556,000, or 5.85%, in total deposits between the nine months ended September 30, 2020 and the nine months ended September 30, 2019. Between these two periods, interest-bearing deposits increased $32,000, or 0.01%, and noninterest-bearing deposits increased $48,524,000, or 15.83%, on a year-to-date average basis.

Short-Term Borrowings

At September 30, 2020, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $341,410,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $5,111,000. At September 30, 2020, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank (PCBB), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2020 and September 30, 2019, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $313,445,000, collateralized FHLB lines of credit totaling $5,815,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2019.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At September 30, 2020, impaired and classified loans totaled $15,076,000, or 2.3%, of gross loans as compared to $17,664,000, or 3.2%, of gross loans at December 31, 2019.

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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2020 and December 31, 2019, as well as classified loans at those period-ends.

(in 000's)	September 30, 2020	December 31, 2019
Specific allowance – impaired loans	$402	$1,145
Formula allowance – classified loans not impaired	7	59
Formula allowance – special mention loans	318	355
Total allowance for special mention and classified loans	727	1,559

Formula allowance for pass loans	7,266	6,176
Unallocated allowance	715	173
Total allowance for loan losses	$8,708	$7,908

Impaired loans	15,059	17,072
Classified loans not considered impaired	17	592
Total classified loans / impaired loans	$15,076	$17,664
Special mention loans not considered impaired	$11,890	$5,846

Impaired loans decreased $2,013,000 between December 31, 2019 and September 30, 2020, and the specific allowance related to impaired loans decreased $743,000 between December 31, 2019 and September 30, 2020. The decrease in impaired loans is primarily due to a decrease in non-performing loans. The formula allowance related to classified and special mention unimpaired loans decreased by $89,000 between December 31, 2019 and September 30, 2020. The unallocated allowance increased from $173,000 at December 31, 2019 to $715,000 at September 30, 2020. There has been an increase in the required loss reserves as economic conditions have destabilized due to COVID-19. The Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the losses inherent in these loans is reasonable and appropriate. The level of “pass” loans increased approximately $59,490,000 between December 31, 2019 and September 30, 2020. The related formula allowance increased $1,090,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At September 30, 2020, included in impaired loans, were troubled debt restructures totaling $4,571,000, of which $2,962,000 were on nonaccrual. The remaining $1,609,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

The Company is working with customers directly affected by COVID-19. The Company has offered and continues to be prepared to offer short-term assistance. As of September 30, 2020, the Company had executed 23 payment deferrals or modifications on outstanding loan balances of $69,814,000 in connection with the COVID-19 relief provided by the CARES Act. These deferrals were generally no more than six months in duration and were not considered troubled debt restructurings in accordance with the CARES Act.

The following tables summarize modification under the CARES Act by loan category as of September 30, 2020 (in 000's).

Loan Category	COVID-19 Modified Loan Balance	Total Portfolio Balance

Commercial and Industrial:	$667	$65,742

Commercial Real Estate:
Hospitality	39,757	53,711
Health Club	14,775	14,775
Construction and land development	10,836	130,202
Commercial/Office/Retail	2,687	101,195
Residential Mortgages	—	45,722
Home improvement and home equity loans	—	114
All other CRE	1,058	136,019

Agricultural:	—	51,587

Installment and student loans:	34	62,415
Total:	$69,814	$661,482

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 3.28% and 18.93% of total impaired loan balances at September 30, 2020. Of the $494,000 in commercial and industrial impaired loans reported at September 30, 2020, two loans, with a total recorded investment of $494,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at September 30, 2020, approximately $14,403,000, or 95.6%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2020 and December 31, 2019.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	September 30, 2020	September 30, 2020	December 31, 2019	December 31, 2019
Commercial and industrial	$494	$—	$1,754	$606
Real estate – mortgage	2,851	187	3,146	283
RE construction & development	11,058	—	11,478	—
Agricultural	656	215	694	256
Installment and student loans	—	—	—	—
Total impaired loans	$15,059	$402	$17,072	$1,145

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2020, approximately $1,430,000 of the total $4,571,000 in TDRs was comprised of real estate mortgages. An additional $2,486,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans at December 31, 2019 and September 30, 2020, due to the value of the collateral securing those loans.

As of September 30, 2020, the Company had executed 23 payment deferrals or modifications on outstanding loan balances of $69,814,000 in connection with the COVID-19 relief provided by the CARES Act. These deferrals were generally no more than six months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

Total troubled debt restructurings decreased 11.88% between September 30, 2020 and December 31, 2019. Nonaccrual TDRs increased by 5.90% and accruing TDRs decreased by 32.65% over the same period. Total residential mortgages and real estate construction TDRs decreased $696,000 to a percentage total of 15.09%.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at September 30, 2020 and December 31, 2019.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	September 30, 2020	September 30, 2020	September 30, 2020
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	884	—	884
Residential mortgages	546	—	546
Total real estate mortgage	1,430	—	1,430
RE construction & development	2,486	2,486	—
Agricultural	655	477	179
Total troubled debt restructurings	$4,571	$2,963	$1,609

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2019	December 31, 2019	December 31, 2019
Commercial and industrial	$9	$—	$9
Real estate mortgage:
Commercial real estate	898	—	898
Residential mortgages	1,060	—	1,060
Total real estate mortgage	1,958	—	1,958
RE construction & development	2,654	2,654	—
Agricultural	566	144	422
Total troubled debt restructurings	$5,187	$2,798	$2,389

Of the $4,571,000 in total TDRs at September 30, 2020, $2,963,000 were on nonaccrual status at period-end. Of the $5,187,000 in total TDRs at December 31, 2019, $2,798,000 were on nonaccrual status at period-end. As of September 30, 2020, the Company had no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

A restructured loan may return to accrual status after 6 months successful payment history if continued satisfactory performance is expected. The Company typically performs a financial analysis of the credit to determine whether the borrower has the ability to continue to meet payments over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and a cash flow analysis of the borrower. Only after determination that the borrower has the ability to perform under the terms of the loans will the restructured credit be considered for accrual status.

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of September 30, 2020 and December 31, 2019 (in 000's, except for number of borrowers):

	September 30, 2020			December 31, 2019
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	320	$12,758	$2,940	601	$24,198	$4,689
Grace	212	9,379	2,434	49	1,598	394
Repayment	547	24,322	577	507	24,986	203
Deferment	162	7,044	445	124	4,392	204
Forbearance	109	5,174	153	224	10,626	188
Total	1,350	$58,677	$6,549	1,505	$65,800	$5,678

Included in installment loans are $58,677,000 and $65,800,000 in student loans at September 30, 2020 and December 31, 2019, respectively, made to medical and pharmacy school students. Accrued interest on loans that had not entered repayment status totaled $5,972,000 at September 30, 2020 and $5,475,000 at December 31, 2019. At September 30, 2020 there were 818 loans within repayment, deferment, and forbearance which represented $24,322,000, $7,044,000, and $5,174,000, respectively. At December 31, 2019, there were 855 loans within repayment, deferment, and forbearance which represented $24,986,000, $4,392,000 and $10,626,000, respectively. As of September 30, 2020 and December 31, 2019 the reserve against the student loan portfolio was $1,761,000 and $2,091,000, respectively.

Loan interest rates on the student loan portfolio range from 2.875% to 7.875% and 4.75% to 9.75% at September 30, 2020 and December 31, 2019, respectively.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of September 30, 2020 and December 31, 2019 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	September 30, 2020	December 31, 2019
Nonaccrual loans (1)	$11,535	$11,697
Restructured loans	1,609	2,389
Loans past due 90 days or more, still accruing	53	386
Total nonperforming loans	13,197	14,472
Other real estate owned	5,018	6,753
Total nonperforming assets	$18,215	$21,225

Nonperforming loans to total gross loans	2.00%	2.42%
Nonperforming assets to total assets	1.61%	2.22%
Allowance for loan losses to nonperforming loans	65.98%	54.64%
 (1) Included in nonaccrual loans at September 30, 2020 and December 31, 2019 are restructured loans totaling $2,962,000 and $2,797,000, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased $3,010,000 from a balance of $21,225,000 at December 31, 2019 to a balance of $18,215,000 at September 30, 2020, and remained relatively high compared to peers during the nine months ended September 30, 2020. The ratio of the allowance for loan losses to nonperforming loans increased from 54.64% at December 31, 2019 to 65.98% at September 30, 2020.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	September 30, 2020	December 31, 2019	December 31, 2019
Nonaccrual Loans:
Commercial and industrial	$—	$75	$(75)
Real estate - mortgage	—	—	—
RE construction & development	11,058	11,478	(420)
Agricultural	477	144	333
Installment and student loans	—	—	—
Total nonaccrual loans	$11,535	$11,697	$(162)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at September 30, 2020 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonaccrual loans, totaling $11,535,000 at September 30, 2020, decreased $162,000 from the balance of $11,697,000 reported at December 31, 2019, with real estate mortgage and real estate construction loans comprising 95.86% of total nonaccrual loans at September 30, 2020. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $2,013,000 during the nine months ended September 30, 2020 to a balance of $15,059,000 at September 30, 2020. Other real estate owned through foreclosure decreased to $5,018,000 for the period ended September 30, 2020 as compared to the balance of $6,753,000 recorded at December 31, 2019. Nonperforming assets as a percentage of total assets decreased from 2.22% at December 31, 2019 to 1.61% at September 30, 2020.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	September 30, 2020	December 31, 2019	September 30, 2019
Provision for credit losses year-to-date	$2,138	$20	$15
Allowance as % of nonperforming loans	65.98%	54.64%	52.99%

Nonperforming loans as % total loans	2.00%	2.42%	2.72%
Restructured loans as % total loans	0.69%	0.87%	0.93%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 9 loans totaling $4,571,000 at September 30, 2020, compared to 13 loans totaling $5,187,000 at December 31, 2019.

The following table summarizes special mention loans by type at September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Commercial and industrial	$1,945	$919
Real estate mortgage:
Commercial real estate	7,418	1,608
Residential mortgages	354	88
Total real estate mortgage	7,772	1,696
RE construction & development	998	998
Agricultural	1,441	1,279
Installment and student loans	—	386
Total special mention loans	$12,156	$5,278

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which creates pressure on loan pricing. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company enters into troubled debt restructurings, when it improves collection prospects. While business and consumer spending have shown improvement over the last several years, it is difficult to forecast the impact COVID-19 will have on the economy. Local unemployment rates in the San Joaquin Valley have improved, but are expected to substantially increase due to closure of non-essential business and shelter-in-place orders. Management recognizes the increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the nine months ended September 30, 2020 and September 30, 2019.

Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	September 30, 2020	September 30, 2019
Total loans outstanding at end of period before deducting allowances for credit losses	$660,444	$569,500
Average loans outstanding during period	632,221	575,323

Balance of allowance at beginning of period	7,908	8,395
Loans charged-off:
Real estate	(358)	(5)
Commercial and industrial	—	—
Agricultural	—	(36)
Installment and student loans	(1,134)	(377)
Total loans charged-off	(1,492)	(418)
Recoveries of loans previously charged-off:
Real estate	125	60
Commercial and industrial	22	64
Installment and student loans	7	114
Total loan recoveries	154	238
Net loans charged-off	(1,338)	(180)

Provision charged to operating expense	2,138	15
Balance of allowance for credit losses at end of period	$8,708	$8,230

Net loan charged-off to total average loans (annualized)	0.28%	0.04%
Net loan charged-off to loans at end of period (annualized)	0.05%	0.06%
Allowance for credit losses to total loans at end of period	1.32%	1.45%
Net loan charged-off to allowance for credit losses (annualized)	3.84%	4.37%
Provision for credit losses to net charged-off (annualized)	(319.58)%	(11.11)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2020, a $2,138,000 provision was recorded to the allowance for credit losses as compared to a $15,000 provision recorded for the nine months ended September 30, 2019.

Net charge-offs during the nine months ended September 30, 2020 totaled $1,338,000 as compared to net charge-offs of $180,000 for the nine months ended September 30, 2019. The Company charged-off, or had partial charge-offs on 26 loans during the nine months ended September 30, 2020, as compared to fourteen loans during the same period ended September 30, 2019, and 35 loans during the year ended December 31, 2019. The annualized percentage of net charge-offs to average loans was 0.28% for the nine months ended September 30, 2020. Annualized percentage net charge-offs were 0.09% for the year ended December 31, 2019. Annualized percentage net recoveries were 0.04% for the nine months ended September 30, 2019. The Company's loans net of unearned fees increased from $569,500,000 at September 30, 2019 to $660,444,000 at September 30, 2020.

The allowance at September 30, 2020 was 1.32% of outstanding loan balances at September 30, 2020, as compared to 1.33% at December 31, 2019, and 1.45% at September 30, 2019.

At September 30, 2020 and September 30, 2019, unfunded loan commitment reserves of $572,000 and $592,000, respectively, were reported in other liabilities. Management believes that the 1.32% credit loss allowance at September 30, 2020 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At September 30, 2020, the Bank had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (reverse repos) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth and accommodate any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2020, the loan portfolio totaled 58.2% of total assets and the loan to deposit ratio was 65.5%, compared to 62.3% and 71.9%, respectively, at December 31, 2019. Liquid assets at September 30, 2020, included cash and cash equivalents totaling $323,332,000 as compared to $218,995,000 at December 31, 2019. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $346,521,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at September 30, 2020.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the nine months ended September 30, 2020, the Holding Company has received $6,027,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2018	$220,337
September 30, 2019	$245,943
December 31, 2019	$218,995
September 30, 2020	$323,332

Cash and cash equivalents increased $104,337,000 during the nine months ended September 30, 2020, compared to an increase of $25,606,000 during the nine months ended September 30, 2019.

The Company had a net cash inflow from operating activities of $9,366,000 for the nine months ended September 30, 2020 and a cash inflow from operations totaling $9,765,000 for the period ended September 30, 2019. The Company experienced net cash outflows from investing activities of $75,847,000 related to a $65,446,000 increase in loan balances and purchases of available-for-sale securities of $29,016,000. For the nine months ended September 30, 2019, the Company experienced net cash inflows from investing activities of $4,992,000 related to a $17,626,000 decrease in loan balances and principal payments on available-for-sale securities of $11,407,000.

During the nine months ended September 30, 2020, the Company experienced net cash inflows from financing activities totaling $170,818,000, primarily as the result of increases of $178,239,000 in demand deposits and savings accounts, partially offset by decreases of $1,819,000 in time deposits. For the nine months ended September 30, 2019, the Company experienced net cash inflows of $10,849,000 primarily as the result of increases of $28,859,000 in demand deposits and savings accounts, offset by decreases of $14,280,000 in time deposits.

The Company has the ability to increase or decrease loan growth, increase or decrease deposits and borrowings, or a combination of both to manage balance sheet liquidity.

Regulatory Matters

Capital Adequacy

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (the “Board of Governors”).  Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework, the consolidated Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholders' equity to total tangible assets equal to or greater than 9%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.4% and 12.1% at September 30, 2020 and 2019, respectively.

The Company uses a variety of measures to evaluate its capital adequacy, including the leverage ratios which is calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2020:

Table 14. Capital Ratios

	Ratios at September 30, 2020	Ratios at December 31, 2019	Minimum Requirement to be Well Capitalized (3)	Minimum requirement for Community Bank Leverage Ratio (2) (4)
Total capital to risk weighted assets (1)
Company	N/A	17.98%	10.00%	N/A
Bank	N/A	17.78%	10.00%	N/A
Tier 1 capital to risk-weighted assets (1)
Company	N/A	16.81%	8.00%	N/A
Bank	N/A	16.61%	8.00%	N/A
Common equity tier 1 capital to risk-weighted assets (1)
Company	N/A	15.39%	6.50%	N/A
Bank	N/A	16.61%	6.50%	N/A
Tier 1 capital to adjusted average assets ("Leverage Ratio")
Company	11.38%	12.82%	5.00%	8.00%
Bank	11.24%	12.83%	5.00%	8.00%
(1) Current data is not applicable as the Bank and Company have adopted the Community Bank Leverage Ratio Framework as of the third quarter of 2020.
(2) The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowers this to 8% as described below.
(3) The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(4) If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.

The federal banking agencies published a final rule on November 13, 2019, that provided a simplified measure of capital adequacy for qualifying community banking organizations. A qualifying community banking organization that opts into the community bank leverage ratio framework and maintains a leverage ratio greater than 9 percent will be considered to have met the minimum capital requirements, the capital ratio requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject. A qualifying community banking organization with a leverage ratio of greater than 9 percent may opt into the community bank leverage ratio framework if it has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of 5 percent or less of total consolidated assets. Further, the bank must not be an advance approaches banking organization.

The final rule became effective January 1, 2020 and banks that meet the qualifying criteria can elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The CARES Act reduced the required community bank leverage ratio to 8% until the earlier of December 31, 2020, or the national emergency is declared over. The federal bank regulatory agencies adopted an interim final rule to implement this change from the CARES Act. The Company and the Bank meet the criteria outlined in the final rule and the interim final rule and have adopted the community bank leverage ratio framework in the third quarter 2020.

As of September 30, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.6% of total shareholders' equity of $118,053,000 at September 30, 2020. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the nine months ended September 30, 2020, the Company did not repurchase any of the shares available.

During the nine months ended ended September 30, 2020, the Bank paid $6,027,000 in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On September 22, 2020, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on October 16, 2020, to shareholders of record as of October 6, 2020. Approximately $1,867,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in the California Financial Code, as administered by the Commissioner of the Department of Financial Protection and Innovation (Commissioner). As applicable to the Bank, the Financial Code provides that the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to the Holding Company during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholder's equity of the Bank is not adequate or that the declaration of a dividend would be unsafe or unsound, the Commissioner may order the Bank not to pay any dividend. The Reserve Bank may also limit dividends paid by the Bank.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank.  At September 30, 2020, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of September 30, 2020, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

The Company is involved in various legal proceedings in the normal course of business. In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended September 30, 2020.

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

United Security Bancshares

Date:	October 30, 2020	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer