Form 10-K
period 2020-12-31
UNITED SECURITY BANCSHARES
filed 2021-03-05
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987
UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2020: $89,199,616
Shares outstanding as of February 28, 2021:   17,010,288
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

UNITED SECURITY BANCSHARES

 PART 1

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K (this “Report”) including, but not limited to, those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. All statements contained in this Report that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties. Factors that might cause such differences include, but are not limited to:

•the effects of the COVID-19 pandemic, including the effects of the steps being taken to address the pandemic and their impact on the Company’s markets, customers and employees;
•the impacts on the Company’s markets and customers of severe weather or natural disasters, such as wildfires, earthquakes, drought, or flood;
•asset/liability matching risks and liquidity risks;
•volatility and devaluation in the securities markets;
•our ability to compete effectively against other financial service providers in our markets;
•the effect of the current low interest rate environment or impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolio;
•economic deterioration or a recession that may affect the ability of borrowers to make contractual payments on loans and may affect the value of real property or other property held as collateral for such loans, including the value of other real estate owned;
•changes in credit quality and the effect of credit quality on our allowance for loan and lease losses;
•our ability to attract and retain deposits and other sources of funding or liquidity;
•the need to retain capital for strategic or regulatory reasons;
•the impact of the Dodd-Frank Act on our business, business strategies and cost of operations;
•compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases and/or asset mix;
•reduced demand for our services due to strategic or regulatory reasons;
•our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;
•information security breaches;
•legislative or regulatory requirements or changes, including an increase to capital requirements, change in tax policy. and increased political and regulatory uncertainty;
•the impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;
•higher than anticipated increases in operating expenses;
•inability for the Bank to pay dividends to the Holding Company;
•a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge;
•the effectiveness of our risk management framework and quantitative models;
•the costs and effects of legal, compliance, and regulatory actions, changes and developments, including the impact of adverse judgments or settlements in litigation, the initiation and resolution of regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
•the impact of the Tax Cuts and Jobs Act on our business and business strategies, or if other changes are made to tax laws or regulations affecting our business, including the disallowance of tax benefits by tax authorities and/or changes in tax filing jurisdictions or entity classifications; and
•our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Report and other documents filed or furnished by the Company with the SEC.

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

References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiary, York Monterey Properties. References to “we,” “us,” or the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company,” refer to United Security Bancshares, the parent company, on a stand-alone basis.

United Security Bank

The Bank is a California state-chartered bank headquartered in Fresno, California. At December 31, 2020, the Bank operates three branches (including its main office), one construction lending office, and one commercial lending office in Fresno, California and one branch each in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, Campbell, and Mendota California. The Bank has ATMs at all branch locations, off-site ATMs at nine different non-branch locations, and ITMs (Interactive Teller Machines) at six branch locations . In addition, the Holding Company and the Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

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

York Monterey Properties, Inc.

York Monterey Properties, Inc. (“YMP”) was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, foreclosures in Monterey County. These properties exceeded the 10-year regulatory holding period for other real estate owned, or “OREO.” YMP was funded with a $250,000 cash investment and the transfer of those parcels by the Bank to YMP. As of December 31, 2020, these properties are included within the consolidated balance sheets as part of “other real estate owned.”

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

Bank Services

The Bank offers a full range of commercial banking services primarily to the business and professional community and individuals located in Fresno, Madera, Kern, and Santa Clara Counties, including a variety of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts and time certificates of deposit. Most deposits are comprised of accounts from individuals and from small- and medium-sized business-related sources. Time deposits have provided a significant portion of the Bank’s deposit base amounting to 6.46% and 7.99% of total deposits at December 31, 2020 and 2019, respectively.

The Bank also offers a full complement of lending activities, including real estate mortgage (48.9% of total loans at December 31, 2020), commercial and industrial (7.2% of total loans at December 31, 2020), real estate construction (26.7% of total loans at December 31, 2020), as well as agricultural (7.8% of total loans at December 31, 2020), and installment loans (9.4% of total loans at December 31, 2020). Approximately 75.6% of the Bank's loans are secured by real estate at December 31, 2020. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2020, the Bank had total loans (net of unearned fees) outstanding of $654,347,000, which represented approximately 68.7% of total deposits and approximately 59.9% of total assets.

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

Although we have a high concentration of commercial real estate loans, we are not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $37,236,000, or 5.68% of the portfolio at December 31, 2020. The residential mortgage loan portfolio is primarily comprised of purchased residential mortgage pools. We do not originate, or have in the loan portfolio, any subprime, Alt-A, or option adjustable rate loans. We do originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, we have restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan.

We purchase loan participations from, and sell loan participations to, other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. As of December 31, 2020, purchased participation loans totaled $9,707,000. There were $5,955,000 purchased loan participations held at December 31, 2019. Loan participations sold comprised 1.98% and 0.81% of the total loan portfolio at December 31, 2020 and 2019, respectively.

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

In addition to the loan and deposit services discussed above we also offer a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include online banking, mobile banking, safe deposit boxes, wire transfers, ITM services, ATM services, payroll direct deposit, cashier's checks, and cash management services. We do not operate a trust department; however, we make arrangements with correspondent banks to offer trust services to customers upon request. Most of the Bank's business originates within Fresno, Madera, Kern, and Santa Clara Counties.

Competition and Market Share

The banking business in California generally, and in the market areas we serve specifically, is highly competitive with respect to both loans and deposits. We compete for loans and deposits with other commercial banks, savings and loan associations, money market funds, credit unions, and other financial institutions, including a number that are substantially larger than us. We compete for loans and deposits by offering competitive interest rates and by seeking to provide a higher level of personalized service than is generally offered by larger competitors. Regulatory restrictions on interstate bank branching and acquisitions and on banks providing a broader array of financial services, such as securities underwriting and insurance, have been reduced or eliminated. The availability of banking services over the Internet and on mobile devices continues to expand. Changes in laws and regulations governing the financial services industry cannot be predicted; however, past legislation has served to intensify the competitive environment. Many of the major commercial banks operating in the Bank's market areas offer certain services, such as trust and international banking services, which we do not offer directly. In addition, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.

The primary market area at December 31, 2020 was located in Fresno, Madera, Santa Clara, and Kern Counties, California, in which 59 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2020, which is the most current information available.

	Rank	Share
Fresno County	9th	3.95%
Madera County	4th	7.65%
Kern County	14th	0.84%
Santa Clara County	44th	0.01%
Total of Fresno, Madera, Kern, and Santa Clara Counties	21st	0.43%

Supervision and Regulation

Banking is a complex, highly regulated industry. Federal and state laws and the regulations of the federal and state bank regulatory agencies govern most aspects of a bank’s business, including capital adequacy ratios, reserves against deposits, limitations on the nature and amount of loans which may be made, the location of branch offices, borrowings, and dividends. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

•the Federal Deposit Insurance Corporation, or FDIC;
•the California Department of Business Oversight, or DFPI (formerly known as the Department of Business Oversight; and

•the Federal Reserve Board, or FRB.

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

•Capital Requirements. The Dodd-Frank Act: increased the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets; created a new category and required 4.50% of risk-weighted assets ratio for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity; established a minimum non-risk-based leverage ratio set at 4.00%, eliminating a 3.00% exception for higher rated banks; changed the permitted composition of Tier 1 capital to exclude trust preferred securities (unless issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets), mortgage servicing rights and certain deferred tax assets and included unrealized gains and losses on available for sale debt and equity securities; added an additional capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios, which must be met to avoid limitations on the ability to pay dividends, repurchase shares or pay discretionary bonuses; changed the risk weights of certain assets for purposes of calculating the risk-based capital ratios for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures.
•Deposit Insurance. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.
•Corporate Governance. The Dodd-Frank Act directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion.
•Interstate Branching. The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.
•Consumer Financial Protection Bureau. The Dodd-Frank Act created an independent federal agency called the Consumer Financial Protection Bureau (the "CFPB"), which has been granted broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the GLBA, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but are still examined and supervised by their federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. The Dodd- Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
•Final Volcker Rule. In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule." The final rules were amended in August 2019. Under these rules and subject to certain exceptions, banking entities, including the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds." Banks that do not have significant trading activities, such as the Bank, will be assumed to operate under a presumption of compliance.

The Dodd-Frank Act was enacted under the administration of former President Barack Obama and many of the rules and regulations implementing the provisions of the Dodd-Frank Act were enacted during that administration. The subsequent administration under President Donald Trump has sought to roll-back key pieces of the Dodd-Frank Act in an effort to loosen regulatory restrictions on financial institutions including, but not limited to, easing the “Volker Rule,” stress tests, and other constraints on financial institutions. As a result, federal banking regulators sought public input on revisions to key provisions of the Dodd-Frank Act's implementing regulations in order to effectuate the Trump administration’s initiatives of continued financial deregulation. In light of the new Biden administration, the Company cannot predict which provisions of the Dodd-Frank Act will be repealed, put in to effect, delayed, or enforced and, therefore, cannot predict the effect, if any, that the Dodd-Frank Act will have on its future results of operations and financial condition.

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

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•the customer must obtain or provide some additional credit, property, or services from or to the Bank other than a loan, discount, deposit or trust services;
•the customer must obtain or provide some additional credit, property, or service from or to the Holding Company or any subsidiaries; or
•the customer must not obtain some other credit, property, or services from competitors, except reasonable requirements to assure soundness of credit extended.

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

    Limitations on Dividend Payments

As applicable to the Holding Company, California Corporations Code Section 500 provides that neither the Holding Company nor any of its subsidiaries shall make a distribution to the Holding Company’s shareholders unless the board of directors has determined in good faith that either:

•The amount of retained earnings of the Holding Company immediately prior to the distribution equals or exceeds the sum of (A) the amount of the proposed distribution plus (B) the preferential dividends arrears amount; or

•Immediately after the distribution, the value of the Holding Company's assets would equal or exceed the sum of its total liabilities plus the preferential rights amount.

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

The Bank

General

As a California state-chartered bank and a member of the FRB, the Bank is subject to regulation, supervision and regular examination by the FRB and the DFPI. The Bank is subject to California laws insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $250,000 per customer and, as such, the Bank is subject to the applicable provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Capital Standards

Federal regulations require FDIC-insured depository institutions, including the Bank, to maintain adequate capital based on the size, asset composition, and complexity of the institution. Generally, FDIC-insured depository institutions must maintain several minimum capital ratios: a common equity tier 1 capital to risk-based assets ratio; a tier 1 capital to risk-based assets ratio; a total capital to risk-based assets; and a tier 1 capital to total assets leverage ratio. These ratios involve complex calculations of various categories of capital and various categories of assets. Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the institution's financial condition and results of operations.

Effective January 1, 2020, pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law on May 24, 2018, the Federal regulatory agencies adopted simplified capital requirements for certain qualifying “community” banking organizations. Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, are eligible to opt into the community bank leverage ratio framework. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the applicable risk-based and leverage capital requirements in the agencies’ capital rules and are considered to have met the “well capitalized” ratio requirements. Institutions that cease meeting the qualifying criteria have two calendar quarters within which to re-qualify, so long as the institution maintains a leverage ratio of greater than 8 percent during the grace period.

The Company and the Bank met the criteria and adopted the community bank leverage ratio framework in the third quarter of 2020.

The actual capitalization ratios for the Bank and the Company as of December 31, 2020 are set forth under the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS - Regulatory Matters - Capital Adequacy.”

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

Under the regulations, a bank shall be deemed to be:

•“well capitalized” if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 8% or more, has a common equity Tier 1 capital ratio of 6.5% or more, has a Tier 1 leverage capital ratio of 5% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;
•“adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 6% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”;
•“undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage capital ratio that is less than 4% (3% under certain circumstances);
•“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%; and
•“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

Banking organizations that meet the criteria and have adopted the community bank leverage ratio framework, such as the Company and the Bank, are deemed to be "well capitalized" for "prompt corrective action" purposes.

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

Brokered Deposit Restrictions

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the rate paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2020, the Bank was deemed to be “well-capitalized” and, therefore, eligible to accept brokered deposits.

Limitations on Dividend Payments

California law restricts the amount available for cash dividends the Bank may pay to the Holding Company.. Under California law, funds available for cash dividend payments by a bank are restricted to the lesser of: (1) retained earnings; or (2) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). Cash dividends may also be paid out of the greater of: (i) net income for a bank’s last preceding fiscal year; (ii) a bank’s retained earnings; or (iii) net income for a bank’s current fiscal year, upon the prior approval of the DFPI. If the DFPI finds that the stockholders’ equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the DFPI may order the bank not to pay any dividends.

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

The Federal Deposit Insurance Act required the FDIC to maintain a reserve ratio of the FDIC’s deposit insurance fund at not less than 1.35% of insured deposits and to adopt a restoration plan to achieve the statutory minimum within 8 years if the ratio falls below 1.35%. During 2020 the reserve ratio fell below 1.35% to 1.30% due to extraordinary growth in insured deposits and, accordingly, in September 2020, the FDIC adopted a restoration plan providing for FDIC monitoring deposit balance trends, potential losses, and other factors, while maintaining the current schedule of assessment rates for all insured institutions. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. Assessments are based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”).  Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region.  Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.  Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. The FHLB-SF utilizes a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed and repurchased only at par value. As an FHLB member, the Bank is required to own FHLB –SF capital stock in an amount equal to the greater of:

•a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or
•an activity based stock requirement (based on percentage of outstanding advances).

The FHLB – SF capital stock is redeemable on five years' written notice, subject to certain conditions. At December 31, 2020 the Bank owned 28,598 shares of the FHLB-SF capital stock.

Federal Reserve Bank

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2020, the Bank was in compliance with these requirements.

Consumer Regulation

The Company is subject to a number of federal and state consumer protection laws that extensively govern relationships with customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate, and civil money penalties. Failure to comply with consumer protection regulations may result in the failure to obtain required bank regulatory approval for merger or acquisition transactions or other transactions where approval is not required.

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

ANTI-MONEY LAUNDERING ACT OF 2020

The Anti-Money Laundering Act of 2020 (the “AML Act”) was enacted effective January 1, 2021 and presents the most comprehensive revisions and enhancements to anti-money laundering and counter terrorism laws since the Currency and Foreign Transactions Reporting Act of 1970 and the USA PATRIOT Act of 2001 (the “BSA”). The impact of the new legislation will not be fully known until required regulations are adopted and implemented, but the AML Act represents significant changes and reaffirms and broadens the government’s oversight and commitment to addressing the illicit activities and financing of terrorism.

Many of the provisions of the AML Act deal with the operations of the federal agencies primarily responsible for addressing terrorism financing and the safeguarding of the national security of the United States, such as the U.S. Treasury and its Financial Crimes Enforcement Network (“FinCEN”), including the requirement for FinCEN to engage anti-money laundering (“AML”) and terrorist financing investigations experts and the requirement to facilitate information sharing with other federal and state and even foreign law enforcement agencies. The AML Act also expands the reach of federal AML laws by extending their applicability to a broader range of industries, such as entities involved in futures, precious metals, precious stones and jewels, antiquities, and cryptocurrency.

The AML Act aims to balance the burdens imposed by reporting on financial institutions and the benefits derived by Federal law enforcement agencies. The AML Act requires a review of currency transaction and suspicious activity reports submitted by financial institutions to determine to what extent the reporting can be streamlined and made more useful. Included is the obligation to review the dollar thresholds for reporting currency transactions and to establish automated processes for filing simple, noncomplex categories of reports. It calls for greater integration between financial institution systems and the electronic filing system to allow for automatic population of report fields and the submission of transaction data.

Other provisions of the AML Act enhance enforcement. One section provides protection for financial institutions keeping open a customer’s account or transaction at the request of a federal law enforcement agency or at the request of a state or local agency with the concurrence of FinCEN. Other sections increase civil penalties for financial institutions and persons violating the recordkeeping and reporting obligations. Persons found to have committed repeated “egregious violations” may be barred from serving on boards of directors of financial institutions and fined in an amount that is equal to the profit gained by such person by reason of such violation. If that person is a partner, director, officer or employee of a financial institution, that person may be ordered to repay any bonus paid to that person, irrespective of the amount of the bonus or how it was calculated.
New criminal penalties have been created for concealing from or misrepresenting to a financial institution any material facts concerning: (i) the ownership or control of assets involved in a monetary transaction involving a senior foreign political figure in amounts exceeding $1 million; or (ii) the source of funds in a monetary transaction involving an entity found to be a primary money laundering concern.

Other enforcement enhancement provisions in the AML Act authorize the Treasury to pay whistleblower awards leading to fines or forfeitures of at least $50,000 up to the lower of $150,000 or 25% of the fine or forfeiture and allows for the payment to whistleblowers of up to 30% of the fine or forfeiture.

One of the most significant portions of the AML Act is The Corporate Transparency Act (“CTA”), which will require the reporting of certain information regarding “beneficial owners” of “reporting companies” to a confidential database to be established by FinCEN. Reporting companies are defined as any corporation, limited liability company or other entity formed in the U.S. under the laws of a state or Indian Tribe or registered as a foreign entity to do business in the U.S., other than those specifically excluded, such as: (i) companies reporting or with a class of securities registered with the SEC under the Securities Act of 1934; (ii) banks, bank holding companies, and credit unions; (iii) money transmitters, registered broker‑dealers, registered investment advisors, and investment companies; (iv) public utilities and insurance companies; (v) 503(c)(3) entities; (vi) entities that employ more than 20 employees, have reported gross receipts or sales to the Internal Revenue Service in excess of $5.0 million in the prior year, and have an operating presence in the U.S.; and (vii) certain “inactive” entities.

A beneficial owner is any individual who directly, or indirectly exercises substantial control over an entity or owns or controls 25% or more of the ownership interest of an entity. The reporting company will be required to provide FinCEN with the legal name, date of birth, current resident or business address, and an acceptable identification number of the beneficial owner.
Under the CTA, the Treasury is to minimize the burden on reporting companies and ensure the information deposited in the database is maintained in the strictest confidence and made available for inspection or disclosure by FinCEN only for the purposes set forth in the AML Act and only to: (i) federal agencies engaged in national security, intelligence or law enforcement; (ii) state, local or Tribal law enforcement agencies, subject to authorization by a court of competent jurisdiction; (iii) financial institutions subject to customer due diligence requirements with the consent of the reporting company; (iv) requests by a federal or other appropriate regulatory agency; (v) certain Treasury officials for tax administration purposes; and (vi) authorized federal agencies on behalf of a properly recognized foreign authority.

The foregoing is only a summary of selected provisions of the AML Act. Given that regulations implementing the new AML Act have not been adopted or implemented, the Company cannot determine at this time the effect, if any, the AML Act will have on the Company’s future results of operations or financial condition.

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

Human Capital

The Company employed 121 full-time equivalent staff as of December 31, 2020. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

The Company’s ability to attract and retain employees is a key to its success. Employees receive a comprehensive benefits package that includes paid time off, sick time, company contributions of 100% up to 4% of salary contributions to a qualified retirement plan, and other health and wellness benefits including participation in Company paid or subsidized medical, dental, term-life, accidental death and dismemberment (AD&D), long-term disability, and employee assistance programs. Certain employees participate in the Company’s performance-based incentive programs, which may include additional bonus and incentive compensation and equity-based awards. Certain benefits are subject to eligibility, vesting, and performance requirements. Employee performance is measured formally at least annually.

The Company’s code of ethics prohibits discrimination or harassment. The Company requires all employees to agree to the code of ethics and participate in harassment prevention training annually.

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
Item 1A - Risk Factors

Not required for smaller reporting companies.

Item 1B - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2020.

Item 2 - Properties

The Bank’s main bank branch is located at 2151 West Shaw Avenue, Fresno, California. The Company owns the building and leases the land under a sublease dated December 1, 1986, between Central Bank and USB. The current sublessor under the master ground lease is Bank of the West, which acquired the position through the purchase of Central Bank. The lessor under the ground lease (Master Lease) is Thomas F. Hinds. A lease extension was executed for an additional 5- year term starting January 1, 2021, as the most recently renewed lease agreement expired December 31, 2020. The Company holds additional options to extend the term for two (2) more periods of five (5) years under the same terms and conditions as the most recently renewed lease agreement signed November 1, 2015.

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

The Company leases the Convention Center bank branch located at 855 “M” Street, Suite 130, Fresno, California. Total space leased is approximately 4,520 square feet, and was occupied during March 2004. The Company signed a 5-year lease renewal in June 2019 which is set to expire in May 2024. The new lease provides two potential 5-year options to extend.

The Company owns the Taft bank branch office premises located at 523 Cascade Place, Taft, California. The branch facility consists of approximately 9,200 square feet of office space.

 The Company owns the Bakersfield bank branch facility located at 3404 Coffee Road, Bakersfield, California, which has approximately 6,130 square feet of office space located on 1.15 acres.

The Company leases the Campbell bank branch located at 1875 S. Bascom Ave., Suite 19, Campbell, California, which has approximately 2,984 square feet. The lease commenced on January 1, 2011 and expired on December 31, 2020. At the time of lease expiration the Company and lessor were in negotiations for a new lease which is set to begin March 2021 under a modified arrangement. From December 2020 to March 2021 the Company and lessor are operating under a month-to-month arrangement under the terms of the previous lease agreement.

The Company leases the new Mendota bank branch located at 643 Quince St., Ste B, Mendota, California, which has approximately 480 square feet. The lease commenced on October 1, 2020 and expires on September 30, 2030.

The Company owns its administrative headquarters at 2126 Inyo Street, Fresno, California and is occupied by the Company’s administrative staff. The facility consists of approximately 21,400 square feet. A portion of the premises has been subleased to a third-party under a lease term which expires in March 2025.

The Company also has nine remote ATM locations leased from unrelated parties.

Item 3 - Legal Proceedings

From time to time, the Company is party to claims and legal proceedings arising in the ordinary course of business. At this time, the management of the Company is not aware of any pending legal proceedings to which it is a party or of which any of its property is the subject, nor is the Company aware of any such proceedings known to be contemplated by governmental entities, which proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4 - Mine Safety Disclosures

Not applicable

PART II

Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

The common stock trades on The Nasdaq Global Select Market and is traded under the symbol UBFO. At December 31, 2020, there were approximately 567 record holders of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The following table sets forth the high and low closing sales prices by quarter for the common stock, for the years ended December 31, 2020 and 2019.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2020	$7.75	$5.89	1,595,565
3rd Quarter 2020	$7.13	$5.74	1,679,943
2nd Quarter 2020	$7.68	$5.07	1,971,912
1st Quarter 2020	$10.58	$5.20	1,495,926
4th Quarter 2019	$10.81	$10.03	1,565,811
3rd Quarter 2019	$11.34	$10.15	1,048,900
2nd Quarter 2019	$11.39	$10.03	1,296,647
1st Quarter 2019	$11.01	$9.44	630,726

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

The Company declared and paid an $0.11 cash dividend to shareholders on March 24, 2020, June 23, 2020, September 22, 2020, and December 15, 2020. We declared and paid a $0.11 cash dividend to shareholders on March 26, 2019, June 25, 2019, September 24, 2019, and December 17, 2019.

The amount and payment of dividends to our shareholders are set by the Board of Directors with numerous factors being taken into consideration including but not limited to earnings, financial condition, and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	94,601	(1)	$7.87	516,147
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	94,601		$7.87	516,147
(1) Under the United Security Bancshares 2015 Equity Incentive Award Plan (the "2015 Plan"), we are authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). At December 31, 2020, there were 11,924 shares of restricted stock issued and outstanding.

A complete description of the above plans is included in Note 12 of the Financial Statements, in Item 8 of this Report, and is hereby incorporated by reference.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by Affiliates and Associated Purchasers

On April 25, 2017, the Company’s Board of Directors approved the repurchase of up to $3 million of the outstanding common stock of the Company. The duration of the program is open-ended and the timing of purchases will depend on market conditions. We did not repurchase any common shares under the stock repurchase plan during the years ended December 31, 2020 and 2019.

Item 6 - Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial information for each of the years in the five‑year period ended December 31, 2020. The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited consolidated financial statements as of December 31, 2020 and 2019, and the related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
(in thousands except per share data and ratios)	2020	2019	2018	2017	2016
Summary of Year-to-Date Earnings:
Interest income	$34,457	$41,282	$36,615	$32,930	$29,473
Interest expense	2,290	3,888	2,703	1,730	1,409
Net interest income	32,167	37,394	33,912	31,200	28,064
Provision (recovery of provision) for credit losses	2,769	20	(1,764)	24	(21)
Net interest income after provision (recovery of provision) for credit losses	29,398	37,374	35,676	31,176	28,085
Noninterest income	5,174	5,754	4,605	4,306	4,514
Noninterest expense	22,160	21,859	20,932	19,803	20,345
Income before taxes on income	12,412	21.269	19.349	15.679	12,254
Taxes on income	3,451	6,097	5,332	7,039	4,869
Net income	$8,961	$15,172	$14,017	$8,640	$7,385

Per Share Data:
Net income - Basic	$0.53	$0.90	$0.83	$0.51	$0.44
Net income - Diluted	$0.53	$0.89	$0.83	$0.51	$0.44
Average shares outstanding - Basic	16,976,704	16,951,955	16,899,960	16,885,587	16,881,379
Average shares outstanding - Diluted	16,998,584	16,984,796	16,938,772	16,904,915	16,889,027
Book value per share	$6.93	$6.83	$6.45	$6.00	$5.79

Financial Position at Period-end:
Total assets	$1,092,654	$956,919	$933,058	$805,836	$787,972
Total net loans and leases	645,825	588,646	579,419	593,123	561,931
Total deposits	952,651	818,362	805,643	687,693	676,629
Total shareholders' equity	117,807	115,988	109,240	101,353	96,654

Selected Financial Ratios:
Return on average assets	0.86%	1.58%	1.61%	1.07%	0.98%
Return on average equity	7.55%	13.30%	13.23%	8.63%	7.86%
Average equity to average assets	11.45%	11.89%	12.14%	12.46%	12.43%
Net interest margin (1)	3.34%	4.22%	4.28%	4.27%	4.11%
Allowance for credit losses as a percentage of total nonperforming assets	48.56%	37.26%	38.81%	52.62%	47.15%
Net charge-offs (recoveries) to net loans	0.33%	0.08%	(0.20)%	(0.06)%	0.14%
Allowance of credit losses as a percentage of period-end loans	1.30%	1.33%	1.43%	1.54%	1.56%
Dividend payout ratio	83.34%	49.16%	42.17%	33.22%	—%
1.Fully taxable equivalent

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company

United Security Bancshares, a California corporation, is a bank holding company registered under the BHCA with corporate headquarters located in Fresno, California. The principal business of United Security Bancshares is to serve as the holding company for its wholly-owned subsidiary, United Security Bank. References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiary, York Monterey Properties, Inc. References to the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company” refer to United Security Bancshares, the parent company, on a stand-alone basis. The Bank currently has twelve banking branches, which provide financial services in Fresno, Madera, Kern, and Santa Clara counties in the state of California.

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

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. Beginning in 2011, the state of California recently experienced one of the worst droughts in recorded history. While the drought has subsequently been declared over, it is not possible to quantify the drought's impact on businesses and consumers located in the Company's market areas or to predict adverse economic impacts related to future droughts. In response to the prolonged drought, the California state legislature passed the Sustainable Groundwater Management Act with the purpose to ensure better local and regional management of groundwater use and sustainable groundwater management in California by 2042. The local districts began to develop, prepare, and begin implementation of the Groundwater Sustainability Plans in 2020. The effect of such plans to Central Valley agriculture, if any, is still unknown.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance.

COVID-19

The COVID-19 pandemic has impacted the local economy in the Central Valley. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates are increasing in our local market area. As of December 2020, the unemployment rate in Fresno County was 10.4%. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package, and the Consolidated Appropriations Act, 2021 was signed into law at the end of December 2020 as a $900 billion legislative package. The goal of the CARES Act and Consolidated Appropriations Act, were to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts may have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

Financial position and results of operations

Pertaining to the Company's December 31, 2020 financial condition and results of operations, COVID-19 has had an impact on the allowance for credit losses. While the Company has not yet experienced any charge-offs related to COVID-19, its allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from a significant increase in unemployment. Given that economic scenarios have darkened significantly since the pandemic was declared in early March 2020, the credit risk in the loan portfolio has increased resulting in the need for an additional reserve for credit loss. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit loss and record additional provision expense.

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

Capital and liquidity

As of December 31, 2020, the Company and Bank's capital ratios were in excess of all regulatory requirements. The Company's management team believes that while the Company and Bank have sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt. If the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt.

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

The Company's stock closed below book value at the end of the first three quarters of 2020. Management deemed the decline in stock price and the COVID-19 related economic downturn to be a triggering event to perform a qualitative assessment for goodwill impairment for the first three quarters of 2020. As of December 31, 2020, the Company's stock price has recovered. Management engaged a third party valuation specialist to assist with the performance of the quantitative goodwill impairment test as of the fourth quarter 2020. Based on this quantitative test, it was determined that the fair value of the reporting unit exceeded the carrying value as of December 31, 2020, therefore, there was no impairment of goodwill recorded. COVID-19 could cause a further and sustained decline in the Company's stock price which could cause the Company to re-perform a goodwill impairment test and that could result in an impairment charge being recorded for that period. In the event that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At December 31, 2020, the Company had goodwill of $4,488,000, representing approximately 3.8% of equity.

Business Continuity Plan and controls

The Company maintains a Business Continuity Plan to prepare, and respond to unforeseen circumstances, such as, natural disasters and pandemics. Upon the COVID-19 pandemic declaration, the Company invoked its Business Continuity Plan. Shortly after invoking the plan, the Company implemented protocols for team member safety, provided timely communication to team members and customers, established remote work capabilities to isolate certain personnel essential to critical business continuity operations, and initiated strategies for monitoring and responding to local COVID-19 impacts. Due to the nature of their functions, many team members continue to operate from physical Company locations, while effectively employing social distancing standards. The Company's Management Team continues to meet regularly to anticipate and respond to any future

COVID-19 interruptions or developments. As of December 31, 2020, the Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures it has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to six months. As of December 31, 2020, the Company had 1 remaining payment modification of $12,500,000 in connection with the COVID-19 relief provided by the CARES Act and interagency guidance issued in March 2020.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration ("SBA"), the Company participated in assisting our customers with applications for resources through the program. The PPP program ended on August 8, 2020. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2020, there were 84 SBA PPP loans representing $9,547,000 in funding and $515,000 in unearned fees. The Company is participating in the second round of the PPP program which commenced in January 2021.

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

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. The Company may see a short-term slowdown in new loan originations due to COVID-19. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance for the Company.

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

Revenue Recognition

The Bank's primary sources of revenue is interest income from both the loan portfolio and investment securities. Interest income is generally recorded on an accrual basis, unless the collection of such income is not reasonably assured or cannot be reasonably estimated. Pursuant to accounting standards related to revenue recognition, nonrefundable fees and costs associated with originating or acquiring loans are recognized as a yield adjustment to the related loans by amortizing them into income over the term of the loan using a method which approximates the interest method.  Other credit-related fees, such as standby letter of credit fees and loan placement fees are recognized as noninterest income during the period the related service is performed.

For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed at management's discretion based upon management's assessment of collectability. Interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan.

Goodwill and Intangible Assets

Goodwill and intangible assets are evaluated at least annually for impairment or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that impairment may exist. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss, the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference. (See Note 20 of the Notes to Consolidated Financial Statements for further discussion.)

Fair Value

Effective January 1, 2007, a fair value option accounting standard was applied to the Company's junior subordinated debt. Concurrently, the accounting standards related to fair value measurements were adopted. The accounting standards related to fair value measurements define how applicable assets and liabilities are to be valued, and requires expanded disclosures in regard to financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices, or whose fair value can be measured from actively quoted prices of related financial instruments, generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of subjectivity. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2020 and 2019, fair value adjustments related to the junior subordinated debt resulted in losses of $174,000 and $661,000, respectively. (See Notes 10 and 15 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Deferred taxes are measured using current tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered. If future income is not sufficient to apply the deferred tax assets within the tax years to which they may be applied, the deferred tax asset may not be realized and income will be reduced. No valuation allowances were recorded against the deferred tax asset at December 31, 2020 and 2019.

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

Results of Operations

Net income for the year ended December 31, 2020 was $8,961,000 or $0.53 per basic share ($0.53 diluted) compared to $15,172,000 or $0.90 per basic share ($0.89 diluted) for year ended December 31, 2019. The decrease of $6,211,000 between December 31, 2019 and December 31, 2020 is primarily the result of decreases in net interest income, resulting from lower interest rates, and the $2,769,000 provision for credit losses recognized during the year ended December 31, 2020. Interest income decreased by $6,825,000, or 16.53%, between December 31, 2019 and December 31, 2020. Taxes on income decreased by $2,646,000, or 43.40%.

Return on average assets was 0.86% for the year ended December 31, 2020 compared to 1.58% for the year ended December 31, 2019. Return on average equity was 7.55% for the year ended December 31, 2020 compared to 13.30% for the year ended December 31, 2019.

As with variances in net income, changes in the return on average assets and average equity experienced by the Company during 2020 and 2019 were effected by decreases in net interest income, resulting from a decline in interest rates, and higher provision for credit losses.

The following table sets forth certain selected financial data for each of the years in the five-year periods ended December 31, 2020, and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein:

(In thousands except per share data and ratios)	2020	2019	2018	2017	2016
Selected Financial Ratios:
Return on average assets	0.86%	1.58%	1.61%	1.07%	0.98%
Return on average shareholders' equity	7.55%	13.30%	13.23%	8.63%	7.86%
Average shareholders' equity to average assets	11.45%	11.89%	12.14%	12.46%	12.43%
Dividend payout ratio	83.34%	49.16%	42.17%	33.22%	—%

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

Net interest income before provision for credit losses was $32,167,000 for the year ended December 31, 2020, representing a decrease of $5,227,000, or 13.98%, compared to net interest income before provision for credit losses of $37,394,000 for the year ended December 31, 2019. As market rates decreased in the current year, even a disciplined deposit pricing effort saw the net interest margin, as shown in Table 1 below, decrease to 3.34% for the year ended December 31, 2020. The net interest margin was 4.22% for the year ended December 31, 2019.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
The following table summarizes the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis for the years indicated:

		2020			2019
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans and leases (1)	$639,815	$31,749	4.96%	$576,015	$34,025	5.91%
Investment Securities – taxable	90,685	1,433	1.58%	71,456	1,797	2.51%
Interest-bearing deposits in other banks	—	—	—%	1	—	—%
Interest-bearing deposits in FRB	217,273	730	0.34%	223,488	4,880	2.18%
Total interest-earning assets	947,773	$33,912	3.58%	870,960	$40,702	4.67%
Allowance for credit losses	(8,661)			(8,386)
Noninterest-earning assets:
Cash and due from banks	30,300			29,169
Premises and equipment, net	9,385			9,596
Accrued interest receivable	8,389			9,115
Other real estate owned	5,815			5,922
Other assets	43,968			42,861
Total average assets	$1,036,969			$959,237
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$126,115	$173	0.14%	$108,048	$155	0.14%
Money market accounts	258,196	1,145	0.44%	251,277	2,233	0.89%
Savings accounts	88,562	108	0.12%	85,954	235	0.27%
Time deposits	62,945	588	0.93%	71,419	809	1.13%
Junior subordinated debentures	9,746	276	2.83%	10,289	456	4.43%
Total interest-bearing liabilities	545,564	$2,290	0.42%	526,987	$3,888	0.74%
Noninterest-bearing liabilities:
Noninterest-bearing checking	363,004			308,518
Accrued interest payable	110			191
Other liabilities	9,564			9,492
Total average liabilities	918,242			845,188

Total average shareholders' equity	118,727			114,049
Total average liabilities and shareholders' equity	$1,036,969			$959,237
Interest income as a percentage of average earning assets			3.58%			4.67%
Interest expense as a percentage of average earning assets			0.24%			0.45%
Net interest margin			3.34%			4.22%
(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,226 for the year ended December 31, 2020 and loan costs of approximately $676 for the year ended December 31, 2019.

At the end of 2019 the prime rate was 4.75%. The prime rate decreased to 3.25% during the first quarter of 2020 and remained unchanged through the end of 2020. Future increases and decreases will affect rates for both interest income and expense and the resultant net interest margin.

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

Table 2.  Rate and Volume Analysis

	2020 compared to 2019
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(2,311)	$(5,893)	3,582
Investment securities	(364)	(772)	408
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	(4,150)	(4,133)	(17)
Total interest income	(6,825)	(10,798)	3,973
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(1,070)	(1,226)	156
Savings accounts	(127)	(134)	7
Time deposits	(221)	(132)	(89)
Subordinated debentures	(180)	(157)	(23)
Total interest expense	(1,598)	(1,649)	51
Increase in net interest income	$(5,227)	$(9,149)	3,922

The net interest margin decreased in 2020 due to decreases in loan portfolio yields, yields of overnight investments with the Federal Reserve Bank ("FRB"), and investment securities yields, offset.by decreases in interest expense. The decreases in yields are a result of repricing of variable rate loans, floating rate investment securities, and interest-bearing deposits in FRB to lower rates. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset. Loans yielded 4.96% during the year ended December 31, 2020, as compared to 5.91% for the year ended December 31, 2019.  For the year ended December 31, 2020, total interest income decreased approximately $6,825,000, or 16.53%, as compared to the year ended December 31, 2019, reflective of decreases of $2,311,000 and $4,150,000 in loan interest income and income on interest bearing deposits with the FRB, respectively. Average interest-earning assets increased approximately $76,813,000 between 2020 and 2019 and the rate on interest-earning assets decreased 109 basis points during the two periods. The increase in average earning assets between 2020 and 2019 consisted of an increase of $19,229,000 in investment securities and an increase of $63,800,000 in loans, offset by a decreases of $6,215,000 in interest-bearing deposits held with the FRB.

For the year ended December 31, 2020, total interest expense decreased approximately $1,598,000, or 41.10%, as compared to the year ended December 31, 2019. Between the two periods, average interest-bearing liabilities increased by $18,577,000, and the average rates paid on these liabilities decreased by 32 basis points. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at December 31, 2020.
The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/20	YTD Average 12/31/19
Loans	67.51%	66.14%
Investment securities available for sale	9.57%	8.20%
Interest-bearing deposits in FRB	22.92%	25.66%
Total earning assets	100.00%	100.00%

NOW accounts	23.12%	20.50%
Money market accounts	47.32%	47.69%
Savings accounts	16.23%	16.31%
Time deposits	11.54%	13.55%
Subordinated debentures	1.79%	1.95%
Total interest-bearing liabilities	100.00%	100.00%

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

For the year ended December 31, 2020, a $2,769,000 provision was made to the allowance for credit losses. A provision was made for the year ended December 31, 2019 and totaled $20,000.

The allowance for credit losses decreased to 1.30% of total loans during the year ended December 31, 2020, as compared to 1.33% at December 31, 2019. The provision of $20,000 recorded in 2019, and the provision of $2,769,000 recorded during 2020, are a result of charge-offs recognized within the student loan portfolio and adjustment in qualitative factors related to the economic uncertainties caused by COVID-19. For further discussion, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality and Allowance for Credit Losses.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

(In thousands)	2020	% of Total	2019	% of Total
Customer service fees	$2,663	51.47%	$3,257	56.60%
Increase in cash surrender value of bank-owned life insurance	504	9.74%	528	9.18%
Loss on fair value of marketable equity securities	74	1.43%	117	2.03%
Gain on proceeds from bank-owned life insurance	310	5.99%	—	—
Gain on fair value of junior subordinated debentures	970	18.75%	1,165	20.25%
Loss on dissolution of real estate investment trust	—	—%	(115)	(2.00)%
Other	653	12.62%	802	13.94%
Total	$5,174	100.00%	$5,754	100.00%

Noninterest income consists primarily of fees and commissions earned on services provided to banking customers, fair value adjustments to the value of the junior subordinated debentures, and, to a lesser extent, gains on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2020 decreased $580,000, or 10.08%, when compared to the same period of 2019. Customer service fees, the primary component of noninterest income, decreased $594,000, or 18.24%, between the two periods presented. The decrease in customer service fees is primarily the result of the Company's election to lower fees and waive certain surcharges related to insufficient funds and electronic transfers in light of the COVID-19 pandemic.

The decrease in noninterest income of $580,000 between the two periods is partially the result of a recorded gain on the fair value of junior subordinated debentures of $970,000 during 2020 as compared to a gain of $1,165,000 during 2019. The change in the fair value of junior subordinated debentures was primarily caused by fluctuations in the LIBOR yield curve.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2020 and 2019:

	2020		2019
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$10,825	1.14%	$11,109	1.28%
Occupancy expense	3,475	0.37%	3,332	0.38%
Data processing	493	0.05%	583	0.07%
Professional fees	3,217	0.34%	3,760	0.43%
Regulatory assessments	459	0.05%	164	0.02%
Director fees	376	0.04%	373	0.04%
Correspondent bank service charges	71	0.01%	57	0.01%
Net cost on operation and sale of OREO	972	0.10%	244	0.03%
Other	2,272	0.24%	2,237	0.26%
Total	$22,160	2.34%	$21,859	2.51%

Noninterest expense increased $301,000, or 1.38%, between the years ended December 31, 2020 and 2019. The net increase in noninterest expense between the comparative periods is primarily the result of increases in the cost on operation of OREO and regulatory assessments, offset by decreases in professional fees, data processing fees, and salaries and employee benefits. The increase in OREO costs are attributed to a $727,000 write-down on one property and a $113,000 loss on sale of another property. The increase in regulatory assessments was due to an increase in the assessment rate. Included in net costs on operations of OREO for the years ended December 31, 2020 and 2019 are OREO operating expenses totaling $133,000 and $244,000, respectively. The decrease in professional fees for the year ended December 31, 2020 is attributed to decreases in legal fees and consulting expense.

During the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation expense of $426,000 ($0.02 per share basic and diluted) and $349,000 ($0.02 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits. If new stock options or units are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

Income Taxes

Income tax expense is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the statements of operations and comprehensive income. As pretax income or loss amounts become smaller, the impact of these differences become more significant and are reflected as variances in the effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the statements of operations and comprehensive income. The effective tax rate for the year ended December 31, 2020 was 27.80% compared to 28.67% for the year ended December 31, 2019.

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

The Company's tax position was reviewed as of December 31, 2020, and it has been determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased by $135,735,000, or 14.18%, from $956,919,000 at December 31, 2019 to $1,092,654,000 at December 31, 2020. During the year ended December 31, 2020, net loans increased by $57,179,000. Investment securities increased by $6,104,000 during the year ended December 31, 2020, and overnight interest-bearing deposits in the Federal

Reserve Bank and federal funds sold increased a net $72,875,000. Total deposits of $952,651,000 at December 31, 2020, increased $134,289,000, or 16.41%, from $818,362,000 at December 31, 2019.

Interest-earning assets averaged approximately $947,773,000 during the year ended December 31, 2020, as compared to $870,960,000 for the year ended December 31, 2019. Average interest-bearing liabilities increased to $545,564,000 for the year ended December 31, 2020, as compared to $526,987,000 for the year ended December 31, 2019.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest component of earning assets. Loans totaled $655,411,000 at December 31, 2020, an increase of $58,037,000, or 9.72%, from total loans of $597,374,000 at December 31, 2019. During 2020, average loans increased 11.08% when compared to the year ended December 31, 2019. Average loans totaled $639,815,000 and $576,015,000 for the years ended December 31, 2020 and 2019, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2020		2019		2018		2017		2016
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and industrial	$47,514	7.2%	$45,278	7.6%	$56,978	9.7%	$47,026	7.8%	$49,005	8.6%
Real estate mortgage	320,294	48.9%	291,237	48.8%	289,200	49.2%	306,293	50.9%	288,200	50.6%
RE construction & development	175,016	26.7%	138,784	23.2%	108,795	18.5%	122,970	20.4%	130,687	22.9%
Agricultural	51,079	7.8%	52,197	8.7%	61,149	10.4%	59,481	9.9%	56,918	10.0%
Installment and student loans	61,508	9.4%	69,878	11.7%	71,811	12.2%	65,581	11.0%	44,949	7.9%
Total loans	$655,411	100.0%	$597,374	100.0%	$587,933	100.0%	$601,351	100.0%	$569,759	100.0%

Loan volume continues to be highest in what has historically been the primary lending emphasis: real estate mortgage, and construction lending. Total loans increased $58,037,000 during 2020. There were increases of $29,057,000, or 9.98%, in real estate mortgage loans, $2,236,000, or 4.94%, in commercial and industrial loans, and $36,232,000, or 26.11%, in real estate construction and development loans. There were decreases of $8,370,000, or 12.0%, in installment loans and $1,118,000, or 2.1%, in agriculture loans. The Bank is subject to internal and regulatory limits of 115% of capital on the real estate construction and development portfolio and 300% of capital for the non-owner occupied commercial real estate portfolio, which also includes construction and development loans. At December 31, 2020, the real estate construction and development portfolio totaled 112% of capital and non-owner occupied commercial real estate totaled 291% of capital. The current limits may affect the ability of the Bank to significantly grow these segments of the loan portfolio. The Bank is not approaching internal or regulatory concentration limits in other loan segments.

The real estate mortgage loan portfolio totaling $320,294,000 at December 31, 2020, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 43.17% and 41.04%, of the total loan portfolio at December 31, 2020 and December 31, 2019, respectively. Commercial real estate balances increased to $282,951,000 at December 31, 2020 from $245,183,000 at December 31, 2019. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly secured by commercial income and multi-family residential properties. Residential mortgage loans are generally 30-year amortizing loans with maturities of between three and five years. These loans totaled $37,236,000 or 5.68% of the portfolio at December 31, 2020, and $45,881,000, or 7.68% of the portfolio at December 31, 2019. Real estate mortgage loans in total increased $29,057,000 during 2020 and increased $15,278,000, or 5.54%, during 2019. Residential mortgage loans are not generally a large part of the loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. The Company does purchase residential mortgage portfolios. The home equity loan portfolio totaled $107,000 at December 31, 2020, and $173,000 at December 31, 2019. Real estate construction and development loans, representing 26.7% and 23.2% of total loans at December 31, 2020 and December 31, 2019, respectively, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Purchased loan participations totaled $9,707,000 at December 31, 2020. There were $5,955,000 purchased loan participations held at December 31, 2019. Loan participations sold increased from $4,866,000, or 0.81%, of the portfolio at December 31, 2019, to $12,948,000, or 1.98%, at December 31, 2020.

At December 31, 2020, approximately 59.8% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, are primarily short-term, floating rate loans for crop financing.

Included within the installment loan portfolio are $57,385,000 in student loans as of December 31, 2020, as compared to $65,800,000 at December 31, 2019, a decrease of $8,415,000. The student loan portfolio consists of unsecured loans to medical and pharmacy students currently enrolled in medical and pharmacy schools in the US and the Caribbean.  The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $13,893,000 at December 31, 2020. Accrued interest on loans that have not entered repayment status totaled $4,682,000 at December 31, 2020. At December 31, 2020, there were 944 loans within repayment, deferment, and forbearance which represented $28,906,000, $7,407,000, and $7,179,000 in outstanding balances respectively.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high wage earners. Under program guidelines repayment terms can vary per borrower, however repayment occurs on average within 10 to 20 years. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of December 31, 2020 was approximately $44,000. Loan interest rates range from 2.88% to 7.88%.

At December 31, 2020, $28,906,000 in loans were in repayment compared to $24,986,000 as of December 31, 2019. Accrued interest on student loans was $4,974,000 and $5,678,000 as of December 31, 2020 and 2019, respectively. At December 31, 2020, the reserve against the student loan portfolio totaled $2,546,000. Additionally, during the year ended December 31, 2020, $125,000 in accrued interest receivable was reversed, due to charge-offs of $1,947,000. At December 31, 2019, the reserve totaled $2,091,000,000 and $43,000 in accrued interest was reversed due to charge-offs of $740,000. There were no TDRs within the portfolio as of December 31, 2020 or 2019.

The following table sets forth the Bank's student loan portfolio with activity from December 31, 2019 and December 31, 2020:

(In thousands)
Student Loan Portfolio Balance as of December 31, 2018	$68,221
Disbursements	1,005
Capitalized Interest	5,055
Payments Received	(7,741)
Loans Charged-off	(740)
Student Loan Portfolio Balance as of December 31, 2019	65,800
Disbursements	38
Capitalized Interest	3,936
Payments Received	(10,442)
Loans Charged-off	(1,947)
Student Loan Portfolio Balance as of December 31, 2020	$57,385

Student Loan Finance Corporation (ZuntaFi) is the third-party servicer for the student loan portfolio. ZuntaFi provides servicing for the student loan portfolio, including application administration, processing, approval, documenting, funding, and collection. They also provide file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi provides complete program management. ZuntaFi is paid a monthly servicing fee based on the principal balance outstanding. This servicing fee is presented as part of professional fees within noninterest expense.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2020. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total
Commercial and agricultural	$29,519	$39,897	$29,176	$98,592
Real estate construction & development	96,485	71,630	6,901	175,016
Real estate – mortgage	41,424	125,306	153,565	320,295
All other loans	1,176	2,930	57,402	61,508
Total loans	$168,604	$239,763	$247,044	$655,411

For the years ended December 31, 2020 and 2019, the average yield on loans was 4.96% and 5.91%, respectively.  Rate floors are occasionally used to mitigate interest rate risk if interest rates fall, as well as to compensate for additional credit risk under current market conditions. The loan portfolio is generally comprised of short-term or floating-rate loans that adjust in alignment to changes in market rates of interest.

At December 31, 2020 and 2019, approximately 60.8% and 54.2%, respectively, of the loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating-rate loans at December 31, 2020. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

	Due in one	Due after one Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$1,259	$496	$—	$1,755
Floating rate loans	155,850	239,267	247,043	642,160
Total accruing loans	157,109	239,763	247,043	643,915
Nonaccrual loans:
Fixed rate loans	11,180	—	—	11,180
Floating rate loans	316	—	—	316
Total nonaccrual loans	11,496	—	—	11,496
Total Loans	$168,605	$239,763	$247,043	$655,411

Securities

The following is a comparison of the amortized cost and approximate fair value of available-for-sale securities for the years indicated:

	December 31, 2020		December 31, 2019
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)	Amortized Cost	Fair Value (Carrying Amount)
Available-for-sale:
U.S. Government agencies	$33,800	$33,710	$28,737	$28,699
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	37,732	38,445	47,824	47,613
Corporate bonds	5,000	5,219	—	—
Asset-backed securities	3,871	3,909	—	—
Municipal bonds	1,045	1,058	—	—
Total available-for-sale	$81,448	$82,341	$76,561	$76,312

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2020 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$191	3.51%	$11,891	3.02%	$21,718	3.01%	$33,800	3.02%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	7	(3.80)%	3,637	2.71%	3,744	2.71%	30,344	3.26%	37,732	3.15%
Corporate bonds	—	—%	—	—%	5,000	4.15%	—	—%	5,000	4.15%
Asset-backed securities	—	—%	—	—%	—	—%	3,871	0.90%	3,871	0.90%
Municipal bonds	—	—%	300	0.94%	410	1.69%	335	2.18%	1,045	1.33%
Total amortized cost	$7	(3.80)%	$4,128	2.62%	$21,045	3.21%	$56,268	2.99%	$81,448	3.03%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2020 and 2019, available-for-sale securities with an amortized cost of approximately $80,527,000 and $65,874,000, respectively (fair value of $81,420,000 and $65,683,000, respectively) were pledged as collateral for public funds and FHLB borrowings.

During the year ended December 31, 2020, the Company recognized unrealized gains of $74,000 related to marketable equity securities held at December 31, 2020 in the consolidated statements of income. During the year ended December 31, 2019, unrealized gains of $117,000 were recorded.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Core deposits, consisting of all deposits other than time deposits of $250,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. Core deposits amounted to 97.8% and 97.5% of the total deposit portfolio at December 31, 2020 and 2019, respectively. The Bank currently holds no brokered deposits as part of its continuing effort to maintain sufficient liquidity without a reliance on brokered deposits.

 The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Noninterest-bearing deposits	$391,897	$311,950	$292,720	$307,299	$262,697
Interest-bearing deposits:
NOW and money market accounts	402,565	360,934	340,445	234,154	235,873
Savings accounts	96,669	80,078	90,046	81,408	75,068
Time deposits:
Under $250,000	40,303	44,926	60,875	51,687	87,419
$250,000 and over	21,217	20,474	21,557	13,145	15,572
Total interest-bearing deposits	560,754	506,412	512,923	380,394	413,932
Total deposits	$952,651	$818,362	$805,643	$687,693	$676,629

The following table sets forth the year-end percentages of total deposits by category for the years indicated:

	December 31,
	2020	2019	2018	2017	2016
Noninterest-bearing deposits	41.14%	38.12%	36.33%	44.69%	38.82%
Interest-bearing deposits:
NOW and money market accounts	42.26%	44.10%	42.26%	34.05%	34.86%
Savings accounts	10.15%	9.79%	11.18%	11.84%	11.09%
Time deposits:
Under $250,000	4.23%	5.49%	7.56%	7.52%	12.92%
$250,000 and over	2.23%	2.50%	2.68%	1.91%	2.30%
Total interest-bearing deposits	58.86%	61.88%	63.67%	55.31%	61.18%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

The Bank's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. During the year ended December 31, 2020, NOW and money market deposits increased $41,631,000, or 11.53%, noninterest-bearing deposits increased $79,947,000, or 25.63%, total time deposits decreased $3,880,000, or 5.93%, and savings accounts increased $16,591,000, or 20.72%

During the year ended December 31, 2019, noninterest-bearing deposits increased $19,230,000, or 6.57%, total time deposits decreased $17,032,000, or 25.37%, NOW and money market increased $20,489,000, or 6.02%, and savings accounts decreased $9,968,000, or 11.07%.

On a year-to-date average basis, total deposits increased $73,606,000, or 8.92%, between the years ended December 31, 2019 and December 31, 2020. Interest-bearing deposits increased by $19,120,000, or 3.70%, and noninterest-bearing deposits increased $54,486,000, or 17.66%, during 2020. On average, balances increased in all categories between the years ended December 31, 2019 and December 31, 2020, except for time deposits.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2020 and 2019:

	2020		2019
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
Checking accounts	$384,311	0.34%	$359,325	0.66%
Savings	88,562	0.12%	85,954	0.27%
Time deposits (1)	62,945	0.93%	71,419	1.13%
Noninterest-bearing deposits	363,004		308,518
(1) Included at December 31, 2020, are $21,217,000 in time certificates of deposit of $250,000 or more, of which $2,152,000 mature in three months or less, $13,880,000 mature between three to twelve months, and $5,185,000 mature in one to three years.

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

Lines of credit with the FRB of $336,788,000 and $313,445,000, as well as FHLB lines of credit totaling $4,881,000 and $5,815,000 were held at December 31, 2020 and 2019, respectively. In addition, the Company obtained a $10,000,000 uncollateralized line of credit during 2013 from Pacific Coast Bankers Bank, a $20,000,000 uncollateralized line of credit during 2014 from Zion's Bank, and a $10,000,000 uncollateralized line of credit during 2017 from Union Bank. At December 31, 2020, there were no outstanding balances drawn against any lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

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

The eight segments of the loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this Report):

Loan Segments for Loan Loss Reserve Analysis	Loan Balances at December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial and business loans	$37,349	$44,534	$55,929	$46,065	$47,464
Government program loans	10,165	744	1,049	961	1,541
Total commercial and industrial	47,514	45,278	56,978	47,026	49,005
Real estate – mortgage:
Commercial real estate	282,951	245,183	229,448	221,032	200,213
Residential mortgages	37,236	45,881	59,431	84,804	87,388
Home improvement and home equity loans	107	173	321	457	599
Total real estate mortgage	320,294	291,237	289,200	306,293	288,200
Real estate construction and development	175,016	138,784	108,795	122,970	130,687
Agricultural	51,079	52,197	61,149	59,481	56,918
Installment and student loans	61,508	69,878	71,811	65,581	44,949
Total loans	$655,411	$597,374	$587,933	$601,351	$569,759

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
•National and local economic trends and conditions; and

•Concentrations of credit that might affect loss experience across one or more components of the portfolio, including high-balance loan concentrations and participations.

Management determines the loss factors for loans based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes). Loss factors are adjusted to recognize and quantify the loss exposure due to changes in market conditions as well as trends in the loan portfolio. For purposes of analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans include impaired loans and loans categorized as substandard, doubtful, and loss, which are not considered impaired. At December 31, 2020, impaired and classified loans totaled $13,390,000, or 2.04%, of gross loans as compared to $17,664,000, or 2.96%, of gross loans at December 31, 2019.

Loan participations are reviewed for allowance adequacy under the same guidelines as other loans in the portfolio, with an additional participation factor added, if required, for specific risks associated with participations. In general, participations are subject to certain thresholds and are reviewed for geographic location as well as the financial status of the underlying agent bank.

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2020 and 2019, the formula reserve allocated to undisbursed commitments totaled $606,000 and $552,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2020 and 2019.

(In thousands)	December 31, 2020	December 31, 2019
Specific allowance – impaired loans	$209	$1,145
Formula allowance – classified loans not impaired	100	59
Formula allowance – special mention loans	256	355
Total allowance for special mention and classified loans	565	1,559
Formula allowance for pass loans	7,682	6,176
Unallocated allowance	275	173
Total allowance	8,522	7,908
Impaired loans	13,376	17,072
Classified loans not considered impaired	14	592
Total classified and impaired loans	13,390	17,664
Special mention loans not considered impaired	17,095	5,846

 The following table summarizes allowance for loan losses, nonperforming loans, and classified loans for the periods shown:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Allowance for loan losses ("ALLL") - beginning of period	$7,908	$8,395
Net loans charged-off during period	2,155	507
Provision for credit loss	2,769	20
Allowance for loan losses - end of period	8,522	7,908
Loans outstanding at period-end	655,411	597,374
ALLL as % of loans at period-end	1.30%	1.33%
Nonaccrual loans	11,496	11,697
Accruing restructured loans	535	2,389
Loans, past due 90 days or more, still accruing	513	386
Total non-performing loans	12,544	14,472
ALLL as % of nonperforming loans	67.94%	54.64%
Impaired loans	13,376	17,072
Classified loans not considered impaired	14	592
Total classified and impaired loans	$13,390	$17,664
ALLL as % of classified loans	63.64%	44.77%

Impaired loans decreased $3,696,000 between December 31, 2019 and December 31, 2020 and the specific allowance related to those impaired loans decreased $936,000 between December 31, 2019 and December 31, 2020. The level of “pass” loans increased approximately $48,544,000 between December 31, 2019 and December 31, 2020, and the related formula allowance increased $1,506,000 during the same period. The formula allowance for "pass loans" is derived from loss factors using migration analysis and management's consideration of qualitative factors. The increase in formula allowance for "pass loans" was partially attributed to an adjustment in qualitative factor for COVID-19 related economic uncertainty. The unallocated reserve totaled $275,000, or 3.2% of the total allowance for credit losses at December 31, 2020, and $173,000, or 2.2%, of the total allowance for credit losses at December 31, 2019. In evaluating the level of the unallocated reserve, management considered loan relationships, construction and land development concentrations, and loss history relative to peers.

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

The general reserve requirements (ASC 450-70) were adjusted as a result of the overall condition of the local, state, and national economies and resultant impact on the local lending base. This has resulted in a lower qualitative component being used for the general reserve calculation. The stake-in-the-ground methodology requires the Company to use December 31, 2005 as the starting point of the look back period to capture loss history and better capture an entire economic cycle. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

At December 31, 2020 and 2019, the recorded investment in loans for which impairment has been recognized totaled $13,376,000 and $17,072,000, respectively. Included in total impaired loans at December 31, 2020, are $682,000 of impaired loans for which the related specific allowance is $209,000, as well as $12,694,000 of impaired loans that, as a result of excess collateral or excess in the calculation of net present value of future cash flows, did not need a specific allowance. Total impaired loans at December 31, 2019 included $3,008,000 of impaired loans for which the related specific allowance was $1,145,000, as well as $14,064,000 of impaired loans that as a result of excess collateral or excess in the calculation of net present value of future cash flows, did not have a specific allowance. The average recorded investment in impaired loans was $15,374,000 and $18,125,000 during the years ended December 31, 2020 and 2019, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method.

The largest category of impaired loans at December 31, 2020 was real estate construction and development loans, comprising 82.66% of total impaired loans. Impaired commercial and industrial loans decreased $1,288,000, impaired real estate mortgage loans decreased $1,902,000, impaired construction loans decreased $421,000, and impaired agricultural loans decreased $85,000 during the year ended December 31, 2020. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $12,767,000, or 95.4%, were secured by real estate at December 31, 2020, as compared to $16,324,000, or 95.62%, of total impaired loans at December 31, 2019.

The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2020 and 2019.

	Balance	Allowance	Balance	Allowance
(In thousands)	December 31, 2020	December 31, 2020	December 31, 2019	December 31, 2019
Commercial and industrial	$466	$—	$1,754	$606
Real estate – mortgage	1,244	13	3,146	283
Real estate construction and development	11,057	—	11,478	—
Agricultural	609	196	694	256
Installment and student loans	—	—	—	—
Total impaired loans	$13,376	$209	$17,072	$1,145

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance.

At December 31, 2020, total TDRs of $3,426,000 included $2,452,000 in real estate construction balances, and, $365,000 in residential mortgage balances. At December 31, 2019, total TDRs of $5,187,000 included $2,654,000 in real estate construction balances and $1,060,000 in residential mortgage balances, with $898,000 in commercial real estate balances.

Total TDRs decreased by 33.95% at December 31, 2020, as compared to December 31, 2019. Nonaccrual TDRs increased by 3.32% and accruing TDRs decreased by 77.61% over the same period. All TDR categories decreased when compared on a year-over-year basis. Concessions granted include lengthened maturities and/or rate reductions that enabled the borrower to complete projects. In large part, current decreases are related to a recovering real estate market.

The following tables summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2020 and December 31, 2019.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2020	December 31, 2020	December 31, 2020
Commercial and industrial	$—	$—	$—
Real estate - mortgage:
Commercial real estate	—	—	—
Residential mortgages	365	—	365
Total real estate mortgage	365	—	365
Real estate construction and development	2,452	2,452	—
Agricultural	609	439	170
Installment and student loans	—	—	—
Total Troubled Debt Restructurings	$3,426	$2,891	$535

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2019	December 31, 2019	December 31, 2019
Commercial and industrial	$9	$—	$9
Real estate - mortgage:
Commercial real estate	898	—	898
Residential mortgages	1,060	—	1,060
Total real estate mortgage	1,958	—	1,958
Real estate construction and development	2,654	2,654	—
Agricultural	566	144	422
Installment and student loans	—	—	—
Total Troubled Debt Restructurings	$5,187	$2,798	$2,389

Of the $3,426,000 in total TDRs at December 31, 2020, $2,891,000 were on nonaccrual status at period-end. Of the $5,187,000 in total TDRs at December 31, 2019, $2,798,000 were on nonaccrual status at period-end. As of December 31, 2020, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans.

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

The following table summarizes special mention loans by type for the years ended December 31, 2020 and December 31, 2019.

(In thousands)	December 31, 2020	December 31, 2019
Commercial and industrial	$1,307	$919
Real estate - mortgage:
Commercial real estate	14,343	1,608
Residential mortgages	—	88
Home equity loans	—	—
Total real estate mortgage	14,343	1,696
RE construction & development	—	998
Agricultural	1,434	1,279
Installment and student loans	11	386
Total Special Mention Loans	$17,095	$5,278

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

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Total loans outstanding at end of period before deducting allowances for credit losses	$654,347	$596,554	$587,814	$602,390	$570,834
Average net loans outstanding during period	639,815	576,015	581,221	569,079	540,777
Balance of allowance at beginning of period	7,908	8,395	9,267	8,902	9,713
Loans charged off:
Real estate	(359)	(16)	(47)	(23)	(29)
Commercial, industrial & agricultural	—	(36)	(98)	(122)	(870)
Installment and student loans	(1,961)	(761)	(409)	(18)	(24)
Total loans charged off	(2,320)	(813)	(554)	(163)	(923)
Recoveries of loans previously charged off:
Real estate	128	65	29	95	55
Commercial, industrial & agricultural	29	70	1,102	201	60
Installment and student loans	8	171	315	208	18
Total loan recoveries	165	306	1,446	504	133
Net loans (charged off) recovered	(2,155)	(507)	892	341	(790)
Provision (recovery of provision) charged to operating expense	2,769	20	(1,764)	24	(21)
Balance of allowance for credit losses at end of period	$8,522	$7,908	$8,395	$9,267	$8,902
Net loan (charge-offs) recoveries to total average loans	(0.34)%	(0.09)%	0.15%	0.06%	(0.15)%
Net loan (charge-offs) recoveries to loans at end of period	(0.33)%	(0.09)%	0.15%	0.06%	(0.14)%
Allowance for credit losses to total loans at end of period	1.30%	1.33%	1.43%	1.54%	1.56%
Net loan (charge-offs) recoveries to allowance for credit losses	(25.29)%	(6.41)%	10.63%	3.68%	(8.87)%
Net loan (charge-offs) recoveries to provision (recovery of provision) for credit losses	(77.83)%	(2,535.00)%	(50.57)%	1,420.83%	3,761.90%

Loan charge-offs increased $1,507,000 during the year ended December 31, 2020, when compared to the year ended December 31, 2019. Loan recoveries decreased $141,000 during the same period. Student loan charge-offs totaled $1,947,000 and $740,000 during the years ended 2020 and 2019, respectively. The charge-offs in the student loan portfolio were primarily related to the Antigua medical school loans. Additions to the overdraft reserve of $14,000 and $20,000 were made during the same periods.

The following is a summary of the quarterly activity in the allowance for loan losses for the year ended December 31, 2020 (in thousands).

Description	Loss	Recoveries	Provision	Balance
Balance Forward				$7,908
1st quarter - 2020	$508	$14	$1,706	9,120
2nd quarter- 2020	700	14	428	8,862
3rd quarter - 2020	284	126	4	8,708
4th quarter - 2020	828	11	631	8,522
Total YTD - 2020	$2,320	$165	$2,769	$8,522

At December 31, 2020 and 2019, $606,000 and $552,000, respectively, of the formula allowance was allocated to unfunded loan commitments and was, therefore, carried separately in Other Liabilities on the consolidated balance sheets.

Management believes that the 1.30% credit loss allowance to total loans at December 31, 2020 is adequate to absorb known and inherent risks in the loan portfolio. There is no guarantee, however, against economic conditions or other circumstances materializing which could adversely affect the Company's service areas resulting in increased losses in the loan portfolio not captured by the current allowance for loan losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2020		2019		2018		2017		2016
(Dollars in thousands)	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans
Commercial and industrial	$625	0.10%	$1,322	0.22%	$1,673	0.28%	$1,408	0.23%	$1,843	0.32%
Real estate – mortgage	575	0.09%	712	0.12%	1,015	0.17%	1,182	0.20%	1,430	0.25%
RE construction and development	3,722	0.57%	2,808	0.47%	2,424	0.41%	2,903	0.48%	3,378	0.59%
Agricultural	711	0.11%	761	0.13%	1,131	0.19%	1,631	0.27%	666	0.12%
Installment and student loans	2,614	0.40%	2,132	0.36%	1,559	0.27%	887	0.15%	888	0.16%
Not allocated	275	0.05%	173	0.03%	593	0.10%	1,256	0.21%	697	0.12%
	$8,522	1.30%	$7,908	1.33%	$8,395	1.43%	$9,267	1.54%	$8,902	1.56%

During 2020, reserve allocations as a percentage of loans decreased for commercial and industrial, real estate mortgage, and agricultural loans. These decreases are a result of a combination of factors including decreases in charge-offs, classified and past due loans, and credit quality improvements. Increases in reserve allocations for real estate construction and development loans were primarily due to the growth of the loan segment, adjusted by the change in the qualitative factors related to portfolio concentrations and uncertainty related to COVID-19. Increases in reserve allocation for installment loans were a result of an increase in loss factors attributed to the student loan portfolio and qualitative adjustments related to student loan forbearance balances. The qualitative adjustments related to the student loan forbearance balances result in a 5% reserve for pharmacy school forbearance balances and a 15% reserve for medical school forbearance balances.

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

The following summarizes the allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Formula allowance	$8,038	$6,590	$6,026	$6,123	$6,845
Specific allowance	209	1,145	1,776	1,888	1,360
Unallocated allowance	275	173	593	1,256	697
Total allowance	$8,522	$7,908	$8,395	$9,267	$8,902

The total formula allowance has increased in the current period as a result of increased loan balances, qualitative adjustments for COVID-19, and the allowance attributed to student loans.

No loans were classified as doubtful at December 31, 2020 or December 31, 2019.

The accrual of interest income on loans is discontinued when reasonable doubt exists with respect to the timely collectability of interest or principal due to the inability of the borrower to comply with the terms of the loan agreement. Outside of student loans, loans are typically placed on nonaccrual status when the payment of principal or interest is 90 days past due or earlier when the conditions warrant. Interest collected thereafter is credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Exceptions may be granted to this policy if the loans are well secured and in the process of collection.

 The following table sets forth nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans (1)	$11,496	$11,697	$12,052	$5,296	$7,264
Accruing restructured loans	535	2,389	3,832	6,084	5,146
Loans, past due 90 days or more, still accruing	513	386	—	485	1,250
Total non-performing loans	12,544	14,472	15,884	11,865	13,660
Other real estate owned	5,004	6,753	5,745	5,745	6,471
Total non-performing assets	$17,548	$21,225	$21,629	$17,610	$20,131

Non-performing loans to total gross loans	1.91%	2.42%	2.70%	1.97%	2.40%
Non-performing assets to total gross loans	2.68%	3.55%	3.68%	2.92%	3.53%
Allowance for loan losses to nonperforming loans	67.94%	54.64%	52.85%	78.10%	65.17%
 (1) Included in nonaccrual loans at December 31, 2020 and 2019 are restructured loans totaling $2,891 and $2,797, respectively.

Non-performing assets at December 31, 2020 decreased $3,677,000 between December 31, 2019 and December 31, 2020, due to decreases of $1,854,000 in accruing restructured loans, decreases of $201,000 in nonaccrual loans, and decreases in other real estate owned, offset by a slight increase in loans past due more than 90 days and still accruing.

Non-performing assets decreased $404,000 between December 31, 2018 and December 31, 2019, due to decreases of $1,443,000 in accruing restructured loans and decreases of $355,000 in nonaccrual loans, offset by increases in other real estate owned and loans past due more than 90 days and still accruing.

The following table summarizes various nonperforming components of the loan portfolio as compared to total loans for the periods shown.

(In thousands)	December 31, 2020	December 31, 2019
Provision for credit losses during period	$2,769	$20
Allowance as % of nonperforming loans	67.94%	54.64%
Nonperforming loans as % total loans	1.91%	2.42%
Restructured loans as % total loans	0.52%	0.87%

In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to specific loans.

Management continues to monitor and reduce the level of problem assets by working with borrowers to identify options, such as loan restructures, which may help borrowers facing difficulties. Restructured loan numbers have been greatly reduced over the last four years. Net loan charge-offs during the year ended December 31, 2020 totaled $2,155,000, as compared to net loan charge-offs of $507,000 for the year ended December 31, 2019. Approximately 49 loans were charged-off during the year ended December 31, 2020, compared to 28 loans during the year ended December 31, 2019. Net loan charge-offs totaling $2,155,000 during the year ended December 31, 2020, included $494,000 in net charge-offs during the quarter ended March 31, 2020, $686,000 in net charge-offs during the quarter ended June 30, 2020, $158,000 in net charge-offs during the quarter ended September 30, 2020, and $817,000 in net charge-offs during the fourth quarter of 2020. Charge-offs of $1,947,000 during the year were related to the student loan portfolio. The percentage of net charge-offs to average loans was 0.34%, for the year ended December 31, 2020.

The loan portfolio increased from $597,374,000 at December 31, 2019 to $655,411,000 at December 31, 2020. Nonperforming loans decreased to $12,544,000 at December 31, 2020, from $14,472,000 at December 31, 2019. Nonaccrual loans and accruing restructured loans are included in nonperforming loans. During the same period, total impaired and classified loans decreased from $17,664,000 at December 31, 2019, to $13,390,000 at December 31, 2020.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance		Change
(In thousands)	December 31, 2020	December 31, 2019	2019-2020
Commercial and industrial	$—	$75	$(75)
Real estate - mortgage	—	—	—
Real estate - construction	11,057	11,478	(421)
Agricultural	439	144	295
Total Nonaccrual Loans	$11,496	$11,697	$(201)

Loans past due more than 30 days receive management attention and are monitored for increased risk. As of December 31, 2020 and 2019 loans past due more than 30 days totaled $11,126,000 and $12,355,000, respectively. Impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

Except for the loans included in the above tables, there were no loans at December 31, 2020, where the known credit problems of a borrower made doubtful the ability of such borrower to comply with the present loan repayment terms resulting in such loan being included as nonaccrual, past due, or restructured at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2020, include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, Union Bank, and from the Federal Reserve Bank totaling $381,669,000.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2020 and 2019, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2020	$294,069
December 31, 2019	$218,995
Cash and cash equivalents increased $75,074,000 during the year ended December 31, 2020, and increased $1,342,000 during the year ended December 31, 2019.

The Company had a net cash inflow from operations of $13,800,000 for the year ended December 31, 2020, and a net cash inflow from operations totaling $16,160,000 for the period ended December 31, 2019. The Company experienced net cash outflows from investing activities totaling $65,547,000 and net cash outflows of $22,763,000 during the years ended December 31, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2020 and 2019, the Company experienced net cash inflows from financing activities totaling $126,821,000 and $5,261,000, respectively, as increases in deposits outweighed purchases of available for sale securities and loan growth.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or systemic financial market crisis. In addition to unused lines of credit from other banks totaling $381,669,000, the contingency plan includes identified funding sources and steps to be taken if liquidity ratios fall or are projected to fall below policy limits for an extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 25% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank's ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

1)Local core deposits are the Company’s primary funding source. The Company works to attract these deposits through service-related and competitive pricing tactics. Other liquidity funding sources are considered if local core deposits are not attractive due to maturity or pricing.
2)Unsecured Federal Funds lines with correspondent banks may be used to fund short-term peaks in loan demand or deposit run-off. Currently, unsecured borrowing lines with correspondents are limited and may not be reliable for long periods of time or in times of economic stress.
3)Other funding sources such as secured credit lines with the Federal Home Loan Bank or the Federal Reserve may be used for longer periods. These credit lines are collateralized by investment securities and pledged loans. The Company utilizes specific loan pledging with the Federal Reserve to better ensure the continued availability of those lines of credit.
4)The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2020, the Company had available credit of $336,788,000 from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole. This credit facility may not be competitively priced under certain economic conditions. As such, the Company does not expect to use this facility except for short periods, but does consider this to be a key contingency funding source.
5)As long as the Bank remains “Well Capitalized,” the Company may rely on brokered deposits when core deposit rates are higher in the marketplace or maturity structures are not desirable. The Company’s current policy limit for brokered deposits is 25% of total deposits. The Company may also utilize other wholesale deposit sources such as memberships that advertise the Bank’s time deposit rates to other subscribers such as banks and credit unions. The Company’s current policy limit on other wholesale deposits is 25% of total deposits.
6)The Bank may sell whole loans or participations in loans to provide additional liquidity. During economic downturns or other crisis events, these funding sources may be difficult to achieve in a short period of time or at a reasonable price. As such, this strategy is better used as a long-term asset/liability management tool to effectively balance assets and liabilities in order to reduce liquidity risk.
7)The Company currently holds Bank-Owned Life Insurance (BOLI) and Corporate-Owned Life Insurance (COLI) policies issued by highly rated insurance companies. These policies may be sold to increase liquidity.
8)The Company owns certain real estate including its administration building and several of its branches. These may be sold and vacated or leased back from the purchaser after sale to provide additional liquidity if needed. The sales process may require substantial time to complete, and may have an adverse impact on earnings depending on market rates and other factors at the time of sale.

9)Investments nearing maturity may be sold to meet temporary funding needs but may need to be replaced to maintain liquidity ratios within acceptable limits. At the current time approximately half of the investment portfolio is pledged to secure public deposits and borrowing lines. The Company seeks to maintain an investment-graded securities portfolio to ensure quality collateral for pledging against borrowing lines of credit as well as to provide liquidity in times of need.

The Company's liquid asset base, which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at levels deemed sufficient to provide the cash necessary to fund loan growth and deposit runoff. Included in this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2020, loans represented 59.89% of total assets and accounted for a loan to deposit ratio of 68.69%, as compared to 62.34% of total assets and a loan to deposit ratio of 72.90% at December 31, 2019. Liquid assets at December 31, 2020 include cash and cash equivalents totaling $294,069,000, as compared to $218,995,000 at December 31, 2019.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprised approximately 97.77% of total deposits at December 31, 2020, provide a significant and stable funding source for the Company.  At December 31, 2020, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, Union Bank and the Federal Reserve Bank totaling $381,669,000 were collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $517,516,000 at December 31, 2020. For a further discussion of the Company’s borrowing lines, see “Short Term Borrowings” in the Financial Condition section of Management's Discussion and Analysis.

The liquidity of the parent company, United Security Bancshares, is separate from the Bank and is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California and federal and state banking regulations. During the years ended December 31, 2020 and December 31, 2019, the Bank paid $8,025,000 and $8,346,000 in cash dividends to the parent company, respectively.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholders' equity to total tangible assets equal to or greater than 9%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.2% and 12.7% at December 31, 2020 and 2019, respectively.

For a more detailed discussion of the capital adequacy requirements, see “Item 1 - Business - Supervision and Regulation - The Holding Company - Capital Adequacy” and “Item 1 - Business - Supervision and Regulation - The Bank - Capital Standards.”

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2020 and 2019, as well as the minimum capital requirements under the regulatory guidelines:

	Ratios at December 31, 2020	Ratios at December 31, 2019	Minimum Requirement to be Well Capitalized (3)	Minimum requirement for Community Bank Leverage Ratio (2) (4)
Total capital to risk weighted assets (1)
Company	N/A	17.98%	10.00%	N/A
Bank	N/A	17.78%	10.00%	N/A
Tier 1 capital to risk-weighted assets (1)
Company	N/A	16.81%	8.00%	N/A
Bank	N/A	16.61%	8.00%	N/A
Common equity tier 1 capital to risk-weighted assets (1)
Company	N/A	15.39%	6.50%	N/A
Bank	N/A	16.61%	6.50%	N/A
Tier 1 capital to adjusted average assets ("Leverage Ratio")
Company	11.37%	12.82%	5.00%	8.00%
Bank	11.17%	12.83%	5.00%	8.00%
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

As of December 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

During the year ended December 31, 2020, the Holding Company paid $7,468,000 in cash dividends to shareholders. The Bank paid cash dividends of $8,025,000 to the Holding Company in order to fund the Holding Company's operating costs, payments of interest on junior subordinated debentures, estimated tax payments, and cash dividends paid to shareholders. The balance of junior subordinated debentures remained at $12.0 million for the years ended December 31, 2020 and December 31, 2019.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in California state banking law and administered by the California Department of Financial Protection and Innovation ("DFPI"). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the DFPI, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the DFPI. Notwithstanding the foregoing, if the DFPI finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the DFPI may prevent the bank from paying a dividend. The FRB may also limit dividends paid by the Bank.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At December 31, 2020, the Bank was not subject to a reserve requirement.

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2020 and 2019

Consolidated Statements of Income -
Years Ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income -
Years Ended December 31, 2020 and 2019

Consolidated Statements Changes in Shareholders' Equity -
Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows -
Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares, including its consolidated subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of
December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
United Security Bancshares and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for Credit losses balance was $8.5 million at December 31, 2020. The allowance for credit losses is maintained to provide for estimated inherent losses based on evaluating risks in the loan portfolio and is based upon the Company’s analysis of the factors underlying the quality of the loan portfolio. These factors are based on the Company’s historical loss experience and on the internal risk grade of those loans, and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Significant factors include amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions may be susceptible to significant variations.

We identified management’s risk classification of loans and significant factors that affect the collectability of the portfolio, or qualitative and environmental factors, both of which are used in the allowance for credit losses calculation, as a critical audit matter. The Company groups loans by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. Determination of the risk classifications involves significant management judgement. The qualitative factors affect the collectability of the portfolio as of the evaluation date and include: levels of, and trends in delinquencies and nonaccrual loans, trends in volumes and term of loans, effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off, and recovery, experience, ability, and depth of lending management and staff, national and local economic trends and conditions; and concentrations of credit that might affect loss experience across one or more components of the portfolio, including high-balance loan concentrations and participations. Auditing management’s judgments regarding the determination of risk ratings and qualitative factors applied to the allowance for credit losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding of controls relating to management’s calculation of the Allowance for Credit Losses
•Testing a risk-based targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable.
•Obtaining management’s analysis and supporting documentation related to the qualitative and environmental factors, and testing whether the qualitative and environmental factors used in the calculation of the allowance for credit losses are supported by the analysis provided by management.
•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of the loan risk ratings determined by management and used in the calculation, application of the qualitative and environmental determined by management and used in the calculation, and recalculation of the Allowance for Credit Losses balance.

Goodwill Impairment

As described in Notes 1 and 20 to the consolidated financial statements, the Company’s goodwill balance was $4.5 million at December 31, 2020, resulting from various business combinations. The Company conducts periodic impairment analysis on goodwill at least annually or more often as conditions require. In conjunction with the Company’s annual evaluation of goodwill impairment, management performed a quantitative evaluation of goodwill impairment. The Company used a third-party valuation specialist to assist management in performing the impairment test, which includes a quantitative analysis evaluating the estimated fair value of the reporting unit.

We identified management’s goodwill impairment testing as a critical audit matter because the methods and underlying assumptions in performing a quantitative test involves high levels of management judgment and in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to management’s valuation methods and significant assumptions.

The primary procedures we performed to address this critical audit matter included:

•We validated completeness and accuracy of the inputs and historical data used in the analyses.
•We validated the accuracy of the inputs to peer data used in the analysis.
•We evaluated the reasonableness of the cash flow projections utilized in the discounted cash flow calculations by comparing the forecasts to historical results and industry trends.
•We used a valuation specialist to evaluate the methodologies and assumptions used by the Company in the fair value analysis.

/s/ Moss Adams LLP

Sacramento, California
March 5, 2021

We have served as the Company’s auditor since 1999.

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2020 and 2019

(In thousands except shares)	December 31, 2020	December 31, 2019
Assets
Cash and noninterest-bearing deposits in other banks	$29,490	$27,291
Due from Federal Reserve Bank ("FRB")	264,579	191,704
Cash and cash equivalents	294,069	218,995
Investment securities (at fair value)
Available-for-sale ("AFS") securities	82,341	76,312
Marketable equity securities	3,851	3,776
Total investment securities	86,192	80,088
Loans	655,411	597,374
Unearned fees and unamortized loan origination costs - net	(1,064)	(820)
Allowance for credit losses	(8,522)	(7,908)
Net loans	645,825	588,646
Premises and equipment - net	9,110	9,380
Accrued interest receivable	8,164	8,208
Other real estate owned	5,004	6,753
Goodwill	4,488	4,488
Deferred tax assets - net	2,907	3,191
Cash surrender value of life insurance	20,715	20,955
Operating lease right-of-use assets	2,864	3,360
Other assets	13,316	12,855
Total assets	$1,092,654	$956,919
Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$391,897	$311,950
Interest-bearing	560,754	506,412
Total deposits	952,651	818,362
Operating lease liabilities	2,967	3,463
Other liabilities	8,305	8,298
Junior subordinated debentures (at fair value)	10,924	10,808
Total liabilities	974,847	840,931
Commitments and contingencies (Note 14)
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,009,883 at December 31, 2020 and 16,973,885 at December 31, 2019	59,397	58,973
Retained earnings	59,138	57,647
Accumulated other comprehensive loss	(728)	(632)
Total shareholders' equity	117,807	115,988
Total liabilities and shareholders' equity	$1,092,654	$956,919
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2020 and 2019

(In thousands except shares and EPS)	December 31, 2020	December 31, 2019
Interest Income:
Interest and fees on loans	$32,294	$34,605
Interest on investment securities	1,433	1,797
Interest on deposits in FRB	730	4,880
Total interest income	34,457	41,282
Interest Expense:
Interest on deposits	2,014	3,432
Interest on other borrowed funds	276	456
Total interest expense	2,290	3,888
Net Interest Income	32,167	37,394
Provision for Credit Losses	2,769	20
Net Interest Income after Provision for Credit Losses	29,398	37,374
Noninterest Income:
Customer service fees	2,663	3,257
Increase in cash surrender value of bank-owned life insurance	504	528
Unrealized gain on fair value of marketable equity securities	74	117
Gain on proceeds from bank-owned life insurance	310	—
Gain on fair value of junior subordinated debentures	970	1,165
Loss on dissolution of real estate investment trust	—	(115)
Other	653	802
Total noninterest income	5,174	5,754
Noninterest Expense:
Salaries and employee benefits	10,825	11,109
Occupancy expense	3,475	3,332
Data processing	493	583
Professional fees	3,217	3,760
Regulatory assessments	459	164
Director fees	376	373
Correspondent bank service charges	71	57
Net cost on operation and sale of OREO	972	244
Other	2,272	2,237
Total noninterest expense	22,160	21,859
Income Before Provision for Taxes	12,412	21,269
Provision for Taxes on Income	3,451	6,097
Net Income	$8,961	$15,172
Net Income per common share
Basic	$0.53	$0.90
Diluted	$0.53	$0.89
Shares on which net income per common share were based
Basic	16,976,704	16,951,955
Diluted	16,998,584	16,984,796
 See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020 and 2019

	Year Ended December 31,
(In thousands)	2020	2019
Net Income	$8,961	$15,172

Unrealized holdings gains on debt securities	1,143	279
Unrealized loss on unrecognized post-retirement costs	(135)	(307)
Unrealized loss on junior subordinated debentures	(1,144)	(1,826)
Other comprehensive loss, before tax	(136)	(1,854)
Tax expense related to debt securities	(338)	(82)
Tax benefit related to unrecognized post-retirement costs	40	91
Tax benefit related to junior subordinated debentures	338	539
Total other comprehensive loss	(96)	(1,306)
Comprehensive Income	$8,865	$13,866
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2020 and 2019

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2018 (1)	16,946,622	$58,624	$49,942	$674	$109,240
(1) Excludes 59,217 unvested restricted shares

Other comprehensive income				(1,306)	(1,306)
Dividends on common stock ($0.33 per share)			(5,599)		(2,870)
Dividends payable ($0.11 per share)			(1,868)		(1,182)
Restricted stock units released	27,263
Stock-based compensation expense		349			349
Net Income			15,172		15,172
Balance December 31, 2019 (2)	16,973,885	58,973	57,647	(632)	115,988
(2) Excludes 35,572 unvested restricted shares

Other comprehensive loss				(96)	(96)
Dividends on common stock ($0.33 per share)			(5,600)		(5,600)
Dividends payable ($0.11 per share)			(1,870)		(1,870)
Restricted stock units released	35,998
Tax benefit from restricted stock units released		(1)			(1)
Stock-based compensation expense		425			425
Net Income			8,961		8,961
Balance December 31, 2020 (3)	17,009,883	$59,397	$59,138	$(728)	$117,807
(3) Excludes 11,924 unvested restricted shares
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2020 and 2019

(In thousands)	December 31, 2020	December 31, 2019
Cash Flows From Operating Activities:
Net Income	$8,961	$15,172
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,769	20
Depreciation and amortization	1,411	1,402
Amortization of operating lease right-of-use assets	(600)	(741)
Amortization of premium/discount on investment securities, net	1,073	713
Decrease in accrued interest receivable	44	133
(Decrease) increase in accrued interest payable	(27)	2
Decrease in unearned fees and unamortized loan origination costs, net	244	701
Decrease (increase) in income taxes receivable	367	(337)
Stock-based compensation expense	425	349
Recovery of provision for deferred income taxes	324	533
(Decrease) increase in accounts payable and accrued liabilities	(160)	212
Loss on dissolution of real estate investment trust	—	115
Write down on other real estate owned	727	—
Loss on sale of other real estate owned	113	—
Unrealized gain on marketable equity securities	(74)	(117)
Gain on fair value option of junior subordinated debentures	(970)	(1,165)
Gain on bank owned life insurance	(310)	—
Increase in surrender value of bank-owned life insurance	(504)	(528)
Gain on sale of premises and equipment	—	(1)
Net increase in other assets	(13)	(303)
Net cash provided by operating activities	13,800	16,160
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(45)	(52)
Principal payments on available-for-sale securities	23,055	17,510
Purchases of available-for-sale securities	(29,016)	(27,830)
Purchase of company-owned life insurance	(220)	(220)
Net increase in loans	(60,192)	(10,956)
Cash proceeds from sales of other real estate owned	909	—
Cash proceeds from sales of premises and equipment	—	12
Proceeds from bank owned life insurance	1,243	—
Capital expenditures of premises and equipment	(1,141)	(956)
Investment in limited partnership	(140)	(271)
Net cash used in investing activities	(65,547)	(22,763)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	138,171	29,751
Net decrease in time deposits	(3,882)	(17,032)
Dividends on common stock	(7,468)	(7,458)
Net cash provided by financing activities	126,821	5,261
Net increase (decrease) in cash and cash equivalents	75,074	(1,342)
Cash and cash equivalents at beginning of year	218,995	220,337
Cash and cash equivalents at end of year	$294,069	$218,995
See accompanying notes to consolidated statements

Notes to Consolidated Financial Statements

1.Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, with rules and regulations of the Securities and Exchange Commission ("SEC"), and with prevailing practices within the banking industry. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly-owned subsidiaries, United Security Bank and subsidiary (the “Bank”) and USB Capital Trust II (the "Trust"). The Trust is deconsolidated pursuant to ASC 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead they are presented as Junior Subordinated Debentures and are presented as a separate liability category (see Note 10 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

The Bank was founded in 1987 and currently operates twelve branches, one commercial lending office, one consumer lending office, and one construction lending office in an area from eastern Madera County to western Fresno County, as well as Taft and Bakersfield in Kern County, and Campbell in Santa Clara County. The Bank’s primary source of revenue is interest income through providing loans to customers, who are predominantly small and middle-market businesses and individuals.  The Bank engages in a full compliment of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural and consumer loans, with particular emphasis on short and medium term obligations.

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

York Monterey Properties, Inc. (“YMP”) was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, loan foreclosures in Monterey County. These properties exceeded the 10-year holding period for other real estate owned, or “OREO.” YMP was funded with a $250,000 cash investment and the transfer of those parcels by the Bank to YMP. As of December 31, 2020, these properties are included within the consolidated balance sheets as part of “other real estate owned.”

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

a.Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2020 or 2019, or at December 31, 2020 and 2019. All cash and cash equivalents have maturities when purchased of three months or less.
b.Securities - Debt securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from net income and reported, net of tax, as a separate component of comprehensive income and shareholders’ equity. Debt securities classified as held to maturity are carried at amortized cost.  Gains and losses on disposition are reported using the specific identification method for the adjusted basis of the securities sold. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

The Company classifies its debt securities as available for sale or held to maturity, and periodically reviews its investment portfolio on an individual security basis.  Securities that are to be held for indefinite periods of time (including, but not limited to, those that management intends to use as part of its asset/liability management strategy, and those which may be sold in response to changes in interest rates, changes in prepayments or any such other factors) are classified as securities available for sale. Securities which the Company has the ability and intent to hold to maturity are classified as held to maturity.

Debt securities with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available.  Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between the amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which is recognized in the income statement; and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Equity securities are reported at fair value with gains and losses included in net income on the Consolidated Statement of Operations.

c.Loans - Interest income on loans is credited to income as earned and is calculated by using the simple interest method on the daily balance of the principal amounts outstanding.  Outside of student loans, loans are typically placed on non-accrual status when principal or interest is past due for 90 days and/or when management believes the collection of amounts due is doubtful. Student loans are typically placed on non-accrual status when principal or interest is past due for 120 days. For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed based upon management's assessment of collectability, and interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan.

Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances.  The net deferred fees and costs are generally amortized into interest income over the loan term using the interest method.  Other credit-related fees, such as standby letter of credit fees and loan placement fees are recognized as noninterest income during the period the related service is performed.

d.Allowance for Credit Losses and Reserve for Unfunded Loan Commitments - The allowance for credit losses is maintained to provide for losses that can reasonably be anticipated. The allowance is based on ongoing quarterly assessments of the probable losses inherent in the loan portfolio, and to a lesser extent, unfunded loan commitments. The reserve for unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities. The liability is computed using a methodology similar to that used to determine the allowance for credit losses, modified to take into account the probability of a drawdown on the commitment.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable.

The student loan portfolio is reviewed for allowance adequacy under the same guidelines as other loans in the Company's portfolio, with additional emphasis for specific risks associated with the portfolio. For student loans, principal amounts outstanding also include interest that has been capitalized. Charge-offs and recoveries of amounts that relate to capitalized interest on student loans are treated as principal charge-offs and recoveries, affecting the allowance for loan losses rather than interest income. Capitalized interest earned in the current year is reversed from interest income. Accrued but unpaid interest related to charged-off student loans is reversed against interest income. In general, the Company reserves for a percentage of loans in forbearance and loans rated substandard.

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

e.Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are as follows:

Buildings	31 years	Furniture and equipment	3 -7 years

f.Other Real Estate Owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value is charged to the allowance for credit losses. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense.
g.Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in certain branch acquisitions where the consideration given exceeded the fair value of the net assets acquired.

Goodwill amounts resulting from acquisitions are considered to have an indefinite life and are not amortized. At December 31, 2020, goodwill totaled $4.5 million, held at the Company as the reporting unit. During 2020 and 2019, the Company did not recognize impairment charges on goodwill.

h.Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using the liability method, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Estimates are based on the enacted tax rate of the applicable period.
i.Net Income per Share - Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method to the extent they have a dilutive impact. If applicable, net income per share is retroactively adjusted for all stock dividends declared.
j.Cash Flow Reporting - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, noninterest-bearing amounts due from banks, federal funds sold and securities purchased under agreements to resell.  Federal funds and securities purchased under agreements to resell are generally sold for one-day periods. Net cash flows are reported for interest-bearing deposits with other banks, loans to customers, and deposits held for customers.
k.Transfers of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

l.Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for all share-based payments to employees, including grants of employee stock options and restricted stock units and awards, to be recognized in the consolidated financial statements based on the grant date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2020 and 2019 are $425,000 and $349,000, respectively, of share-based compensation.
m.Federal Home Loan Bank Stock and Federal Reserve Stock - As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Company is required to maintain an investment in capital stock of the FHLB. In addition, as a member of the Federal Reserve Bank of San Francisco ("FRB"), the Company is required to maintain an investment in capital stock of the FRB. The investments in both the FHLB and the FRB are carried at cost in the accompanying consolidated balance sheets under other assets and are subject to certain redemption requirements by the FHLB and FRB. Stock redemptions are at the discretion of the FHLB and FRB.

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

n.Comprehensive Income - Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, unrecognized costs of salary continuation defined benefit plans, and unrealized gains and losses on trust preferred securities. Comprehensive income is presented in the Consolidated Statements of Other Comprehensive Income.
o.Segment Reporting - The Company's operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in California's San Joaquin Valley. Management makes operating decisions and assesses performance based on an ongoing review of the Company's consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.
p.Revenue from Contracts with Customers - The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.
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
q.Leases - The Company recognizes lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements. The Company combines lease and associated non-lease components by class of underlying asset in contract that meet certain criteria. The lease and related non-lease components have the same timing and pattern of transfer, and the lease component, when accounted for on a stand-alone basis, is classified as an operating lease.
r.Recent Accounting Standards Not Yet Adopted:

In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The FASB is issuing this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This original amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In October 2019 FASB unanimously approved a vote to delay the effective date of this Standard to be effective for fiscal years beginning after December 15, 2022. The Company has formed a project team that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. An external provider specializing in community bank loss driver and the Current Expected Credit Loss ("CECL") reserving model design as well as other related consulting services has been retained, and the Company continues to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company has begun to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting beginning in March 2020. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loan portfolio as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on the Company's consolidated financial statements. Additionally, in regard to the recently approved delay in implementation, the Company continues to evaluate its expected implementation date.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements.
s.Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2020. None of the reclassifications had an impact on equity or net income.

2.Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2020 and December 31, 2019:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2020
Securities available for sale:
U.S. Government agencies	$33,800	$142	$(232)	$33,710
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	37,732	722	(9)	38,445
Asset-backed securities	3,871	38	—	3,909
Municipal bonds	1,045	13	—	1,058
Corporate bonds	5,000	219	—	5,219
Total securities available for sale	$81,448	$1,134	$(241)	$82,341
December 31, 2019
Securities available for sale:
U.S. Government agencies	$28,737	$152	$(190)	$28,699
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	47,824	120	(331)	47,613
Total securities available for sale	$76,561	$272	$(521)	$76,312

There were no sales of securities and no gross realized losses or gains on available-for-sale securities during the years ended December 31, 2020 and 2019. There were no other-than-temporary impairment losses during the years ended December 31, 2020 and 2019.

The amortized cost and fair value of securities available for sale at December 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2020
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	491	489
Due after five years through ten years	17,301	17,451
Due after ten years	25,924	25,956
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	37,732	38,445
	$81,448	$82,341
At December 31, 2020 and 2019, available-for-sale securities with an amortized cost of approximately $80,527,000 and $65,874,000 (fair value of $81,420,000 and $65,683,000, respectively) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances, respectively.

The following summarizes temporarily impaired investment securities at December 31, 2020 and 2019:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2020
Securities available for sale:
U.S. Government agencies	$9,013	$(73)	$16,963	$(159)	$25,976	$(232)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30	(1)	1,684	(8)	1,714	(9)
Asset-backed securities	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total impaired securities	$9,043	$(74)	$18,647	$(167)	$27,690	$(241)
December 31, 2019
Securities available for sale:
U.S. Government agencies	$3,961	$(12)	$15,989	$(178)	$19,950	$(190)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,400	(187)	11,244	(144)	36,644	(331)
Total impaired securities	$29,361	$(199)	$27,233	$(322)	$56,594	$(521)

Temporarily impaired securities at December 31, 2020, were comprised of twelve U.S. Government agency securities, and three U.S. Government sponsored entities & agencies collateralized by mortgage obligations. Temporarily impaired securities at December 31, 2019, were comprised of ten U.S. Government agency securities, and nineteen U.S. Government sponsored entities & agencies collateralized by mortgage obligations.

The Company evaluates investment securities for other-than-temporary impairment (OTTI) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities of high credit quality are generally evaluated for OTTI under ASC Topic 320-10, "Investments – Debt and Equity Instruments" and ASC Topic 321, "Investment – Equity Securities".

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

At December 31, 2020, the decline in fair value of the twelve U.S. Government agency securities, and the three U.S. Government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2020.

During the year ended December 31, 2020, the Company recognized $74,000 of unrealized gains related to marketable equity securities, related to one mutual fund, held at December 31, 2020 in the consolidated statements of income. During the year ended December 31, 2019, the Company recognized $117,000 of unrealized gains related to marketable equity securities held at December 31, 2019 in the consolidated statements of income.

The Company had no held-to-maturity or trading securities at December 31, 2020 or December 31, 2019.

3. Loans

Loans are comprised of the following:

(In thousands)	December 31, 2020	December 31, 2019
Commercial and business loans	$37,349	$44,534
Government program loans	10,165	744
Total commercial and industrial	47,514	45,278
Real estate – mortgage:
Commercial real estate	282,951	245,183
Residential mortgages	37,236	45,881
Home improvement and home equity loans	107	173
Total real estate mortgage	320,294	291,237
Real estate construction and development	175,016	138,784
Agricultural	51,079	52,197
Installment and student loans	61,508	69,878
Total loans	$655,411	$597,374

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 7.2% of total loans at December 31, 2020, and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial and industrial loans generally comes from the cash flow of the borrower. Included within the balance of Commercial and industrial loans is $9,547,000 in Paycheck Protection Program ("PPP") loans administrated by the SBA. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Real estate mortgage loans, representing 48.9% of total loans at December 31, 2020, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

Real estate construction and development loans, representing 26.7% of total loans at December 31, 2020, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 7.8% of total loans at December 31, 2020, and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 9.4% of total loans at December 31, 2020 and generally consist of student loans as well as loans to individuals for household, family, and other personal expenditures such as credit cards, automobiles or other consumer items. See Note 4 - Student Loans for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2020 and 2019, these financial instruments include commitments to extend credit of $216,799,000 and $197,559,000, respectively, and standby letters of credit of $3,668,000 and $1,662,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2020	2019
Aggregate amount outstanding, beginning of year	$1,093	$7,408
New loans or advances during year	4,950	2,675
Repayments during year	(4,143)	(8,990)
Aggregate amount outstanding, end of year	$1,900	$1,093
Undisbursed commitments, end of year	$21,000	$12,000

Key terms and conditions for loans to directors, officers, principal shareholders and their affiliates do not differ from that of other borrowers.

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans at December 31, 2020 (in thousands):

December 31, 2020	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$184	$—	$—	$184	37,165	37,349	$—
Government program loans	—	—	—	—	10,165	10,165	—
Total commercial and industrial	184	—	—	184	47,330	47,514	—
Commercial real estate loans	—	—	—	—	282,951	282,951	—
Residential mortgages	—	—	—	—	37,236	37,236	—
Home improvement and home equity loans	—	—	—	—	107	107	—
Total real estate mortgage	—	—	—	—	320,294	320,294	—
Real estate construction and development loans	—	—	8,605	8,605	166,411	175,016	—
Agricultural loans	—	—	439	439	50,640	51,079	—

Installment and student loans	510	875	513	1,898	59,077	60,975	513
Overdraft protection lines	—	—	—	—	29	29	—
Overdrafts	—	—	—	—	504	504	—
Total installment and student loans	510	875	513	1,898	59,610	61,508	513
Total loans	$694	$875	$9,557	$11,126	$644,285	$655,411	$513

The following is a summary of delinquent loans at December 31, 2019 (in thousands):

December 31, 2019	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$568	$—	$75	$643	$43,891	$44,534	$—
Government program loans	—	—	—	—	744	744	—
Total commercial and industrial	568	—	75	643	44,635	45,278	—
Commercial real estate loans	—	—	—	—	245,183	245,183	—
Residential mortgages	28	—	—	28	45,853	45,881	—
Home improvement and home equity loans	—	—	—	—	173	173	—
Total real estate mortgage	28	—	—	28	291,209	291,237	—
Real estate construction and development loans	—	—	8,825	8,825	129,959	138,784	—
Agricultural loans	957	423	144	1,524	50,673	52,197	—

Installment and student loans	292	657	386	1,335	68,280	69,615	386
Overdraft protection lines	—	—	—	—	33	33	—
Overdrafts	—	—	—	—	230	230	—
Total installment and student loans	292	657	386	1,335	68,543	69,878	386
Total loans	$1,845	$1,080	$9,430	$12,355	$585,019	$597,374	$386

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

All loans, outside of student loans, where principal or interest is due and unpaid for 90 days or more are placed on nonaccrual and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income. Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Charge-offs and recoveries of amounts that relate to capitalized interest on student loans are treated as principal charge-offs and recoveries, affecting the allowance for loan losses rather than interest income. Capitalized interest earned in the current year is reversed from interest income. Accrued but unpaid interest related to charged-off student loans is reversed against interest income. In general, the Company reserves for a percentage of loans in forbearance and loans rated substandard.

When a loan is placed on non-accrual status and subsequent payments of interest (and principal) are received, the interest received may be accounted for in two separate ways.

Cost recovery method: If the loan is in doubt as to full collection, the interest received in subsequent payments is diverted from interest income and treated as a reduction of principal for financial reporting purposes.

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2020 and 2019.

The following is a summary of nonaccrual loan balances at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Commercial and business loans	$—	$75
Government program loans	—	—
Total commercial and industrial	—	75

Commercial real estate loans	—	—
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	—

Real estate construction and development loans	11,057	11,478
Agricultural loans	439	144

Installment and student loans	—	—
Total installment and student loans	—	—
Total loans	$11,496	$11,697
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

The following is a summary of impaired loans at December 31, 2020 (in thousands):

December 31, 2020	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$250	$251	$—	$251	$—	$551	$23
Government program loans	214	215	—	215	—	236	14
Total commercial and industrial	464	466	—	466	—	787	37

Commercial real estate loans	874	878	—	878	—	1,822	54
Residential mortgages	365	—	366	366	13	867	17
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	1,239	878	366	1,244	13	2,689	71

Real estate construction and development loans	11,057	11,057	—	11,057	—	11,223	252
Agricultural loans	610	293	316	609	196	675	39

Installment and student loans	—	—	—	—	—	—	—
Total installment and student loans	—	—	—	—	—	—	—
Total impaired loans	$13,370	$12,694	$682	$13,376	$209	$15,374	$399
(1) The recorded investment in loans includes accrued interest receivable of $6.
(2) Information is based on the year ended December 31, 2020.

The following is a summary of impaired loans at December 31, 2019 (in thousands).

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$1,484	$368	$1,128	$1,496	$606	$1,930	$116
Government program loans	257	258	—	258	—	275	18
Total commercial and industrial	1,741	626	1,128	1,754	606	2,205	134

Commercial real estate loans	2,073	1,181	902	2,083	263	2,031	123
Residential mortgages	1,060	517	546	1,063	20	1,577	56
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	3,133	1,698	1,448	3,146	283	3,608	179

Real estate construction and development loans	11,478	11,478	—	11,478	—	11,572	231
Agricultural loans	684	262	432	694	256	726	57

Installment and student loans	—	—	—	—	—	14	—
Total installment and student loans	—	—	—	—	—	14	—
Total impaired loans	$17,036	$14,064	$3,008	$17,072	$1,145	$18,125	$601
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

There was one new TDR and no defaults during the year ended December 31, 2020. Additionally there were no modifications or defaults during the year ended December 31, 2019.

The following tables illustrate TDR modification activity for the year ended December 31, 2020 (in thousands):

Year ended December 31, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and business loans	—	$—	$—	—	$—
Government program loans	—	—	—	—	—
Commercial real estate term loans	—	—	—	—	—
Single family residential loans	—	—	—	—	—
Home improvement and home equity loans	—	—	—	—	—
Real estate construction and development loans	—	—	—	—	—
Agricultural loans	1	179	179	—	—
Installment and student loans	—	—	—	—	—
Overdraft protection lines	—	—	—	—	—
Total loans	1	$179	$179	—	$—

The following tables summarizes all TDR activity by loan category for the years ended December 31, 2020 and 2019 (in thousands).

Twelve Months Ended December 31, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$9	$898	$1,060	$—	$2,654	$566	$—	$5,187

Defaults	—	—	—	—	—	—	—	—
Additions	—	—	—	—	—	179	—	179

Principal reductions	(9)	(898)	(695)	—	(202)	(136)	—	(1,940)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$365	$—	$2,452	$609	$—	$3,426

Allowance for loan loss	$—	$—	$13	$—	$—	$196	$—	$209

Twelve Months Ended December 31, 2019	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$75	$1,305	$2,029	$—	$2,838	$812	$—	$7,059

Defaults	—	—	—	—	—	—	—	—

Principal reductions	(66)	(407)	(969)	—	(184)	(210)	—	(1,836)
Charge-offs	—	—		$—	$—	$(36)	$—	(36)

Ending balance	$9	$898	$1,060	$—	$2,654	$566	$—	$5,187

Allowance for loan loss	$—	$262	$20	$—	$—	$256	$—	$538

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At December 31, 2020, the Company had 7 restructured loans totaling $3,426,000, as compared to 13 restructured loans totaling $5,187,000 at December 31, 2019. The Company had no unfunded commitments outstanding for TDRs at December 31, 2020 and December 31, 2019.

The Company is working with customers directly affected by COVID-19. The Company has offered and continues to be prepared to offer short-term assistance. Throughout 2020 the company made $69,800,000 in COVID-19 related modifications, which were generally no more than six months in duration and were not considered troubled debt restructurings. As of December 31, 2020, the Company had one payment modification outstanding with a loan balance of $12,500,000 in connection with the COVID-19 relief provided by the CARES Act.

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2020 and 2019. The Company did not carry any loans graded as loss at December 31, 2020 or December 31, 2019:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2020
(In thousands)
Grades 1 and 2	$9,811	$—	$—	$30	$9,841
Grade 3	—	519	—	—	519
Grades 4 and 5 – pass	35,919	267,215	163,959	49,006	516,099
Grade 6 – special mention	1,307	14,343	—	1,434	17,084
Grade 7 – substandard	477	874	11,057	609	13,017
Grade 8 – doubtful	—	—	—	—	—
Total	$47,514	$282,951	$175,016	$51,079	$556,560

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2019
(In thousands)
Grades 1 and 2	$278	$2,806	$—	$—	$3,084
Grade 3	—	981	—	—	981
Grades 4 and 5 – pass	41,757	238,612	126,308	50,234	456,911
Grade 6 – special mention	919	1,608	998	1,279	4,804
Grade 7 – substandard	2,324	1,176	11,478	684	15,662
Grade 8 – doubtful	—	—	—	—	—
Total	$45,278	$245,183	$138,784	$52,197	$481,442

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse. Within the student loan portfolio, the Company does not grade these loans individually, but monitors credit quality indicators such as delinquency and program defined status codes such as forbearance.

The following table summarizes the credit risk ratings for consumer related loans and other homogeneous loans for December 31, 2020 and 2019 (in thousands):

	December 31, 2020				December 31, 2019
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total

Not graded	$27,484	$92	$60,414	$87,990	$33,059	$155	$68,752	$101,966
Pass	9,752	15	570	10,337	12,542	18	740	13,300
Special Mention	—	—	11	11	88	—	386	474
Substandard	—	—	513	513	192	—	—	192
Doubtful	—	—	—	—	—	—	—	—
Total	$37,236	$107	$61,508	$98,851	$45,881	$173	$69,878	$115,932

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

COVID-19 – As a result of the current economic environment caused by the COVID-19 virus, the Company has engaged in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. While the Company has not yet experienced any charge-offs related to COVID-19, the allowance for credit loss and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from significant increase in unemployment and weakened economy in our markets.

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2020 and 2019 (in thousands).

December 31, 2020	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total

Beginning balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908
(Recovery of provision) provision for credit losses	(726)	(227)	1,235	(50)	2,435	102	2,769

Charge-offs	—	(1)	(358)	—	(1,961)	—	(2,320)
Recoveries	29	91	37	—	8	—	165
Net recoveries (charge-offs)	29	90	(321)	—	(1,953)	—	(2,155)

Ending balance	$625	$575	$3,722	$711	$2,614	$275	$8,522
Period-end amount allocated to:
Loans individually evaluated for impairment	—	13	—	196	—	—	209
Loans collectively evaluated for impairment	625	562	3,722	515	2,614	275	8,313
Ending balance	$625	$575	$3,722	$711	$2,614	$275	$8,522

December 31, 2019	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development	Agricultural	Installment	Unallocated	Total

Beginning balance	$1,673	$1,015	$2,424	$1,131	$1,559	$593	$8,395
Provision (recovery of provision) for credit losses	(421)	(352)	384	(334)	1,163	(420)	20

Charge-offs	—	(16)	—	(36)	(761)	—	(813)
Recoveries	70	65	—	0	171	—	306
Net recoveries (charge-offs)	70	49	—	(36)	(590)	—	(507)

Ending balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908
Period-end amount allocated to:
Loans individually evaluated for impairment	606	283	—	256	—	—	1,145
Loans collectively evaluated for impairment	716	429	2,808	505	2,132	173	6,763
Ending balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908

The following summarizes information with respect to the loan balances at December 31, 2020 and 2019.

	December 31, 2020
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and business loans	$251	$37,098	$37,349
Government program loans	215	9,950	10,165
Total commercial and industrial	466	47,048	47,514

Commercial real estate loans	878	282,073	282,951
Residential mortgage loans	366	36,870	37,236
Home improvement and home equity loans	—	107	107
Total real estate mortgage	1,244	319,050	320,294

Real estate construction and development loans	11,057	163,959	175,016

Agricultural loans	609	50,470	51,079

Installment and student loans	—	61,508	61,508
Total loans	$13,376	$642,035	$655,411

	December 31, 2019
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and business loans	$1,496	$43,038	$44,534
Government program loans	258	486	744
Total commercial and industrial	1,754	43,524	45,278

Commercial real estate loans	2,083	243,100	245,183
Residential mortgage loans	1,063	44,818	45,881
Home improvement and home equity loans	—	173	173
Total real estate mortgage	3,146	288,091	291,237

Real estate construction and development loans	11,478	127,306	138,784

Agricultural loans	694	51,503	52,197

Installment and student loans	—	69,878	69,878
Total loans	$17,072	$580,302	$597,374
4.Student Loans

Included in installment loans are $57,385,000 and $65,800,000 in student loans at December 31, 2020 and 2019 made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency, or fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $3,201,000 at December 31, 2020 and $4,689,000 at December 31, 2019. At December 31, 2020 there were 944 loans within repayment, deferment, and forbearance which represented $28,906,000, $7,407,000, and $7,179,000, respectively. At December 31, 2019, there were 855 loans within repayment, deferment, and forbearance which represented $24,986,000, $4,392,000 and $10,626,000, respectively. As of December 31, 2020 and December 31, 2019, the reserve against the student loan portfolio was $2,546,000 and $2,091,000, respectively. There were no TDRs within the portfolio as of December 31, 2020 or December 31, 2019. At December 31, 2020 and December 31, 2019, student loans totaling $513,000 were included in the substandard category and $386,000 in the special mention category, respectively.

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

The following tables summarize the credit quality indicators for outstanding student loans as of December 31, 2020 and December 31, 2019 (in 000's, except for number of borrowers):

	December 31, 2020			December 31, 2019
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	319	$12,905	$3,201	601	$24,198	$4,689
Grace	34	988	719	49	1,598	394
Repayment	623	28,906	292	507	24,986	203
Deferment	187	7,407	209	124	4,392	204
Forbearance	134	7,179	553	224	10,626	188
Total	1,297	$57,385	$4,974	1,505	$65,800	$5,678

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the year ended December 31, 2020, $125,000 in accrued interest receivable was reversed due to charge-offs of $1,947,000 within the student loan portfolio. For the year ended December 31, 2019, $43,000 in accrued interest receivable was reversed due to charge-offs of $740,000 within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of December 31, 2020 and December 31, 2019 (in 000's, except for number of borrowers):

	December 31, 2020		December 31, 2019
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	304	$34,188	295	$34,277
31 - 60 days	4	510	4	292
61 - 90 days	10	875	7	657
Greater than 90 days	5	513	6	386
Total	323	$36,086	312	$35,612

5.Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2020	December 31, 2019
Land	$968	$968
Buildings and improvements	16,111	15,868
Furniture and equipment	9,921	9,372
	27,000	26,208
Less accumulated depreciation and amortization	(17,890)	(16,828)
Total premises and equipment	$9,110	$9,380

The depreciation expense on Company premises and equipment totaled $1,411,000 and $1,402,000, for the years ended December 31, 2020 and 2019, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

6.Investment in Limited Partnership

The Bank owns a 3.01% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital. At December 31, 2020 and December 31, 2019, the total investment in this limited partnership was $2,322,000, and $2,183,000, respectively. The investment is accounted for under the cost method. No income was recognized for the years ended December 31, 2020 and 2019. Remaining unfunded commitments as of December 31, 2020 and 2019 totaled $2,239,000 and $2,817,000, respectively.

7.Deposits

Deposits include the following:

(In thousands)	December 31, 2020	December 31, 2019
Noninterest-bearing deposits	$391,897	$311,950
Interest-bearing deposits:
NOW and money market accounts	402,565	360,934
Savings accounts	96,669	80,078
Time deposits:
Under $250,000	40,303	44,926
$250,000 and over	21,217	20,474
Total interest-bearing deposits	560,754	506,412
Total deposits	$952,651	$818,362

At December 31, 2020, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2020	December 31, 2019
One year or less	$49,253	$46,103
More than one year, but less than or equal to two years	10,577	16,563
More than two years, but less than or equal to three years	1,021	1,617
More than three years, but less than or equal to four years	184	882
More than four years, but less than or equal to five years	385	135
Greater than five years	100	100
	$61,520	$65,400

Deposit balances representing overdrafts reclassified as loan balances totaled $506,000 and $230,000 as of December 31, 2020 and 2019, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $11,192,000 and $6,809,000 at December 31, 2020 and 2019, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

8.Short-term Borrowings/Other Borrowings

At December 31, 2020, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $336,788,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $4,881,000. At December 31, 2020, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB) and Union Bank totaling $10,000,000 each and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of December 31, 2020, $5,294,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $517,516,000 in real-estate secured loans were pledged at December 31, 2020, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2020, and for the year then ended, the Company had no outstanding borrowing balances.

The Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $313,445,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $5,815,000 at December 31, 2019. At December 31, 2019, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB) and Union Bank totaling $10,000,000 each and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of December 31, 2019, $6,201,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $462,937,000 in real-estate secured loans were pledged at December 31, 2019, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2019, and for the year then ended, the Company had no outstanding borrowing balances.

9. Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2030. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of December 31, 2020, the Company had 13 operating leases and no financing leases.

The components of lease expense were as follows:

	Year Ended	Year Ended
(in 000's)	December 31, 2020	December 31, 2019
Operating lease expense	$764	$765
Short-term lease expense	—	—
Variable lease expense	249	205
Sublease income	—	—
Total	$1,013	$970

Supplemental balance sheet information related to leases was as follows:

(in 000's)	December 31, 2020	December 31, 2019
Operating cash flows used in operating leases (years ended)	$764	$741
ROU assets obtained in exchange for new operating lease liabilities	104	3,944
Weighted-average remaining lease terms in years for operating leases	5.85	6.36
Weighted-average discount rate for operating leases	5.16%	5.15%

Maturities of lease liabilities were as follows:

Year Ended
(in 000's)	December 31, 2020
2021	$665
2022	675
2023	674
2024	513
2025	333
Thereafter	580
Total undiscounted cash flows	3,440
Less: present value discount	(473)
Present value of net future minimum lease payments	$2,967

Year Ended
(in 000's)	December 31, 2019
2020	$763
2021	653
2022	663
2023	661
2024	501
Thereafter	826
Total undiscounted cash flows	4,067
Less: present value discount	(604)
Present value of net future minimum lease payments	$3,463

10.Junior Subordinated Debt/Trust Preferred Securities

Effective September 30, 2009 and beginning with the interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities for the allowable five-year period. Interest payments were subsequently resumed at the end of the allowable deferment. In September 2015, the Company redeemed $3.0 million at par value. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of December 31, 2020. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of December 31, 2020, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At December 31, 2020, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with junior subordinated debt. The 3.57% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At December 31, 2020, the total cumulative gain recorded on the debt was $1,586,000.

The net fair value calculation performed as of December 31, 2020 resulted in a pretax loss adjustment of $174,000 for the year ended December 31, 2020, compared to a pretax loss adjustment of $661,000 for the year ended December 31, 2019.

For the year ended December 31, 2020, the $174,000 fair value loss adjustment was separately presented as a $970,000 gain recognized on the consolidated statements of income, and a $1,144,000 loss associated with the instrument-specific credit risk recognized in other comprehensive income. For the year ended December 31, 2019, the $661,000 fair value loss adjustment was separately presented as a $1,165,000 gain recognized on the consolidated statements of income, and a $1,826,000 loss associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

11.Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Credit losses not currently deductible	$2,906	$1,837
Deferred compensation	1,506	1,438
Depreciation	256	180
Accrued reserves	109	120
Write-down on other real estate owned	291	89
Unrealized gain on retirement obligation	325	285
Unrealized gain (loss) on TRUPs	246	(91)
Interest on nonaccrual loans	443	336
Lease liability	875	1,021
Other	467	1,499
Total deferred tax assets	7,424	6,714
Deferred tax liabilities:
State Tax	(211)	(196)
FHLB dividend	(46)	(46)
Loss on limited partnership investment	(1,353)	(1,014)
Deferred gain ASC 825 – fair value option	(771)	(462)
Fair value adjustments for purchase accounting	(98)	(98)
Deferred loan costs	(689)	(548)
Prepaid expenses	(239)	(241)
Unrealized (gain) loss on available for sale securities	(265)	73
Right-of-use asset	(845)	(991)
Total deferred tax liabilities	(4,517)	(3,523)
Net deferred tax assets	$2,907	$3,191

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2020 or December 31, 2019.

Income tax expense for the years ended December 31, consist of the following:

(In thousands)
2020	Federal	State	Total
Current	$1,871	$1,256	$3,127
Deferred	399	(75)	324
	$2,270	$1,181	$3,451
2019
Current	$3,627	$1,937	$5,564
Deferred	269	264	533
	$3,896	$2,201	$6,097

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State franchise tax, net of federal income tax benefit	8.2	8.3
Other	(1.4)	(0.6)
	27.8%	28.7%

The Company periodically reviews its tax positions under the accounting standards related to uncertainty in income taxes, which defines the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term, “more likely than not," means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority. As of December 31, 2020 and 2019, the Company has no uncertain tax positions.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction and California. There are no filings in foreign jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for years before 2017 and 2016 for Federal and California jurisdictions, respectively.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended December 31, 2020 and December 31, 2019 were insignificant.

 On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company

12.Stock Based Compensation

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2020 the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate.

Options and restricted stock units and awards have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options, units, and awards granted are service awards, and are based solely upon fulfilling a requisite service period (the vesting period). At December 31, 2020, the Company had two stock based compensation plans.

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

Under the 2005 Plan, 34,601 granted options are outstanding and vested (34,601 incentive stock options and 0 nonqualified stock options) as of December 31, 2020. No options were granted under this plan during the year ended December 31, 2020.

Under the 2015 Plan, 71,924 granted stock instruments are outstanding as of December 31, 2020, of which 36,000 are exercisable. Of the 71,924 granted stock instruments, 11,924 are restricted stock units and 60,000 are nonqualified stock options.

A summary of the status of the Company's stock option plan and changes during the year are presented below:

	Shares (a)	Weighted Average Exercise Price
Options outstanding December 31, 2019	94,601	$7.87
Granted during the year	—	—
Exercised during the year	—	—
Forfeited during the year	—	—
Options outstanding December 31, 2020	94,601	$7.87

A summary of the status of the Company's restricted stock and changes during the year are presented below:

	Shares (a)	Weighted Average Grant-Date Fair Value
Non-vested units at December 31, 2019	35,572	$9.96
Granted during the year	12,500	9.73
Vested during the year	36,148	9.58
Forfeited during the year	—	—
Non-vested units at December 31, 2020	11,924	$10.85

Included in total outstanding options at December 31, 2020, are 70,601 exercisable shares at a weighted average price of $7.10, a weighted average remaining contract term of 4.75 years and intrinsic value of $108,000.

Included in salaries and employee benefits for the years ended December 31, 2020 and 2019 is $425,000 and $349,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to any year.

As of December 31, 2020 and 2019 there was $147,000 and $226,000, respectively, of total unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 6.68 years.

A summary of the status of the Company's stock option values and activity is presented below:

	December 31, 2020	December 31, 2019
Weighted average grant-date fair value per share of stock options granted	$—	$—
Weighted average fair value of stock options vested	$86,000	$90,000
Total intrinsic value of stock options exercised	$—	$—

As of December 31, 2020 and 2019 there was $106,000 and $300,000, respectively, of total unrecognized compensation expense related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 2.72 years.

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

13.Employee Benefit Plans

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are immediately 100% vested at the time of contribution.  The Company made matching contributions of $250,000 and $256,000 to the 401(k) Plan for the years ended December 31, 2020 and 2019, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of at least 15 years.

Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 32 years. As of December 31, 2020, the Company maintains a total of eleven Salary Continuation agreements.

The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2020 and 2019, $4,731,000 and $4,516,000, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 1.36% and 2.43%, respectively, and is included in other liabilities on the consolidated balance sheets. Salary continuation expense is included in salaries and benefits expense, and totaled $284,000 and $272,000 for the years ended December 31, 2020 and 2019, respectively.

Included within the eleven total Salary Continuation agreements, the Company entered into three separate agreements with officers of the Bank in 2015. The Company accrues for this salary continuation liability based on anticipated years of service and vesting schedules provided under the individual agreements. The three policies are considered individual contracts, and the Company applies guidance contained in ASC Topic 710. Additionally, the Company purchased company owned life insurance (COLI) policies on the life of the officers in connection with the Salary Continuation agreements. The COLI policy premiums are paid over a seven year period. Life insurance premium expense totaled $30,000 and $37,000 for the years ended December 31, 2020 and 2019.

For the eight Salary Continuation agreements in place prior to 2015, the Company recognizes in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs, per the guidance contained in ASC Topic 715 “Compensation”. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the Plan. As of December 31, 2020 and 2019, the Company had approximately $770,000 and $675,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the Plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2020 and 2019.

Officer Supplemental Life Insurance Plan

The Company owns Bank-owned life insurance policies (BOLI) and Company-owned life insurance policies (COLI) on certain officers, including those covered under the Salary Continuation Plan, with a portion of the death benefits available to the officers’ beneficiaries.  The BOLI and COLI initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $20,715,000 and $20,955,000 at December 31, 2020 and 2019, and is included on the consolidated balance sheet in cash surrender value of life insurance. These policies resulted in income, net of expense, of approximately $474,000 and $491,000 for the years ended December 31, 2020 and 2019, respectively. Although the Plan remains unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

14.Commitments and Contingent Liabilities

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

	Contractual amount – December 31,
(In thousands)	2020	2019
Commitments to extend credit	$216,799	$197,559
Standby letters of credit	3,668	1,662

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2020, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $3,668,000.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material to the financial position of the Company.

15.Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the guidance provided by ASC Topic 825 “Fair Value Measurements and Disclosures” which requires the disclosure of fair value information for both on- and off-balance sheet financial instruments where it is practicable to estimate that value.

GAAP guidance clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This guidance applies whenever other accounting pronouncements require or permit fair value measurements.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$86,192	$91,768	$3,851	$87,917	$—
Loans	645,825	636,470	—	—	636,470
Accrued interest receivable	8,164	8,164	—	8,164	—
Financial Liabilities:
Deposits:
Noninterest-bearing	391,897	430,210	430,210	—	—
NOW and money market	402,565	406,707	406,707	—	—
Savings	96,669	94,467	94,467	—	—
Time deposits	61,520	61,519	—	—	61,519
Total deposits	952,651	992,903	931,384	—	61,519
Junior subordinated debt	10,924	10,924	—	—	10,924
Accrued interest payable	—	—	—	—	—

December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$80,088	$80,088	$3,776	$76,312	$—
Loans	588,646	581,695	—	—	581,695
Accrued interest receivable	8,208	8,208	—	8,208	—
Financial Liabilities:
Deposits:
Noninterest-bearing	311,950	311,950	311,950	—	—
NOW and money market	360,934	360,934	360,934	—	—
Savings	80,078	80,078	80,078	—	—
Time deposits	65,400	65,236	—	—	65,236
Total deposits	818,362	818,198	752,962	—	65,236
Junior subordinated debt	10,808	10,808	—	—	10,808
Accrued interest payable	—	—	—	—	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. Government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2020.

The following methods and assumptions were used in estimating the fair values of financial instruments measured at fair value on a recurring and non-recurring basis:

Investments Available for sale and marketable securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data is not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond such as a TBA mortgage to determine a price for the security being valued. Changes in fair market value are recorded through other comprehensive income as the securities are available for sale.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2020 and 2019:

December 31, 2020				December 31, 2019
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	3.57%	Subordinated Debt	Discounted cash flow	Discount Rate	4.46%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2020 (in 000’s):

Description of Assets	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$33,710	$—	$33,710	$—
U.S Govt collateralized mortgage obligations	38,445	—	38,445	—
Asset-backed securities	3,909	—	3,909	—
Municipal bonds	1,058	—	1,058	—
Corporate bonds	5,219	—	5,219	—
Total AFS securities	82,341	—	82,341	—

Marketable equity securities (2)	3,851	3,851	—	—
Impaired Loans (1):
RE construction & development	3,364	—	—	3,364
Total impaired loans	3,364	—	—	3,364

Other real estate owned (1)	5,004	—	—	5,004
Total	$94,560	$3,851	$82,341	$8,368

Description of Liabilities	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,924	$—	$—	$10,924
Total	$10,924	$—	$—	$10,924

(1)Nonrecurring
(2)Recurring

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2020 (in 000's).

December 31, 2020
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
RE construction & development	$3,364	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	7.02%
Other Real Estate Owned:	$5,004	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	13.69%

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
The Company did not record a write-down on other real estate owned during the year ended December 31, 2019.

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period (in 000’s):

	December 31, 2020	December 31, 2019
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,808	$10,155
Total gains included in earnings	(970)	(1,165)
Total losses included in OCI	1,144	1,826
Capitalized interest	(58)	(8)
Ending balance	$10,924	$10,808
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(970)	$(1,165)

16.Supplemental Cash Flow Disclosures

	Year Ended December 31,
(In thousands)	2020	2019
Cash paid during the period for:
Interest	$2,316	$3,887
Income Taxes	3,443	5,910
Noncash activities:
Transfer to other real estate owned	—	1,008
Unrealized losses on junior subordinated debentures	(1,144)	(1,826)
Unrealized gains on available for sale securities	1,143	279
Unrealized losses on unrecognized post retirement costs	(135)	(307)
Cash dividend declared	1,870	1,868
Right-of-use assets and liabilities recognized	104	3,944
Adoption of ASU 2016-02: recognition of lease right-of-use (ROU) asset	—	3,502
Adoption of ASU 2016-02: recognition of lease liability	—	3,593

17.Dividends on Common Stock

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

On December 15, 2020, the Company's Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on January 19, 2021, to shareholders of record as of January 4, 2021. Approximately $1,870,000 was transferred from retained earnings to other liabilities to allow for distribution of the dividend to shareholders.

During 2019, the Company's Board of Directors declared cash dividends of $0.11 on March 26,2019, June 25, 2019, September 24, 2019, and December 17, 2019.

18.Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic net income per share computation with the numerator and the denominator of the diluted net income per share computation.

	Year Ended December 31,
(In thousands, except earnings per share data)	2020	2019
Net income available to common shareholders	$8,961	$15,172
Weighted average shares outstanding	16,976,704	16,951,955
Add: dilutive effect of stock options	21,880	32,841
Weighted average shares outstanding adjusted for potential dilution	16,998,584	16,984,796
Basic earnings per share	$0.53	$0.90
Diluted earnings per share	$0.53	$0.89
Anti-dilutive shares excluded from earnings per share calculation	72,000	60,000

Dilutive income per share includes the effect of stock options, unvested restricted stock awards, and other potentially dilutive securities using the treasury stock method. There is only one form of outstanding common stock. Holders of unvested restricted stock awards do not receive dividends.

19. Common Stock Repurchase Plan

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

The Company did not repurchase any common shares during the years ended December 31, 2020 and 2019.

20.Goodwill and Intangible Assets

At December 31, 2020, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2019. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed interim analyses of goodwill impairment throughout 2020 due to a triggering event of the current stock price falling below the Company's calculated book value. Additionally, the Company determined that the COVID-19 pandemic was a triggering event based on adverse impact on our business and results of operations.

Historically the goodwill analysis had been performed for the specific goodwill assessed to each of the Company's two reporting units, Legacy and Taft, with no impairment recommended to date. As the COVID-19 pandemic took over 2020, the Company had to dramatically evolve its understanding of the economies affecting the business as a whole, and the branches individually. The pandemic also forced the Company to prioritize strategic goals related to technology and branch banking. With this in mind, the Board approved increasing the Company's ITM fleet and modifying the structure of certain branch locations to ITM exclusive locations. The Board’s focus on ITMs represents a change in the Company’s business structure. As a result these factors we consolidated the Taft and Legacy reporting units into a single consolidated Company-level reporting unit. Goodwill as assessed at December 31, 2019 remained unchanged.

At December 31, 2020, the Company performed a quantitative assessment of goodwill, utilizing a third party valuation specialist, and concluded that it is more likely than not that the fair value of the reporting units exceeds the carrying value and no impairment was recommended. However, it is reasonably possible if adverse economic conditions worsen, or recent stock price fluctuation and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may impact the fair value of the Company's goodwill and result in impairment.

21.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	December 31, 2020			December 31, 2019
(in 000's)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(175)	$(675)	$218	$(372)	$(459)	$1,505
Current period comprehensive income (loss)	805	(95)	(806)	197	(216)	(1,287)
Ending balance	$630	$(770)	$(588)	$(175)	$(675)	$218
Accumulated other comprehensive loss			$(728)			$(632)

22.Investment in York Monterey Properties

The Bank wholly-owns the subsidiary York Monterey Properties Inc., organized as a California corporation. The Bank capitalized the subsidiary through a transfer of eight unimproved lots at a historical cost of $5.3 million comprised of approximately 186.97 acres in the York Highlands subdivision of the Monterra Ranch residential development in Monterey County, California ("Properties") together with $250,000 in cash. The Bank transferred the Properties to York Monterey Properties Inc, in order to maintain ownership beyond the ten year regulatory holding period applicable to a national bank. The Bank acquired five of the lots through a non-judicial foreclosure on or about May 29, 2009. In addition, the Bank purchased three of the lots from another bank. The Bank had continuously held the Properties since the date of foreclosure and acquisition. At the time of transfer, the Properties had reached the end of the ten year regulatory holding period limit.

As of December 31, 2020, the Bank's investment in York Monterey Properties Inc. totaled $4,736,000. York Monterey Properties Inc. is included within the consolidated financial statements of the Company, with $4,582,000 of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

23. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2020 and 2019
(In thousands)	2020	2019
Assets
Cash and equivalents	$2,810	$2,659
Investment in bank subsidiary	126,459	124,663
Other assets	1,332	2,025
Total assets	130,601	129,347
Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value)	10,924	10,808
Dividends declared	1,870	1,868
Other liabilities	—	683
Total liabilities	12,794	13,359
Shareholders' Equity:
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,009,883 at December 31, 2020 and 16,973,885 at December 31, 2019	59,397	58,973
Retained earnings	59,138	57,647
Accumulated other comprehensive (loss) income	(728)	(632)
Total shareholders' equity	117,807	115,988
Total liabilities and shareholders' equity	$130,601	$129,347

United Security Bancshares – (parent only)	Year ended December 31,
Income Statements
(In thousands)	2020	2019
Income
Gain (loss) on fair value of junior subordinated debentures	$970	$1,165
Dividends from subsidiary	8,025	8,346
Total income	8,995	9,511
Expense
Interest expense	276	455
Other expense	305	253
Total expense	581	708
Income before taxes and equity in undistributed income of subsidiary	8,414	8,803
Income tax expense	115	135
Equity in undistributed income of subsidiary	662	6,504
Net Income	$8,961	$15,172

United Security Bancshares – (parent only)	Year ended December 31,
Statement of Cash Flows
(In thousands)	2020	2019
Cash Flows From Operating Activities
Net income	$8,961	$15,172
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(662)	(6,504)
Provision for deferred income taxes	54	343
(Gain) loss on fair value of junior subordinated debentures	(970)	(1,165)
Decrease in income tax receivable	51	30
Net change in other assets	185	(56)
Net cash provided by operating activities	7,619	7,820
Cash Flows From Financing Activities
Dividends paid	(7,468)	(7,458)
Net cash used in by financing activities	(7,468)	(7,458)
Net increase in cash and cash equivalents	151	362
Cash and cash equivalents at beginning of year	2,659	2,297
Cash and cash equivalents at end of year	$2,810	$2,659

24. Summary of Quarterly Results of Operations (unaudited)
The following table sets forth the results of operations for the four quarters of 2020 and 2019, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2020 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest income:
Loans, including fees	$8,672	$7,563	$7,713	$8,346
Investment securities, interest bearing cash at Banks	369	405	394	995
Total interest income	9,041	7,968	8,107	9,341
Interest expense	499	500	530	761
Net interest income	8,542	7,468	7,577	8,580
Provision for credit losses	631	4	427	1,707
Net interest income after provision for credit losses	7,911	7,464	7,150	6,873
Noninterest income	467	911	1,216	2,580
Noninterest expense	5,805	5,210	5,554	5,591
Income before provision for taxes	2,573	3,165	2,812	3,862
Provision for taxes on income	651	894	798	1,108
Net income	$1,922	$2,271	$2,014	$2,754
Net income per common share
Basic	$0.11	$0.13	$0.12	$0.16
Diluted	$0.11	$0.13	$0.12	$0.16

	2019 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest income:
Loans, including fees	$8,872	$8,648	$8,443	$8,642
Investment securities, interest bearing cash at Banks	1,266	1,769	1,867	1,775
Total interest income	10,138	10,417	10,310	10,417
Interest expense	862	1,061	1,008	957
Net interest income	9,276	9,356	9,302	9,460
Provision for credit losses	5	5	4	6
Net interest income after provision for credit losses	9,271	9,351	9,298	9,454
Noninterest income	647	1,853	1,731	1,523
Noninterest expense	5,915	5,335	5,262	5,347
Income before provision for taxes	4,003	5,869	5,767	5,630
Provision for taxes on income	1,108	1,696	1,670	1,623
Net income	$2,895	$4,173	$4,097	$4,007
Net income per common share
Basic	$0.17	$0.25	$0.24	$0.24
Diluted	$0.17	$0.25	$0.24	$0.24

25. Regulatory Matters

Capital Adequacy

The Company and Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework, the consolidated Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, includes quantitative measures designed to ensure capital adequacy. The Basel III Rules require the Company and the Bank to maintain (i) a minimum common equity Tier 1 ratio minimum of 4.50 percent plus a 2.50 percent “capital conservation buffer” , (ii) Tier 1 risk-based capital minimum of 6.00 percent plus the capital conservation buffer, (iii) total risk-based capital ratio minimum of 8.00 percent plus the capital conservation buffer and (iv) Tier 1 leverage capital ratio minimum of 4.00 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

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

The final rule became effective January 1, 2020 and banks that meet the qualifying criteria can elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The CARES Act reduced the required community bank leverage ratio to 8% until the earlier of December 31, 2020, or the national emergency is declared over. The federal bank regulatory agencies adopted an interim final rule to implement this change from the CARES Act. The Company and the Bank meet the criteria outlined in the final rule and the interim final rule and adopted the community bank leverage ratio framework in the third quarter 2020. As of December 31, 2020, the Company and Bank met all capital adequacy requirements to which they were subject.

The following table shows the Company's and the Bank's regulatory capital and regulatory capital ratios at December 31, 2020 and 2019 as compared to the applicable capital adequacy guidelines:

	Actual		Minimum requirement for Community Bank Leverage Ratio (2) (4)		For Capital Adequacy Purposes (1) (3)		To be Well Capitalized Under Prompt Corrective Action Provisions (1) (3)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020 (Company):
Tier 1 Leverage (to Average Assets)	$124,507	11.37%	$87,577	8.00%	N/A	N/A	N/A	N/A
As of December 31, 2020 (Bank):
Tier 1 Leverage (to Average Assets)	$122,112	11.17%	$87,491	8.00%	N/A	N/A	N/A	N/A
As of December 31, 2019 (Company):
Total Capital (to Risk Weighted Assets)	$130,936	17.98%	N/A	N/A	$58,275	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	122,476	16.81%	N/A	N/A	43,706	6.00%	N/A	N/A
Common Equity Tier 1 (to Risk Weighted Assets)	112,132	15.39%	N/A	N/A	32,779	4.50%	N/A	N/A
Tier 1 Leverage (to Average Assets)	122,476	12.82%	N/A	N/A	38,190	4.00%	N/A	N/A
As of December 31, 2019 (Bank):
Total Capital (to Risk Weighted Assets)	$129,485	17.78%	N/A	N/A	$58,275	8.00%	$72,843	10.00%
Tier 1 Capital (to Risk Weighted Assets)	121,025	16.61%	N/A	N/A	56,599	6.00%	58,275	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	121,025	16.61%	N/A	N/A	32,779	4.50%	47,348	6.50%
Tier 1 Leverage (to Average Assets)	121,025	12.83%	N/A	N/A	37,733	4.00%	47,737	5.00%
(1) Current data is not applicable as the Bank adopted the Community Bank Leverage Ratio Framework as of the third quarter of 2020.
(2) The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowers this to 8% as described below.
(3) The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(4) If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework

Dividends

Dividends paid to shareholders are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that distributions may be made to shareholders if retained earnings immediately prior to the dividend payment are at least equal to the amount of the proposed distribution or if, immediately after the distribution, the value of assets equals the sum of total liabilities. The primary source of funds with which dividends will be paid to shareholders come from cash dividends received by the Holding Company from the Bank. During the year ended December 31, 2020, the Holding Company paid $7,468,000 in cash dividends to shareholders.

The Bank is subject to dividend restrictions set forth in California state banking law and administered by the DFPI. Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the DFPI, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the DFPI. Notwithstanding the foregoing, if the DFPI finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the DFPI may prevent the bank from paying a dividend. The FRB may also limit dividends paid by the Bank. During the year ended December 31, 2020, the Bank paid cash dividends of $8,025,000 to the Holding Company in order to fund the Holding Company's operating costs, payments of interest on junior subordinated debentures, estimated tax payments, and cash dividends paid to shareholders.

26. Subsequent Events

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s management has determined that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2020. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2020.
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

  None.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders ("Proxy Statement").

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

Item 15 - Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements

The following Consolidated Financial Statements are set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2020 and 2019

Consolidated Statements of Income - Years Ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2020 and 2019

Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows - Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

(a)(2)           Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (5)

10.3	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (2)

10.4	Amended and Restated Change in Control Agreement for David Eytcheson (5)

10.5	USB 2005 Stock Option Plan (3)

10.6	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.7	Executive Salary Continuation Agreement for Bhavneet Gill (5)

10.8	Change in Control Agreement for Bhavneet Gill (5)

10.9	Executive Salary Continuation Agreement for William Yarbenet (5)

10.10	Change in Control Agreement for William Yarbenet (5)

10.11	Employment Agreement for William Yarbenet (5)

10.12	Change in Control Agreement for Robert Oberg (6)

10.13	Executive Salary Continuation Agreement for Robert Oberg (filed herewith)

11.1	Computation of earnings per share

See Note 19 to Consolidated Financial Statements set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) the Consolidated Statements of Income for the years ended December 31, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

United Security Bancshares

March 5, 2021	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 5, 2021	/S/ Bhavneet Gill
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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 5, 2021	/s/ Stanley J. Cavalla
Director

Date:	March 5, 2021	/s/ Tom Ellithorpe
Director

Date:	March 5, 2021	/s/ Benjamin Mackovak
Director

Date:	March 5, 2021	/s/ Kenneth D. Newby
Director

Date:	March 5, 2021	/s/ Sue Quigley
Director

Date:	March 5, 2021	/s/ Mike Woolf
Director

Date:	March 5, 2021	/s/ Nabeel Mahmood
Director

Date:	March 5, 2021	/s/ Brian Tkacz
Director