Form 10-Q
period 2021-03-31
UNITED SECURITY BANCSHARES
filed 2021-04-30
CIK 1137547

Table of Content
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of March 31, 2021: 17,010,288

Table of Content
TABLE OF CONTENTS

Facing Page

Table of Content
PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2021 and December 31, 2020

(in thousands except shares)	March 31, 2021	December 31, 2020
Assets
Cash and non-interest-bearing deposits in other banks	$34,257	$29,490
Due from Federal Reserve Bank ("FRB")	273,652	264,579
Cash and cash equivalents	307,909	294,069
Investment securities (at fair value)
Available-for-sale ("AFS") securities	143,549	82,341
Marketable equity securities	3,791	3,851
Total investment securities	147,340	86,192
Loans	675,694	655,411
Unearned fees and unamortized loan origination costs - net	(1,205)	(1,064)
Allowance for credit losses	(8,549)	(8,522)
Net loans	665,940	645,825
Premises and equipment - net	8,895	9,110
Accrued interest receivable	8,582	8,164
Other real estate owned	4,841	5,004
Goodwill	4,488	4,488
Deferred tax assets - net	3,235	2,907
Cash surrender value of life insurance	21,766	20,715
Operating lease right-of-use assets	2,733	2,864
Other assets	11,207	13,316
Total assets	$1,186,936	$1,092,654

Liabilities & Shareholders' Equity
Liabilities
Deposits
Non-interest-bearing	$429,005	$391,897
Interest-bearing	618,776	560,754
Total deposits	1,047,781	952,651

Operating lease liabilities	2,838	2,967
Other liabilities	8,001	8,305
Junior subordinated debentures (at fair value)	10,983	10,924
Total liabilities	1,069,603	974,847
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,010,288 at March 31, 2021 and 17,009,883 at December 31, 2020	59,443	59,397
Retained earnings	58,673	59,138
Accumulated other comprehensive loss	(783)	(728)
Total shareholders' equity	117,333	117,807
Total liabilities and shareholders' equity	$1,186,936	$1,092,654

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2021	2020
Interest Income:
Interest and fees on loans	$8,071	$8,499
Interest on investment securities	387	428
Interest on deposits in FRB	62	567
Total interest income	8,520	9,494

Interest Expense:
Interest on deposits	427	664
Interest on other borrowed funds	46	97
Total interest expense	473	761

Net Interest Income	8,047	8,733
Provision for Credit Losses	375	1,707
Net Interest Income after Provision for Credit Losses	7,672	7,026

Noninterest Income:
Customer service fees	656	728
Increase in cash surrender value of bank-owned life insurance	132	131
Unrealized (loss) gain on fair value of marketable equity securities	(60)	15
(Loss) gain on fair value of junior subordinated debentures	(1,033)	1,498
Gain on sale of assets	13	—
Other	133	208
Total noninterest (loss) income	(159)	2,580

Noninterest Expense:
Salaries and employee benefits	3,024	2,995
Occupancy expense	856	853
Data processing	87	112
Professional fees	827	855
Regulatory assessments	166	85
Director fees	92	94
Correspondent bank service charges	19	15
Net cost on operation and sale of OREO	25	153
Other	469	582
Total noninterest expense	5,565	5,744

Income Before Provision for Taxes	1,948	3,862
Provision for Taxes on Income	537	1,108
Net Income	$1,411	$2,754

Net Income per common share
Basic	$0.08	$0.16
Diluted	$0.08	$0.16
Shares on which net income per common shares were based
Basic	17,010,131	16,974,100
Diluted	17,026,752	16,994,727

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2021	2020
Net Income	$1,411	$2,754

Unrealized holdings loss on debt securities	(1,074)	(125)
Unrealized gains on unrecognized post-retirement costs	24	20
Unrealized gain on junior subordinated debentures	972	755
Other comprehensive (loss) gain, before tax	(78)	650
Tax benefit related to debt securities	317	37
Tax expense related to unrecognized post-retirement costs	(7)	(6)
Tax expense related to junior subordinated debentures	(287)	(223)
Total other comprehensive (loss) gain	(55)	458
Comprehensive Income	$1,356	$3,212

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2019 (1)	16,973,885	$58,973	$57,647	$(632)	$115,988
(1) Excludes 35,572 unvested restricted shares

Other comprehensive loss				458	458
Dividends payable ($0.11 per share)			(1,867)		(1,867)
Restricted stock units released	350				—
Tax benefit from restricted stock units released		(1)			(1)
Stock-based compensation expense		78			78
Net income			2,754		2,754
Balance March 31, 2020 (2)	16,974,235	$59,050	$58,534	$(174)	$117,410
(2) Excludes 47,572 unvested restricted shares

Other comprehensive loss				(227)	(227)
Dividends payable ($0.11 per share)			(1,866)		(1,866)
Restricted stock units released	3,004				—
Stock-based compensation expense		131			131
Net income			2,012		2,012
Balance June 30, 2020 (3)	16,977,239	$59,181	$58,680	$(401)	$117,460
(3) Excludes 44,568 unvested restricted shares

Other comprehensive loss				81	81
Dividends payable ($0.11 per share)			(1,867)		(1,867)
Stock-based compensation expense		108			108
Net income			2,271		2,271
Balance September 30, 2020 (4)	16,977,239	$59,289	$59,084	$(320)	$118,053
(4) Excludes 44,568 unvested restricted shares

Other comprehensive loss				(408)	(408)
Dividends payable ($0.11 per share)			(1,870)		(1,870)
Restricted stock units released	32,644				—
Stock-based compensation expense		108			108
Net income			1,924		1,924
Balance December 31, 2020 (5)	17,009,883	$59,397	$59,138	$(728)	$117,807
(5) Excludes 11,924 unvested restricted shares

Other comprehensive income				(55)	(55)
Dividends payable ($0.11 per share)			(1,876)		(1,876)
Restricted stock units released	405				—
Stock-based compensation expense		46			46
Net income			1,411		1,411
Balance March 31, 2021 (6)	17,010,288	$59,443	$58,673	$(783)	$117,333
(6) Excludes 41,424 unvested restricted shares

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2021	2020
Cash Flows From Operating Activities:
Net Income	$1,411	$2,754
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	375	1,707
Depreciation and amortization	358	343
Amortization of operating lease right-of-use assets	(129)	(146)
Amortization of premium/discount on investment securities, net	233	219
Increase in accrued interest receivable	(418)	(77)
Increase (decrease) in accrued interest payable	1	(9)
Decrease in accounts payable and accrued liabilities	(290)	(740)
Decrease (increase) in unearned fees and unamortized loan origination costs, net	141	(741)
Decrease in income taxes receivable	842	665
Unrealized loss (gain) on marketable equity securities	60	(15)
Stock-based compensation expense	46	77
(Provision) benefit for deferred income taxes	(18)	666
Loss on sale of other real estate owned	—	113
Increase in cash surrender value of bank-owned life insurance	(132)	(131)
Loss (gain) on fair value option of junior subordinated debentures	1,033	(1,498)
Net decrease in other assets	1,113	1,625
Net cash provided by operating activities	4,626	4,812

Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(68,156)	(23,020)
Principal payments of available-for-sale securities	5,641	5,293
Net increase in loans	(20,631)	(26,886)
Cash proceeds from sales of other real estate owned	163	895
Investment in limited partnership	—	(201)
Purchase of bank-owned life insurance	(920)	—
Capital expenditures of premises and equipment	(143)	(242)
Net cash used in investing activities	(84,046)	(44,161)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	93,779	25,727
Net increase (decrease) in time deposits	1,351	(3,653)
Dividends on common stock	(1,870)	(1,867)
Net cash provided by financing activities	93,260	20,207

Net increase (decrease) in cash and cash equivalents	13,840	(19,142)
Cash and cash equivalents at beginning of period	294,069	218,995
Cash and cash equivalents at end of period	$307,909	$199,853

Table of Content
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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in its 2020 Annual Report on Form 10-K. These interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments in this Update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that included March 12, 2020. The amendments in this Update do not apply to contract modifications made after December 31, 2022. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity may be made at any time after March 12, 2020 but no later than December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements.

Table of Content
2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2021 and December 31, 2020:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
March 31, 2021
Securities available-for-sale:
U.S. Government agencies	$39,394	$187	$(209)	$39,372
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	60,745	670	(168)	61,247
Asset-backed securities	5,630	50	—	5,680
Municipal bonds	32,960	19	(975)	32,004
Corporate bonds	5,000	246	—	5,246
Total securities available for sale	$143,729	$1,172	$(1,352)	$143,549

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2020
Securities available-for-sale:
U.S. Government agencies	$33,800	$142	$(232)	$33,710
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	37,732	722	(9)	38,445
Asset-backed securities	3,871	38	—	3,909
Municipal bonds	1,045	13	—	1,058
Corporate bonds	5,000	219	—	5,219
Total securities available for sale	$81,448	$1,134	$(241)	$82,341

The amortized cost and fair value of securities available for sale at March 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed pay downs.

	March 31, 2021
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$1,759	$1,767
Due after one year through five years	478	477
Due after five years through ten years	32,547	32,223
Due after ten years	48,200	47,835
Collateralized mortgage obligations	60,745	61,247
	$143,729	$143,549

There were no realized gains or losses on sales of available-for-sale securities for the three month periods ended March 31, 2021 and March 31, 2020. There were no other-than-temporary impairment losses for the three month periods ended March 31, 2021 and March 31, 2020.

At March 31, 2021, available-for-sale securities with an amortized cost of approximately $99,622,000 (fair value of $99,776,000) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

Table of Content
The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$—	$—	$24,958	$(209)	$24,958	$(209)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	21,086	(167)	118	(1)	21,204	(168)
Corporate bonds	—	—	—	—	—	—
Municipal bonds	29,286	(975)	—	—	29,286	(975)
Asset-backed securities	—	—	—	—	—	—
Total impaired securities	$50,372	$(1,142)	$25,076	$(210)	$75,448	$(1,352)

December 31, 2020
Securities available for sale:
U.S. Government agencies	$9,013	$(73)	$16,963	$(159)	$25,976	$(232)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30	(1)	1,684	(8)	1,714	(9)
Corporate bonds	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Total impaired securities	$9,043	$(74)	$18,647	$(167)	$27,690	$(241)

Temporarily impaired securities at March 31, 2021, were comprised of thirty-one municipal bonds, twelve U.S. government agency securities, and seven U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

Table of Content
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

At March 31, 2021, the decline in fair value of the thirty-one municipal bonds, twelve U.S. government agency securities, and the seven U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not intend to sell these impaired securities, and it is more likely than not that it will not be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021.

During the quarters ended March 31, 2021 and 2020, the Company recognized $60,000 in unrealized holding losses and $15,000 of unrealized holding gains related to equity securities in the consolidated statements of income, respectively.

The Company had no held-to-maturity or trading securities at March 31, 2021 or December 31, 2020.

3.Loans

Loans are comprised of the following:

(in 000's)	March 31, 2021	December 31, 2020
Commercial and industrial:
Commercial and business loans	$33,563	$37,349
Government program loans	13,743	10,165
Total commercial and industrial	47,306	47,514
Real estate mortgage:
Commercial real estate	294,561	282,951
Residential mortgages	33,601	37,236
Home improvement and home equity loans	101	107
Total real estate mortgage	328,263	320,294
Real estate construction and development	190,091	175,016
Agricultural	51,704	51,079
Installment and student loans	58,330	61,508
Total loans	$675,694	$655,411

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 7.0% of total loans at March 31, 2021 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Included within the balance of Commercial and industrial loans is $12,335,000 in Paycheck Protection Program ("PPP") loans administrated by the SBA. PPP loans have a two or five year term and earn interest at 1%. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The fees are recognized as income over the contractual life of the loan. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Table of Content
Real estate mortgage loans, representing 48.6% of total loans at March 31, 2021, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 28.1% of total loans at March 31, 2021, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 7.7% of total loans at March 31, 2021 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 8.6% of total loans at March 31, 2021 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See "Note 4 - Student Loans" for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2021 and December 31, 2020, these financial instruments include commitments to extend credit of $222,343,000 and $216,799,000, respectively, and standby letters of credit of $3,543,000 and $3,668,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Table of Content
Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans at March 31, 2021 (in 000's):

March 31, 2021	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$33,563	$33,563	$—
Government program loans	—	—	—	—	13,743	13,743	—
Total commercial and industrial	—	—	—	—	47,306	47,306	—

Commercial real estate loans	—	—	—	—	294,561	294,561	—
Residential mortgages	—	—	—	—	33,601	33,601	—
Home improvement and home equity loans	14	—	—	14	87	101	—
Total real estate mortgage	14	—	—	14	328,249	328,263	—

Real estate construction and development loans	—	2,172	8,605	10,777	179,314	190,091	—
Agricultural loans	—	—	288	288	51,416	51,704	—
Installment and student loans	708	322	234	1,264	57,066	58,330	234

Total loans	$722	$2,494	$9,127	$12,343	$663,351	$675,694	$234

The following is a summary of delinquent loans at December 31, 2020 (in 000's):

December 31, 2020	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$184	$—	$—	$184	$37,165	$37,349	$—
Government program loans	—	—	—	—	10,165	10,165	—
Total commercial and industrial	184	—	—	184	47,330	47,514	—

Commercial real estate loans	—	—	—	—	282,951	282,951	—
Residential mortgages	—	—	—	—	37,236	37,236	—
Home improvement and home equity loans	—	—	—	—	107	107	—
Total real estate mortgage	—	—	—	—	320,294	320,294	—

Real estate construction and development loans	—	—	8,605	8,605	166,411	175,016	—
Agricultural loans	—	—	439	439	50,640	51,079	—
Installment and student loans	510	875	513	1,898	59,610	61,508	513

Total loans	$694	$875	$9,557	$11,126	$644,285	$655,411	$513

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on nonaccrual status under the following circumstances:

- When there is doubt regarding the full repayment of interest and principal.

Table of Content

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2021 or December 31, 2020.

The following is a summary of nonaccrual loan balances at March 31, 2021 and December 31, 2020 (in 000's).

	March 31, 2021	December 31, 2020
Commercial and business loans	$—	$—
Government program loans	—	—
Total commercial and industrial	—	—

Commercial real estate loans	—	—
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	—

Real estate construction and development loans	11,006	11,057
Agricultural loans	382	439
Installment and student loans	—	—

Total nonaccrual loans	$11,388	$11,496

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

Table of Content
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

Table of Content
The following is a summary of impaired loans at March 31, 2021 (in 000's).

March 31, 2021	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$226	$227	$—	$227	$—	$389	$4
Government program loans	160	160	—	160	—	198	3
Total commercial and industrial	386	387	—	387	—	587	7

Commercial real estate loans	863	867	—	867	—	1,345	13
Residential mortgages	362	—	363	363	13	615	4
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	1,225	867	363	1,230	13	1,960	17

Real estate construction and development loans	11,006	11,006	—	11,006	—	11,114	63
Agricultural loans	448	159	289	448	175	562	7
Installment and student loans	—	—	—	—	—	—	—

Total impaired loans	$13,065	$12,419	$652	$13,071	$188	$14,223	$94

(1) The recorded investment in loans includes accrued interest receivable of $6.
(2) Information is based on quarter ended March 31, 2021.

Table of Content
The following is a summary of impaired loans at December 31, 2020 (in 000's).

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

For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $69,000 and $81,000 for the quarters ended March 31, 2021 and 2020, respectively.

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

Table of Content

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

There were no TDR additions or defaults for the quarter ended March 31, 2021.

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

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At March 31, 2021, the Company had 6 restructured loans totaling $3,211,000 as compared to 7 restructured loans totaling $3,426,000 at December 31, 2020.

The following tables summarize TDR activity by loan category for the quarters ended March 31, 2021 and March 31, 2020 (in 000's).

Table of Content

Three Months Ended March 31, 2021	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$365	$—	$2,452	$609	$—	$3,426

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	—	—	(3)	—	(51)	(161)	—	(215)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$362	$—	$2,401	$448	$—	$3,211

Allowance for loan loss	$—	$—	$13	$—	$—	$175	$—	$188
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Three Months Ended March 31, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$9	$898	$1,060	$—	$2,654	$566	$—	$5,187

Additions	—	—	—	—	—	179	—	179

Principal (reductions) additions	(5)	(5)	(12)	—	(67)	(23)	—	(112)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$4	$893	$1,048	$—	$2,587	$722	$—	$5,254

Allowance for loan loss	$—	$259	$23	$—	$—	$250	$—	$532
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

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

Table of Content

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

Table of Content
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

The Company did not carry any loans graded as loss at March 31, 2021 or December 31, 2020.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2021 and December 31, 2020:

March 31, 2021	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$13,448	$—	$—	$—	$13,448
Grade 3	—	501	—	—	501
Grades 4 and 5 – pass	32,539	278,184	179,085	49,796	539,604
Grade 6 – special mention	922	15,013	—	1,460	17,395
Grade 7 – substandard	397	863	11,006	448	12,714
Grade 8 – doubtful	—	—	—	—	—
Total	$47,306	$294,561	$190,091	$51,704	$583,662

December 31, 2020	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$9,811	$—	$—	$30	$9,841
Grade 3	—	519	—	—	519
Grades 4 and 5 – pass	35,919	267,215	163,959	49,006	516,099
Grade 6 – special mention	1,307	14,343	—	1,434	17,084
Grade 7 – substandard	477	874	11,057	609	13,017
Grade 8 – doubtful	—	—	—	—	—
Total	$47,514	$282,951	$175,016	$51,079	$556,560

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

Table of Content

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$23,879	$87	$57,574	$81,540	$27,484	$92	$60,414	$87,990
Pass	9,722	14	522	10,258	9,752	15	570	10,337
Special mention	—	—	—	—	—	—	11	11
Substandard	—	—	234	234	—	—	513	513
Doubtful	—	—	—	—	—	—	—	—
Total	$33,601	$101	$58,330	$92,032	$37,236	$107	$61,508	$98,851

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

COVID-19 – The Company is engaged in more frequent communication with borrowers to understand their situation and the challenges faced, as a result of the ongoing COVID-19 pandemic. While the Company has not yet experienced any charge-offs related to COVID-19, the allowance for credit loss calculation, and resulting provision for credit losses, are impacted by changes in economic conditions and an increase in unemployment. Although economic scenarios have improved since the

Table of Content
pandemic was declared in March 2020, the credit risk in the loan portfolio remains heightened resulting in the need for an additional reserve for credit loss.

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended March 31, 2021 and 2020 (in 000's)

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
March 31, 2021
Beginning balance	$625	$575	$3,722	$711	$2,614	$275	$8,522
Provision (recapture of provision) for credit losses	(132)	(30)	108	(46)	499	(24)	375

Charge-offs	—	—	—	—	(392)	—	(392)
Recoveries	35	6	—	—	3	—	44
Net recoveries (charge-offs)	35	6	—	—	(389)	—	(348)

Ending balance	$528	$551	$3,830	$665	$2,724	$251	$8,549
Period-end amount allocated to:
Loans individually evaluated for impairment	—	13	—	175	—	—	188
Loans collectively evaluated for impairment	528	538	3,830	490	2,724	251	8,361
Ending balance	$528	$551	$3,830	$665	$2,724	$251	$8,549

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
March 31, 2020
Beginning balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908
Provision (recapture of provision) for credit losses	(413)	194	653	107	988	178	1,707

Charge-offs	—	—	—	—	(509)	—	(509)
Recoveries	5	4	—	—	5	—	14
Net (charge-offs) recoveries	5	4	—	—	(504)	—	(495)

Ending balance	$914	$910	$3,461	$868	$2,616	$351	$9,120
Period-end amount allocated to:
Loans individually evaluated for impairment	75	282	—	250	—	—	607
Loans collectively evaluated for impairment	839	628	3,461	618	2,616	351	8,513
Ending balance	$914	$910	$3,461	$868	$2,616	$351	$9,120

Table of Content

The following summarizes information with respect to the loan balances at March 31, 2021 and 2020.

	March 31, 2021			March 31, 2020
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$227	$33,336	$33,563	$418	$44,701	$45,119
Government program loans	160	13,583	13,743	246	475	721
Total commercial and industrial	387	46,919	47,306	664	45,176	45,840

Commercial real estate loans	867	293,694	294,561	2,067	263,800	265,867
Residential mortgage loans	363	33,238	33,601	1,052	41,491	42,543
Home improvement and home equity loans	—	101	101	—	166	166
Total real estate mortgage	1,230	327,033	328,263	3,119	305,457	308,576

Real estate construction and development loans	11,006	179,085	190,091	11,411	140,551	151,962

Agricultural loans	448	51,256	51,704	722	48,926	49,648

Installment and student loans	—	58,330	58,330	—	67,739	67,739

Total loans	$13,071	$662,623	$675,694	$15,916	$607,849	$623,765
4.Student Loans

Included in the installment and student loans segment of the loan portfolio are $54,416,000 and $57,385,000 in student loans at March 31, 2021 and December 31, 2020, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $3,408,000 at March 31, 2021 and $3,201,000 at December 31, 2020. At March 31, 2021 there were 904 loans within repayment, deferment, and forbearance which represented $19,940,000, $9,492,000, and $11,541,000, respectively. At December 31, 2020, there were 944 loans within repayment, deferment, and forbearance which represented $28,906,000, $7,407,000 and $7,179,000, respectively. As of March 31, 2021 and December 31, 2020, the reserve against the student loan portfolio was $2,635,000 and $2,546,000, respectively. There were no TDRs within the portfolio as of March 31, 2021 or December 31, 2020. At March 31, 2021 and December 31, 2020, student loans totaling $234,000 and $513,000 were included in the substandard category, respectively.

ZuntaFi is the third-party servicer for the student loan portfolio. ZuntaFi's services include application administration, processing, approval, documenting, funding, and collection. They also provide borrower file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi is responsible for complete program management. ZuntaFi is paid a monthly servicing fee based on the outstanding principal balance.

Table of Content
The following tables summarize the credit quality indicators for outstanding student loans as of March 31, 2021 and December 31, 2020 (in 000's, except for number of borrowers):

	March 31, 2021			December 31, 2019
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	324	$12,871	$3,408	319	$12,905	$3,201
Grace	17	572	454	34	988	719
Repayment	434	19,940	164	623	28,906	292
Deferment	228	9,492	551	187	7,407	209
Forbearance	242	11,541	730	134	7,179	553
Total	1,245	$54,416	$5,307	1,297	$57,385	$4,974

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the quarter ended March 31, 2021, $28,000 in accrued interest receivable was reversed, due to charge-offs of $380,000 within the student loan portfolio. For the quarter ended March 31, 2020, $29,000 in accrued interest receivable was reversed, due to charge-offs of $502,000 within the student loan portfolio.

Table of Content
The following tables summarize the student loan aging for loans in repayment and forbearance as of March 31, 2021 and December 31, 2020 (in 000's, except for number of borrowers):

	March 31, 2021		December 31, 2020
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	272	$30,228	304	$34,188
31 - 60 days	8	697	4	510
61 - 90 days	5	322	10	875
91 - 120 days	3	234	5	513
Total	288	$31,481	323	$36,086
5.Deposits

Deposits include the following:

(in 000's)	March 31, 2021	December 31, 2020
Noninterest-bearing deposits	$429,005	$391,897
Interest-bearing deposits:
NOW and money market accounts	451,827	402,566
Savings accounts	104,078	96,669
Time deposits:
Under $250,000	41,624	40,302
$250,000 and over	21,247	21,217
Total interest-bearing deposits	618,776	560,754
Total deposits	$1,047,781	$952,651

6.Short-term Borrowings/Other Borrowings

At March 31, 2021, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $332,841,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $4,502,000. At March 31, 2021, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank (PCBB) totaling $10,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of March 31, 2021, $4,883,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $469,263,000 in secured and unsecured loans were pledged at March 31, 2021, as collateral for borrowing lines with the Federal Reserve Bank. At March 31, 2021, the Company had no outstanding borrowings.

At December 31, 2020, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $336,788,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $4,881,000. At December 31, 2020, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") and Union Bank totaling $10,000,000 each, with a Fed Funds line of $20,000,000 at Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of December 31, 2020, $5,294,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $517,516,000 in secured and unsecured loans were pledged at December 31, 2020, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2020, the Company had no outstanding borrowings.

Table of Content
7.Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of March 31, 2021, the Company had 12 operating leases and no financing leases.

The components of lease expense were as follows:

	Three Months Ended
(in 000's)	March 31, 2021	March 31, 2020
Operating lease expense	$168	$190
Variable lease expense	80	71
Total	$248	$261
Supplemental balance sheet information related to leases was as follows:

(in 000's)	March 31, 2021
Operating cash flows from operating leases	$166
ROU assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term in years for operating leases	5.66
Weighted-average discount rate for operating leases	5.16%
Maturities of lease liabilities were as follows:

(in 000's)	March 31, 2021
2021	$668
2022	677
2023	669
2024	452
2025	266
Thereafter	543
Total undiscounted cash flows	3,275
Less: present value discount	(437)
Present value of net future minimum lease payments	$2,838

8.Supplemental Cash Flow Disclosures

	Three months ended March 31,
(in 000's)	2021	2020
Cash paid during the period for:
Interest	$473	$772
Income taxes	—	—
Noncash investing activities:
Transfer to other real estate owned	—	1,008
Unrealized gain on unrecognized post retirement costs	24	20
Unrealized loss on available for sale securities	(1,074)	(125)
Unrealized gain on junior subordinated debentures	972	755
Cash dividend declared	1,876	1,867

Table of Content
9.Dividends on Common Stock

On March 26, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 16, 2021, to shareholders of record as of April 6, 2021. Approximately $1,876,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

The Company has a program to repurchase of up to $3 million of its outstanding common stock. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. At this time, no shares have been repurchased.

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended March 31,
	2021	2020
Net income (000's, except per share amounts)	$1,411	$2,754

Weighted average shares issued	17,010,131	16,974,100
Add: dilutive effect of stock options	16,621	20,627
Weighted average shares outstanding adjusted for potential dilution	17,026,752	16,994,727

Basic earnings per share	$0.08	$0.16
Diluted earnings per share	$0.08	$0.16
Anti-dilutive stock options excluded from earnings per share calculation	101,000	101,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2021 and December 31, 2020, the Company had no recorded valuation allowance. The Company is no longer subject to IRS examination for years before 2015.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized or uncertain tax positions during the periods ended March 31, 2021 and 2020 were insignificant.

The Company reported a provision for income taxes of $537,000 for the quarter ended March 31, 2021 as compared to the $1,108,000 provision reported in the comparable period of 2020. The effective tax rate was 27.57% for the quarter ended March 31, 2021 as compared to 28.69% for the comparable period of 2020.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of March 31, 2021. The Company may redeem the junior subordinated debentures at any time at par.

Table of Content
The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the balance sheet. As of March 31, 2021, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At March 31, 2021, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The 4.31% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At March 31, 2021, the total cumulative gain recorded on the debt is $1,526,000.

The net fair value calculation performed as of March 31, 2021 resulted in a net pretax loss adjustment of $61,000 for the quarter ended March 31, 2021 compared to a net pretax gain adjustment of $2,253,000 for the quarter ended March 31, 2020.

For the quarter ended March 31, 2021, the net $61,000 fair value loss adjustment was separately presented as a $1,033,000 loss ($728,000, net of tax) recognized on the consolidated statements of income, and a $972,000 gain ($685,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended March 31, 2020, the net $2,253,000 fair value gain adjustment was separately presented as a $1,498,000 gain ($1,055,000, net of tax) recognized on the consolidated statements of income, and a $755,000 gain ($532,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

Table of Content

March 31, 2021
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	147,340	147,340	3,791	143,549	—
Loans	665,940	664,681	—	—	664,681
Accrued interest receivable	8,582	8,582	—	8,582	—
Financial Liabilities:
Deposits:
Noninterest-bearing	429,005	430,210	430,210	—	—
NOW and money market	451,827	406,707	406,707	—	—
Savings	104,078	94,467	94,467	—	—
Time deposits	62,871	63,090	—	—	63,090
Total deposits	1,047,781	994,474	931,384	—	63,090
Junior subordinated debt	10,983	10,983	—	—	10,983

December 31, 2020
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	86,192	86,192	3,851	82,341	—
Loans	645,825	636,470	—	—	636,470
Accrued interest receivable	8,164	8,164	—	8,164	—
Financial Liabilities:
Deposits:
Noninterest-bearing	391,897	430,210	430,210	—	—
NOW and money market	402,566	406,707	406,707	—	—
Savings	96,669	94,467	94,467	—	—
Time deposits	61,519	61,519	—	—	61,519
Total deposits	952,651	992,903	931,384	—	61,519
Junior subordinated debt	10,924	10,924	—	—	10,924

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurements during the quarter ended March 31, 2021.

The following methods and assumptions were used in estimating the fair values of financial instruments measured at fair value on a recurring and non-recurring basis:

Table of Content

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2021 (in 000’s):

Description of Assets	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$39,372	$—	$39,372	$—
U.S. Government collateralized mortgage obligations	61,247	—	61,247	—
Asset-backed securities	5,680	—	5,680	—
Municipal bonds	32,004	—	32,004	—
Corporate bond	5,246	—	5,246	—
Total AFS securities	143,549	—	143,549	—

Marketable equity securities (2)	3,791	3,791	—	—
Total	$147,340	$3,791	$143,549	$—

Table of Content

Description of Liabilities	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,983	—	—	$10,983
Total	$10,983	—	—	$10,983
(1)Nonrecurring
(2)Recurring

There were no non-recurring fair value adjustments at March 31, 2021.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2020 (in 000’s):

Description of Assets	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$33,710	$—	$33,710	$—
U.S. Government collateralized mortgage obligations	38,445	—	38,445
Asset-backed securities	3,909	—	3,909
Municipal bonds	1,058	—	1,058
Corporate bonds	5,219	—	5,219	—
Total AFS securities	82,341	—	82,341	—

Marketable equity securities (2)	3,851	3,851	—	—
Impaired Loans (1):
RE construction & development	3,364	—	—	3,364
Total impaired loans	3,364	—	—	3,364

Other real estate owned (1)	5,004	—	—	5,004
Total	$94,560	$3,851	$82,341	$8,368

Description of Liabilities	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,924	$—	$—	$10,924
Total	$10,924	$—	$—	$10,924

(1)Nonrecurring
(2)Recurring

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2020 (in 000's).

Table of Content

December 31, 2020
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
RE construction & development	$3,364	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	7.02%
Other real estate owned	$5,004	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	13.69%

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

March 31, 2021				December 31, 2020
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	4.31%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	3.57%
Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The decrease in discount rate between the periods ended March 31, 2021 and December 31, 2020 is primarily due to decreases in rates for similar debt instruments.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the quarters ended March 31, 2021 and 2020 (in 000’s):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,924	$10,808
Gross loss (gain) included in earnings	1,033	(1,498)
Gross gain related to changes in instrument specific credit risk	(972)	(755)
Change in accrued interest	(2)	(9)
Ending balance	$10,983	$8,546
The amount of total loss (gain) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$1,033	$(1,498)
14.Goodwill and Intangible Assets

At March 31, 2021, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2020. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2020 with no material events occurring through the period ended March 31, 2021.

Table of Content

15.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	March 31, 2021			December 31, 2020
(in 000's)	Net unrealized gain (loss) on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized (loss) gain on junior subordinated debentures	Net unrealized (loss) gain on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$630	$(770)	$(588)	$(175)	$(675)	$218
Current period comprehensive (loss) income	(757)	17	685	805	(95)	(806)
Ending balance	$(127)	$(753)	$97	$630	$(770)	$(588)
Accumulated other comprehensive loss			$(783)			$(728)

16.Investment in York Monterey Properties

As of March 31, 2021, the Bank's investment in York Monterey Properties Inc. totaled $4,714,000. York Monterey Properties Inc. is included within the consolidated financial statements of the Company, with $4,582,000 of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

17.Commitments and Contingent Liabilities

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

	Contractual Amount
(In thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$222,343	$216,799
Standby letters of credit	$3,543	$3,668

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At March 31, 2021, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $3,543,000.

During the first quarter of 2021, the Company entered into a firm commitment to purchase $108,035,000 in 30 year residential mortgage loans. The purchase is expected to close during the second quarter of 2021. The credit metrics for the pool are consistent with pools purchased by the Company over the last few years.

Table of Content
In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material to the financial position of the Company.

18.Subsequent Events

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

Table of Content
Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) the effects of the COVID-19 pandemic, including the effects of the steps being taken to address the pandemic and their impact on the Company’s market and employees; ii) Severe weather or natural disasters, such as wildfires, earthquakes, drought, or flood; iii) competitive pressures in the banking industry and changes in the regulatory environment; iv) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; v) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; vi) credit quality deterioration that could cause an increase in the provision for loan losses; vii) Asset/Liability matching risks and liquidity risks; viii) volatility and devaluation in the securities markets, ix) potential impairment of goodwill and other intangible assets, and x) technology implementation problems and information security breaches. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

United Security Bancshares (the “Company” or “Holding Company") is a California corporation incorporated during March of 2001 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. York Monterey Properties ("YMP") is a wholly-owned subsidiary of the Bank and was formed in 2020. References to the Bank are to United Security Bank, while references to the Holding Company are to the parent only, United Security Bancshares. The Company currently has twelve banking branches, which provide financial services in Fresno, Madera, Kern, and Santa Clara counties in the state of California.

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

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. The state of California has experienced recent and ongoing droughts. Due to these water issues the impact on businesses and consumers located in the Company's market areas is not possible to quantify. In response the California state legislature passed the Sustainable Groundwater Management Act with the purpose to ensure better local and regional management of groundwater use and sustainable groundwater management in California by 2042. The local districts began to develop, prepare, and begin implementation of the Groundwater Sustainability Plans in 2020. The effect of such plans to Central Valley agriculture, if any, is still unknown.

COVID-19

The COVID-19 pandemic has impacted the local economy in the Central Valley. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates have increased in our local market area. As of February 2021, the unemployment rate in Fresno County was 9.9%. Congress, the President, and the Federal Reserve

Table of Content
have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package, the Consolidated Appropriations Act, 2021 was signed into law at the end of December 2020 as a $900 billion legislative package, and the American Rescue Plan was signed into law in March 2021 providing an additional $1.9 trillion of relief. The goal of the CARES Act, Consolidated Appropriations Act, and American Rescue Plan, were to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of recent legislative and regulatory relief efforts may have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

    Financial position and results of operations

Pertaining to the Company's March 31, 2021 financial condition and results of operations, COVID-19 has had an impact on the allowance for credit losses. While the Company has not yet experienced any charge-offs related to COVID-19, its allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from significant increase in unemployment. Although economic scenarios improved since the pandemic was declared in March 2020, the credit risk in the loan portfolio remains heightened resulting in the need for an additional reserve for credit loss. Refer to the discussion of the allowance for credit loss in Note 3 of the unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit loss and record additional provision expense.

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

    Capital and liquidity

As of March 31, 2021, the Company and Bank's capital ratios were in excess of all regulatory requirements. The Company's management team believes that while the Company and Bank have sufficient capital to withstand an economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt. If the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity. If an extended recession caused large numbers of its deposit customers to withdraw their funds, it might become more reliant on volatile or more expensive sources of funding. Wholesale funding markets are available to the Company.

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

The Company's stock closed below book value at the end of the first three quarters of 2020. Management deemed the decline in stock price and the COVID-19 related economic downturn to be a triggering event to perform a qualitative assessment for goodwill impairment for the first three quarters of 2020. Management engaged a third party valuation specialist to assist with the performance of the quantitative goodwill impairment test as of the fourth quarter 2020. Based on this quantitative test, it was determined that the fair value of the reporting unit exceeded the carrying value as of December 31, 2020, therefore, there was no impairment of goodwill recorded. As of March 31, 2021, the Company's stock price has recovered and goodwill was not measured for impairment. The impact of COVID-19 could cause a further and sustained decline in the Company's stock price which could cause the Company to re-perform a goodwill impairment test and that could result in an impairment charge being recorded for that period. In the event that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At March 31, 2021, the Company had goodwill of $4,488,000, representing approximately 3.8% of equity.

Table of Content

    Processes, controls and business continuity plan

The Company maintains a Business Continuity Plan to prepare, and respond to unforeseen circumstances, such as, natural disasters and pandemics. Upon the COVID-19 pandemic declaration, the Company invoked its Business Continuity Plan. The Company implemented protocols for team member safety, provided timely communication to team members and customers, established remote work capabilities to isolate certain personnel essential to critical business continuity operations, and initiated strategies for monitoring and responding to local COVID-19 impacts. Due to the nature of their functions, many team members continue to operate from physical Company locations, while effectively employing social distancing standards. The Company's Management Team continues to meet regularly to anticipate and respond to any future COVID-19 interruptions or developments. As of March 31, 2021, the Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures it has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

    Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to six months. During 2020, the Company had executed 23 payment deferrals or modifications on outstanding loan balances of $69,814,000 in connection with the COVID-19 relief provided by the CARES Act and interagency guidance issued in March 2020. The Company has not recognized any losses on the loan modifications and as of March 31, 2021, there were no modifications outstanding.

The Company participated in the first and second draw of the Paycheck Protection Program ("PPP"), administered by the SBA. The PPP program ended on August 8, 2020. PPP loans earn interest at 1% and have either a two or five year term. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2021, there were over 100 outstanding SBA PPP loans representing $13,194,000 in balances.

The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. The Company is engaging in more frequent communication with the servicer and individual schools participating in the student loan portfolio to better understand the effects of COVID-19 on students in school or in clinical programs. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. The Company may see a short-term slowdown in new loan originations due to COVID-19. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2021 and beyond.

Results of Operations

On a year-to-date basis, the Company reported net income of $1,411,000 or $0.08 per share ($0.08 diluted), for the quarter ended March 31, 2021, as compared to $2,754,000, or $0.16 per share ($0.16 diluted), for the same period in 2020. The Company’s return on average assets was 0.51% for the quarter ended March 31, 2021, as compared to 1.16% for the quarter ended March 31, 2020. The Company’s return on average equity was 4.82% for the quarter ended March 31, 2021, as compared to 9.37% for the quarter ended March 31, 2020. The decrease is primarily the result of the change in LIBOR rates between periods, causing a $1,033,000 loss for the quarter ended March 31, 2021 on the fair value of junior subordinated debentures, compared to a $1,498,000 gain for the quarter ended March 31, 2020.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three month periods ended March 31, 2021 and 2020.

Table of Content
Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2021 and 2020

		2021			2020
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$669,723	$8,071	4.89%	$603,060	$8,346	5.57%
Investment securities (3)	103,236	387	1.52%	82,101	428	2.10%
Interest-bearing deposits in FRB	258,918	61	0.10%	178,748	567	1.28%
Total interest-earning assets	1,031,877	$8,519	3.35%	863,909	$9,341	4.35%
Allowance for credit losses	(8,507)			(7,905)
Noninterest-earning assets:
Cash and due from banks	41,650			29,282
Premises and equipment, net	9,040			9,363
Accrued interest receivable	7,677			7,494
Other real estate owned	5,074			6,628
Other assets	43,924			44,953
Total average assets	$1,130,735			$953,724
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$150,046	$55	0.15%	$111,459	$40	0.14%
Money market accounts	264,696	230	0.35%	245,425	428	0.70%
Savings accounts	101,125	28	0.11%	81,301	32	0.16%
Time deposits	62,646	114	0.74%	62,841	164	1.05%
Junior subordinated debentures	10,896	46	1.71%	10,714	97	3.64%
Total interest-bearing liabilities	589,409	$473	0.33%	511,740	$761	0.60%
Noninterest-bearing liabilities:
Noninterest-bearing checking	412,455			314,389
Accrued interest payable	93			152
Other liabilities	9,821			9,527
Total liabilities	1,011,778			835,808

Total shareholders' equity	118,957			117,916
Total average liabilities and shareholders' equity	$1,130,735			$953,724
Interest income as a percentage of average earning assets			3.35%			4.35%
Interest expense as a percentage of average earning assets			0.19%			0.35%
Net interest margin			3.16%			4.00%

(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $537 for the three months ended March 31, 2021 and loan fee income of $184 for the three months ended March 31, 2020.
(2)Interest income/expense is divided by actual number of days in the period times 365 days (366 days for 2020) in the yield calculation.

Table of Content
(3)Yields on investments securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate remained unchanged at 3.25% between March 31, 2020 and March 31, 2021. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) for the three months ended
	March 31, 2021 compared to March 31, 2020
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(275)	$(1,091)	$816
Investment securities available for sale	(41)	(134)	93
Interest-bearing deposits in FRB	(506)	(448)	(58)
Total interest income	(822)	(1,673)	851
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(183)	(249)	66
Savings and money market accounts	(4)	(11)	7
Time deposits	(50)	(49)	(1)
Subordinated debentures	(51)	(53)	2
Total interest expense	(288)	(362)	74
Increase (decrease) in net interest income	$(534)	$(1,311)	$777

For the three months ended March 31, 2021, total interest income decreased $974,000, or 10.26%, as compared to the three months ended March 31, 2020. In comparing the two periods, average interest earning assets increased $167,968,000, with an increase of $66,663,000 in loan balances, an increase of $21,135,000 in investment securities, and an increase of $80,170,000 in balances held at the Federal Reserve Bank. Investment securities yields decreased 58 basis points and loan yields decreased 68 basis points. The average yield on total interest-earning assets decreased 100 basis points. The decrease in yields are a result of repricing of variable rate loans, floating rate investment securities, and interest-bearing deposits in FRB at lower rates. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset and comprises 25% of the average earning assets for period ended March 31, 2021.

The overall average yield on the loan portfolio decreased to 4.89% for the quarter ended March 31, 2021, as compared to 5.57% for the quarter ended March 31, 2020. The Company has sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At March 31, 2021, 61.9% of the Company's loan portfolio consisted of floating rate instruments, as compared to 60.8% of the portfolio at December 31, 2020, with the majority of those tied to the prime rate. Approximately 45.5%, or $190,374,000, of the floating rate loans had rate floors at March 31, 2021, making them effectively fixed-rate loans for certain decreases in interest rates. Loan balances totaling $23,707,000 have floor spreads of 100 basis points or more.

The Company’s net interest margin decreased to 3.16% for the quarter ended March 31, 2021, when compared to 4.00% for the quarter ended March 31, 2020. The net interest margin decreased primarily as a result of decreases in the yields on average earnings assets.

The Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The rates paid on interest-bearing liabilities decreased to 0.33% for the quarter ended March 31, 2021, as compared to 0.60% for the quarter ended March 31, 2020. For the quarter ended March 31, 2021, total interest expense decreased approximately $288,000, or 37.84%, as compared to the quarter ended March 31, 2020. Between those two periods, average interest-bearing liabilities

Table of Content
increased by $77,669,000 due to increases in NOW, money market, and savings accounts. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at March 31, 2021.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 3/31/2021	YTD Average 12/31/20	YTD Average 3/31/2020
Loans	64.91%	67.51%	69.81%
Investment securities available for sale	10.00%	9.57%	9.50%
Interest-bearing deposits in FRB	25.09%	22.92%	20.69%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	25.46%	23.12%	21.78%
Money market accounts	44.91%	47.32%	47.96%
Savings accounts	17.16%	16.23%	15.89%
Time deposits	10.63%	11.54%	12.28%
Subordinated debentures	1.84%	1.79%	2.09%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2021 and 2020:

(in 000's)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Amount of Change	Percent Change
Customer service fees	$656	728	$(72)	(9.89)%
Increase in cash surrender value of bank-owned life insurance	132	131	1	0.76%
Unrealized (loss) gain on fair value of marketable equity securities	(60)	15	(75)	(500.00)%
(Loss) gain on fair value of junior subordinated debentures	(1,033)	1,498	(2,531)	(168.96)%
Gain on sale of assets	13	—	13	100.00%
Other	133	208	(75)	(36.06)%
Total noninterest (loss) income	$(159)	$2,580	$(2,739)	(106.16)%

Noninterest income for the quarter ended March 31, 2021 decreased $2,739,000 to a $159,000 loss when compared to the quarter ended March 31, 2020. The decrease is the result of the change in LIBOR rates between periods, causing a $1,033,000 loss for the quarter ended March 31, 2021 on the fair value of junior subordinated debentures, compared to a $1,498,000 gain for the quarter ended March 31, 2020.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following tables sets forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2021 and 2020:

Table of Content

(in 000's)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Amount of Change	Percent Change
Salaries and employee benefits	$3,024	$2,995	$29	0.97%
Occupancy expense	856	853	3	0.35%
Data processing	87	112	(25)	(22.32)%
Professional fees	827	855	(28)	(3.27)%
Regulatory assessments	166	85	81	95.29%
Director fees	92	94	(2)	(2.13)%
Correspondent bank service charges	19	15	4	26.67%
Net cost on operation of OREO	25	153	(128)	(83.66)%
Other	469	582	(113)	(19.42)%
Total expense	$5,565	$5,744	$(179)	(3.12)%

Noninterest expense for the quarter ended March 31, 2021 decreased $179,000 to $5,565,000, compared to the quarter ended March 31, 2020. The decrease was attributed to decreases in the cost on OREO and other expenses, offset by an increase in regulatory assessments. The decrease in the cost on OREO was the result of a $113,000 loss recorded during the quarter ended March 31, 2020. The increase in regulatory assessments was the result of an increase in the assessment rate.

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

The Company has reviewed all of its tax positions as of March 31, 2021, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the quarter ended March 31, 2021 was 27.57% compared to 28.69% for the quarter ended March 31, 2020.

Financial Condition

Total assets increased $94,282,000, or 8.63%, to a balance of $1,186,936,000 at March 31, 2021, from the balance of $1,092,654,000 at December 31, 2020, and increased $209,690,000, or 21.46%, from the balance of $977,246,000 at March 31, 2020. Total deposits of $1,047,781,000 at March 31, 2021, increased $95,130,000, or 9.99%, from the balance reported at December 31, 2020, and increased $207,344,000, or 24.67%, from the balance of $840,437,000 reported at March 31, 2020. Cash and cash equivalents increased $13,840,000, or 4.71%, between December 31, 2020 and March 31, 2021. Net loans increased $20,115,000, or 3.11%, to a balance of $665,940,000, and investment securities increased $61,148,000, or 70.94%, during the first quarter of 2021.

Earning assets averaged $1,031,877,000 during the quarter ended March 31, 2021, as compared to $863,909,000 for the same period in 2020. Average interest-bearing liabilities increased to $589,409,000 for the quarter ended March 31, 2021, from $511,740,000 reported for the comparative period of 2020.

Table of Content
Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $675,694,000 at March 31, 2021, an increase of $20,283,000, or 3.09%, when compared to the balance of $655,411,000 at December 31, 2020, and an increase of $51,930,000, or 7.69%, when compared to the balance of $623,764,000 reported at March 31, 2020. Loans on average increased $66,663,000, or 11.05%, between the quarter ended March 31, 2020 and March 31, 2021, with loans averaging $669,723,000 for the quarter ended March 31, 2021, as compared to $603,060,000 for the same period of 2020.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at March 31, 2021 and December 31, 2020, the category percentages as of those dates, and the net change between the two periods presented.

	March 31, 2021		December 31, 2020
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$47,306	7.0%	$47,514	7.2%	$(208)	(0.44)%
Real estate – mortgage	328,263	48.6%	320,294	48.9%	7,969	2.49%
RE construction & development	190,091	28.1%	175,016	26.7%	15,075	8.61%
Agricultural	51,704	7.7%	51,079	7.8%	625	1.22%
Installment and student loans	58,330	8.6%	61,508	9.4%	(3,178)	(5.17)%
Total gross loans	$675,694	100.00%	$655,411	100.00%	$20,283	3.09%

During the quarter ended March 31, 2021, the Company experienced increases in real estate mortgage loans, real estate construction and development loans, and agricultural loans compared to the same period ended March 31, 2020. Commercial and industrial loans decreased $208,000 between December 31, 2020 and March 31, 2021 and decreased $1,466,000 between March 31, 2020 and March 31, 2021. Included in commercial and industrial loans as of March 31, 2021 are $12,335,000 in SBA PPP loans. Agricultural loans increased $625,000 between December 31, 2020 and March 31, 2021 and increased $2,057,000 between March 31, 2020 and March 31, 2021. Installment and student loans decreased $3,178,000 between December 31, 2020 and March 31, 2021 and decreased $9,410,000 between March 31, 2020 and March 31, 2021, primarily due to decreases in student loan balances.

Real estate mortgage loans increased $7,969,000 between December 31, 2020 and March 31, 2021 and increased $19,688,000 between March 31, 2020 and March 31, 2021. Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 43.59%, 43.17%, and 42.62%, of the total loan portfolio at March 31, 2021, December 31, 2020, and March 31, 2020, respectively. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $33,601,000, or 4.97%, of the portfolio at March 31, 2021, $37,236,000, or 5.68% of the portfolio at December 31, 2020, and $42,543,000 or 6.82% of the portfolio at March 31, 2020.

Installment and student loans decreased $9,410,000 during the quarter ended March 31, 2021 as compared to the same period ended March 31, 2020, due to decreases in the student loan portfolio. Included in installment loans are $54,416,000 in student loans made to medical and pharmacy school students. The student loan portfolio consists of unsecured loans to medical and pharmacy students enrolled in medical and pharmacy schools in the US and the Caribbean. The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship. If approved, the student may receive additional deferment for hardship or administrative reasons in the form of a forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $13,443,000 at March 31, 2021. Accrued interest on loans that have not entered repayment status totaled $5,143,000 at March 31, 2021. At March 31, 2021 there were 904 loans within repayment, deferment, and forbearance which represented $19,940,000, $9,492,000, and $11,541,000 in outstanding balances, respectively. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers

Table of Content
for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of March 31, 2021 is approximately $44,000. Loan interest rates range from 2.75% to 7.75%.

ZuntaFi is the third-party servicer for the student loan portfolio. ZuntaFi's services include application administration, processing, approval, documenting, funding, and collection. They also provide borrower file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi is responsible for complete program management. ZuntaFi is paid a monthly servicing fee based on the outstanding principal balance.

The Company classifies student loans delinquent more than 90 days as substandard. As of March 31, 2021 and December 31, 2020 reserves against the student loan portfolio totaled $2,635,000 and $2,546,000, respectively. There were no TDRs within the portfolio as of March 31, 2021 or December 31, 2020. For the quarter ended March 31, 2021, $28,000 in accrued interest receivable was reversed, due to charge-offs of $380,000 within the student loan portfolio. For the quarter ended March 31, 2020, $29,000 in accrued interest receivable was reversed, due to charge-offs of $502,000 within the student loan portfolio.

The following table sets forth the Bank's student loan portfolio with activity from December 31, 2020 to March 31, 2021:

(In thousands)
Student Loan Portfolio Balance as of December 31, 2020	$57,385
Disbursements	—
Capitalized Interest	241
Payments Received	(2,830)
Loans Charged-off	(380)
Student Loan Portfolio Balance as of March 31, 2021	$54,416

Loan participations purchased decreased to $9,699,000, or 1.44% of the portfolio, at March 31, 2021. Loan participations sold increased from $7,140,000, or 1.1%, of the portfolio at March 31, 2020, to $12,948,000, or 2.0%, of the portfolio, at December 31, 2020, and increased to $14,395,000, or 2.1%, of the portfolio, at March 31, 2021.

Deposits

Deposit balances totaled $1,047,781,000 at March 31, 2021, representing an increase of $95,130,000, or 9.99%, from the balance of $952,651,000 reported at December 31, 2020, and an increase of $207,344,000, or 24.67%, from the balance of $840,437,000 reported at March 31, 2020.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at March 31, 2021 and December 31, 2020, and the net change between the two periods presented.

(in 000's)	March 31, 2021	December 31, 2020	Net Change	Percentage Change
Noninterest-bearing deposits	$429,005	$391,897	$37,108	9.47%
Interest-bearing deposits:
NOW and money market accounts	451,827	402,566	49,261	12.24%
Savings accounts	104,078	96,669	7,409	7.66%
Time deposits:
Under $250,000	41,624	40,302	1,322	3.28%
$250,000 and over	21,247	21,217	30	0.14%
Total interest-bearing deposits	618,776	560,754	58,022	10.35%
Total deposits	$1,047,781	$952,651	$95,130	9.99%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $429,005,000 and $618,776,000 at March 31, 2021, respectively. Interest-bearing deposits

Table of Content
consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits increased $58,022,000, or 10.35%, between December 31, 2020 and March 31, 2021, and noninterest-bearing deposits increased $37,108,000, or 9.47%, between the same two periods presented. Included in the increase of $58,022,000 in interest-bearing deposits during the quarter ended March 31, 2021, are increases of $7,409,000 in savings accounts and $49,261,000 in NOW and money market accounts, partially offset by increases of $1,352,000 in time deposits,

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 97.97% and 97.77% of total deposits at March 31, 2021 and December 31, 2020, respectively. The Company held no brokered deposits at March 31, 2021 and December 31, 2020.

On a year-to-date average, the Company experienced an increase of $175,553,000, or 21.53%, in total deposits between the quarter ended March 31, 2021 and the quarter ended March 31, 2020. Between these two periods, interest-bearing deposits increased $77,487,000, or 15.47%, and noninterest-bearing deposits increased $98,066,000, or 31.19%, on a year-to-date average basis.

Short-Term Borrowings

At March 31, 2021, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $332,841,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $4,502,000. At March 31, 2021, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank (PCBB), Union Bank, and Zion's Bank, totaling $10,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2021 and March 31, 2020, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $336,788,000, collateralized FHLB lines of credit totaling $4,881,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2020.

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

Table of Content

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At March 31, 2021, impaired and classified loans totaled $13,082,000, or 1.9%, of gross loans as compared to $13,390,000, or 2.9%, of gross loans at December 31, 2020.

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

Table of Content
Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2021 and December 31, 2020, as well as classified loans at those period-ends.

(in 000's)	March 31, 2021	December 31, 2020
Specific allowance – impaired loans	$188	$209
Formula allowance – classified loans not impaired	49	100
Formula allowance – special mention loans	230	256
Total allowance for special mention and classified loans	467	565

Formula allowance for pass loans	7,831	7,682
Unallocated allowance	251	275
Total allowance for loan losses	$8,549	$8,522

Impaired loans	13,071	13,376
Classified loans not considered impaired	11	14
Total classified loans / impaired loans	$13,082	$13,390
Special mention loans not considered impaired	$17,395	$17,095

Impaired loans decreased $305,000 between December 31, 2020 and March 31, 2021, and the specific allowance related to impaired loans decreased $21,000 between December 31, 2020 and March 31, 2021. The decrease in impaired loans is primarily due to a decrease in non-performing loans. The formula allowance related to classified and special mention unimpaired loans decreased by $77,000 between December 31, 2020 and March 31, 2021. The unallocated allowance decreased from $275,000 at December 31, 2020 to $251,000 at March 31, 2021. The Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional unallocated reserves to address the losses inherent in these loans is reasonable and appropriate. The level of “pass” loans increased approximately $20,565,000 between December 31, 2020 and March 31, 2021. The related formula allowance increased $149,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

Table of Content
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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At March 31, 2021, included in impaired loans, were troubled debt restructures totaling $3,211,000, of which $2,783,000 were on nonaccrual. The remaining $427,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 2.96% and 9.41% of total impaired loan balances at March 31, 2021. Of the $387,000 in commercial and industrial impaired loans reported at March 31, 2021, two loans, with a total recorded investment of $494,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2021, approximately $12,767,000, or 97.7%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2021 and December 31, 2020.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	March 31, 2021	March 31, 2021	December 31, 2020	December 31, 2020
Commercial and industrial	$387	$—	$466	$—
Real estate – mortgage	1,230	13	1,244	13
RE construction & development	11,006	—	11,057	—
Agricultural	448	175	609	196
Installment and student loans	—	—	—	—
Total impaired loans	$13,071	$188	$13,376	$209

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2021,

Table of Content
approximately $362,000 of the total $3,211,000 in TDRs was comprised of real estate mortgages. An additional $2,401,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans at December 31, 2020 and March 31, 2021, due to the value of the collateral securing those loans.

Total troubled debt restructurings decreased 6.28% between March 31, 2021 and December 31, 2020. Nonaccrual TDRs decreased by 3.74% and accruing TDRs decreased by 20.19% over the same period. Total residential mortgages and real estate construction TDRs decreased $54,000 to a percentage total of 1.92%.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2021 and December 31, 2020.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	March 31, 2021	March 31, 2021	March 31, 2021
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	—	—	—
Residential mortgages	362	—	362
Total real estate mortgage	362	—	362
RE construction & development	2,401	2,401	—
Agricultural	448	382	65
Total troubled debt restructurings	$3,211	$2,783	$427

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2020	December 31, 2020	December 31, 2020
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	—	—	—
Residential mortgages	365	—	365
Total real estate mortgage	365	—	365
RE construction & development	2,452	2,452	—
Agricultural	609	439	170
Total troubled debt restructurings	$3,426	$2,891	$535

Of the $3,211,000 in total TDRs at March 31, 2021, $2,783,000 were on nonaccrual status at period-end. Of the $3,426,000 in total TDRs at December 31, 2020, $2,891,000 were on nonaccrual status at period-end. As of March 31, 2021, the Company had no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of March 31, 2021 and December 31, 2020 (in 000's, except for number of borrowers):

Table of Content

	March 31, 2021			December 31, 2020
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	324	$12,871	$3,408	319	$12,905	$3,201
Grace	17	572	454	34	988	719
Repayment	434	19,940	164	623	28,906	292
Deferment	228	9,492	551	187	7,407	209
Forbearance	242	11,541	730	134	7,179	553
Total	1,245	$54,416	$5,307	1,297	$57,385	$4,974

Included in installment loans are $54,416,000 and $57,385,000 in student loans at March 31, 2021 and December 31, 2020, respectively, made to medical and pharmacy school students. Accrued interest on loans that had not entered repayment status totaled $5,143,000 at March 31, 2021 and $4,682,000 at December 31, 2020. At March 31, 2021 there were 904 loans within repayment, deferment, and forbearance which represented $19,940,000, $9,492,000, and $11,541,000, respectively. At December 31, 2020, there were 944 loans within repayment, deferment, and forbearance which represented $28,906,000, $7,407,000 and $7,179,000, respectively. As of March 31, 2021 and December 31, 2020 the reserve against the student loan portfolio was $2,635,000 and $2,546,000, respectively.

Loan interest rates on the student loan portfolio range from 2.75% to 7.75% and 2.88% to 7.88% at March 31, 2021 and December 31, 2020, respectively.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of March 31, 2021 and December 31, 2020 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	March 31, 2021	December 31, 2020
Nonaccrual loans (1)	$11,388	$11,496
Restructured loans	427	535
Loans past due 90 days or more, still accruing	234	513
Total nonperforming loans	12,049	12,544
Other real estate owned	4,841	5,004
Total nonperforming assets	$16,890	$17,548

Nonperforming loans to total gross loans	1.78%	1.91%
Nonperforming assets to total assets	1.42%	1.61%
Allowance for loan losses to nonperforming loans	70.95%	67.94%
 (1) Included in nonaccrual loans at March 31, 2021 and December 31, 2020 are restructured loans totaling $2,783 and $2,891, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased $658,000 from a balance of $17,548,000 at December 31, 2020 to a balance of $16,890,000 at March 31, 2021, and remained relatively high compared to peers during the quarter ended March 31, 2021. The ratio of the allowance for loan losses to nonperforming loans increased from 67.94% at December 31, 2020 to 70.95% at March 31, 2021.

Table of Content
The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	March 31, 2021	December 31, 2020	December 31, 2020
Nonaccrual Loans:
Commercial and industrial	$—	$—	$—
Real estate - mortgage	—	—	—
RE construction & development	11,006	11,057	(51)
Agricultural	382	439	(57)
Installment and student loans	—	—	—
Total nonaccrual loans	$11,388	$11,496	$(108)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2021 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonaccrual loans, totaling $11,388,000 at March 31, 2021, decreased $108,000 from the balance of $11,496,000 reported at December 31, 2020, with real estate mortgage and real estate construction loans comprising 96.65% of total nonaccrual loans at March 31, 2021. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $305,000 during the quarter ended March 31, 2021 to a balance of $13,071,000 at March 31, 2021. Other real estate owned through foreclosure decreased to $4,841,000 for the period ended March 31, 2021 as compared to the balance of $5,004,000 recorded at December 31, 2020. Nonperforming assets as a percentage of total assets decreased from 1.61% at December 31, 2020 to 1.42% at March 31, 2021.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	March 31, 2021	December 31, 2020	March 31, 2020
Provision for credit losses year-to-date	$375	$2,769	$1,707
Allowance as % of nonperforming loans	70.95%	67.94%	59.94%

Nonperforming loans as % total loans	1.78%	1.91%	2.44%
Restructured loans as % total loans	0.48%	0.52%	0.84%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 6 loans totaling $3,211,000 at March 31, 2021, compared to 7 loans totaling $3,426,000 at December 31, 2020.

Table of Content
The following table summarizes special mention loans by type at March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$922	$1,307
Real estate mortgage:
Commercial real estate	15,013	14,343
Residential mortgages	—	—
Total real estate mortgage	15,013	14,343
RE construction & development	—	—
Agricultural	1,460	1,434
Installment and student loans	—	11
Total special mention loans	$17,395	$17,095

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which creates pressure on loan pricing. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company enters into troubled debt restructurings, when it improves collection prospects. While business and consumer spending have shown improvement over the last several years, it is difficult to forecast the impact COVID-19 will have on the economy. Local unemployment rates in the San Joaquin Valley have improved begun to improve as businesses begin to open back up. Management recognizes the increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the quarter ended March 31, 2021 and March 31, 2020.

Table of Content
Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	March 31, 2021	March 31, 2020
Total loans outstanding at end of period before deducting allowances for credit losses	$674,489	$623,686
Average loans outstanding during period	669,723	603,060

Balance of allowance at beginning of period	8,522	7,908
Loans charged-off:
Real estate	—	—
Commercial and industrial	—	—
Agricultural	—	—
Installment and student loans	(392)	(509)
Total loans charged-off	(392)	(509)
Recoveries of loans previously charged-off:
Real estate	6	4
Commercial and industrial	35	5
Installment and student loans	3	5
Total loan recoveries	44	14
Net loans charged-off	(348)	(495)

Provision charged to operating expense	375	1,707
Balance of allowance for credit losses at end of period	$8,549	$9,120

Net loan charged-off to total average loans (annualized)	0.21%	0.33%
Net loan charged-off to loans at end of period (annualized)	0.05%	0.02%
Allowance for credit losses to total loans at end of period	1.27%	1.46%
Net loan charged-off to allowance for credit losses (annualized)	1.02%	1.36%
Provision for credit losses to net charged-off (annualized)	(215.52)%	(153.27)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the quarter ended March 31, 2021, a $375,000 provision was recorded to the allowance for credit losses as compared to a $1,707,000 provision recorded for the quarter ended March 31, 2020.

Net charge-offs during the quarter ended March 31, 2021 totaled $348,000 as compared to net charge-offs of $495,000 for the quarter ended March 31, 2020. The Company charged-off, or had partial charge-offs on 49 loans during the quarter ended March 31, 2021, as compared to fourteen loans during the same period ended March 31, 2020, and 28 loans during the year ended December 31, 2020. The annualized percentage of net charge-offs to average loans was 0.21% for the quarter ended March 31, 2021. Annualized percentage net charge-offs were 0.09% for the year ended December 31, 2020. Annualized percentage net recoveries were 0.33% for the quarter ended March 31, 2020. The Company's loans net of unearned fees increased from $623,686,000 at March 31, 2020 to $674,489,000 at March 31, 2021.

The allowance at March 31, 2021 was 1.27% of outstanding loan balances at March 31, 2021, as compared to 1.30% at December 31, 2020, and 1.46% at March 31, 2020.

At March 31, 2021 and March 31, 2020, unfunded loan commitment reserves of $622,000 and $584,000, respectively, were reported in other liabilities. Management believes that the 1.27% credit loss allowance at March 31, 2021 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

Table of Content

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

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At March 31, 2021, the Bank had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (reverse repos) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth and accommodate any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2021, the loan portfolio totaled 56.8% of total assets and the loan to deposit ratio was 63.6%, compared to 59.9% and 67.8%, respectively, at December 31, 2020. Liquid assets at March 31, 2021, included cash and cash equivalents totaling $307,909,000 as compared to $294,069,000 at December 31, 2020. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $337,343,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at March 31, 2021.

During the first quarter of 2021, the Company entered into a firm commitment to purchase $108,035,000 in 30 year residential mortgage loans. The purchase is expected to close during the second quarter of 2021. The credit metrics for the pool are consistent with pools purchased by the Company over the last few years.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the quarter ended March 31, 2021, the Holding Company has received $1,974,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2019	$218,995
March 31, 2020	$199,853
December 31, 2020	$294,069
March 31, 2021	$307,909

Table of Content

Cash and cash equivalents increased $13,840,000 during the quarter ended March 31, 2021, compared to an decrease of $19,142,000 during the quarter ended March 31, 2020.

The Company had a net cash inflow from operating activities of $4,626,000 for the quarter ended March 31, 2021 and a cash inflow from operations totaling $4,812,000 for the period ended March 31, 2020. The Company experienced net cash outflows from investing activities of $84,046,000 related to a $20,631,000 increase in loan balances and purchases of available-for-sale securities of $68,156,000. For the quarter ended March 31, 2020, the Company experienced net cash outflows from investing activities of $44,161,000 related to a $26,886,000 increase in loan balances and and purchases of available-for-sale securities of $23,020,000.

During the quarter ended March 31, 2021, the Company experienced net cash inflows from financing activities totaling $93,260,000, primarily as the result of increases of $93,779,000 in demand deposits and savings accounts, partially offset by cash dividends paid. For the quarter ended March 31, 2020, the Company experienced net cash inflows of $20,207,000 primarily as the result of increases of $25,727,000 in demand deposits and savings accounts, offset by decreases of $3,653,000 in time deposits and cash dividends paid.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholders' equity to total tangible assets equal to or greater than 9%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 10.4% and 12.4% at March 31, 2021 and 2020, respectively.

The Company uses a variety of measures to evaluate its capital adequacy, including the leverage ratios which is calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2021:

Table 14. Capital Ratios

	Ratios at March 31, 2021	Ratios at December 31, 2020	Minimum Requirement to be Well Capitalized	Minimum requirement for Community Bank Leverage Ratio (1) (2)
Tier 1 capital to adjusted average assets ("Leverage Ratio")
Company	11.02%	11.37%	5.00%	8.00%
Bank	10.88%	11.17%	5.00%	8.00%
(1) The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowers this to 8% as described below.

Table of Content
(2) If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.

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

As of March 31, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.6% of total shareholders' equity of $117,333,000 at March 31, 2021. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the quarter ended March 31, 2021, the Company did not repurchase any of the shares available.

During the quarter ended ended March 31, 2021, the Bank paid $1,974,000 in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On March 26, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 16, 2021, to shareholders of record as of April 6, 2021. Approximately $1,876,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

Table of Content

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank. At March 31, 2021, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2021 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Table of Content
PART II. Other Information

Item 1. Legal Proceedings

The Company is involved in various legal proceedings in the normal course of business. In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2021.

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

Table of Content
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date:	April 30, 2021	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer