Form 10-Q
period 2021-06-30
UNITED SECURITY BANCSHARES
filed 2021-07-30
CIK 1137547

Table of Content
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of June 30, 2021: 17,010,288

Table of Content
TABLE OF CONTENTS

Facing Page

Table of Content
PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2021 and December 31, 2020

(in thousands except shares)	June 30, 2021	December 31, 2020
Assets
Cash and non-interest-bearing deposits in other banks	$43,240	$29,490
Due from Federal Reserve Bank ("FRB")	117,668	264,579
Cash and cash equivalents	160,908	294,069
Investment securities (at fair value)
Available-for-sale ("AFS") securities	166,976	82,341
Marketable equity securities	3,791	3,851
Total investment securities	170,767	86,192
Loans	841,103	655,411
Unearned fees and unamortized loan origination costs - net	946	(1,064)
Allowance for credit losses	(9,200)	(8,522)
Net loans	832,849	645,825
Premises and equipment - net	8,877	9,110
Accrued interest receivable	8,600	8,164
Other real estate owned	4,753	5,004
Goodwill	4,488	4,488
Deferred tax assets - net	3,063	2,907
Cash surrender value of life insurance	21,904	20,715
Operating lease right-of-use assets	2,600	2,864
Other assets	12,246	13,316
Total assets	$1,231,055	$1,092,654

Liabilities & Shareholders' Equity
Liabilities
Deposits
Non-interest-bearing	$442,140	$391,897
Interest-bearing	648,302	560,754
Total deposits	1,090,442	952,651

Operating lease liabilities	2,707	2,967
Other liabilities	8,288	8,305
Junior subordinated debentures (at fair value)	11,253	10,924
Total liabilities	1,112,690	974,847
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,010,288 at June 30, 2021 and 17,009,883 at December 31, 2020	59,496	59,397
Retained earnings	59,507	59,138
Accumulated other comprehensive loss	(638)	(728)
Total shareholders' equity	118,365	117,807
Total liabilities and shareholders' equity	$1,231,055	$1,092,654

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2021	2020	2021	2020
Interest Income:
Interest and fees on loans	$8,708	$7,849	$16,779	$16,348
Interest on investment securities	654	356	1,041	784
Interest on deposits in FRB	42	38	104	605
Total interest income	9,404	8,243	17,924	17,737

Interest Expense:
Interest on deposits	468	447	895	1,111
Interest on other borrowed funds	45	83	92	180
Total interest expense	513	530	987	1,291

Net Interest Income	8,891	7,713	16,937	16,446
Provision for Credit Losses	826	428	1,201	2,134
Net Interest Income after Provision for Credit Losses	8,065	7,285	15,736	14,312

Noninterest Income:
Customer service fees	692	618	1,348	1,346
Increase in cash surrender value of bank-owned life insurance	138	127	269	258
Unrealized gain (loss) on fair value of marketable equity securities	—	71	(60)	85
Gain on proceeds from bank-owned life insurance	—	310	—	310
Gain (loss) on fair value of junior subordinated debentures	377	(30)	(656)	1,469
Gain on sale of assets	—	—	13	—
Other	115	118	248	328
Total noninterest income	1,322	1,214	1,162	3,796

Noninterest Expense:
Salaries and employee benefits	2,893	2,414	5,917	5,409
Occupancy expense	837	869	1,693	1,723
Data processing	148	135	235	247
Professional fees	865	691	1,690	1,546
Regulatory assessments	123	77	289	162
Director fees	92	94	184	188
Correspondent bank service charges	23	17	42	33
Net cost on operation and sale of OREO	18	780	43	933
Other	606	612	1,077	1,193
Total noninterest expense	5,605	5,689	11,170	11,434

Income Before Provision for Taxes	3,782	2,810	5,728	6,674
Provision for Taxes on Income	1,077	798	1,613	1,906
Net Income	$2,705	$2,012	$4,115	$4,768

Net Income per common share
Basic	$0.16	$0.12	$0.24	$0.28
Diluted	$0.16	$0.12	$0.24	$0.28
Shares on which net income per common shares were based
Basic	17,010,288	16,975,588	17,010,210	16,974,845
Diluted	17,032,878	16,988,778	17,027,477	16,992,223

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net Income	$2,705	$2,012	$4,115	$4,768

Unrealized holdings gain (loss) on debt securities	827	952	(247)	827
Unrealized gains on unrecognized post-retirement costs	26	20	50	40
Unrealized (loss) gain on junior subordinated debentures	(647)	(1,208)	325	(453)
Other comprehensive gain (loss), before tax	206	(236)	128	414
Tax (expense) benefit related to debt securities	(245)	(342)	72	(305)
Tax expense related to unrecognized post-retirement costs	(8)	(5)	(15)	(11)
Tax benefit (expense) related to junior subordinated debentures	192	356	(95)	133
Total other comprehensive gain (loss)	145	(227)	90	231
Comprehensive Income	$2,850	$1,785	$4,205	$4,999

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2019 (1)	16,973,885	$58,973	$57,647	$(632)	$115,988
(1) Excludes 35,572 unvested restricted shares

Other comprehensive loss				458	458
Dividends payable ($0.11 per share)			(1,867)		(1,867)
Restricted stock units released	350				—
Tax benefit from restricted stock units released		(1)			(1)
Stock-based compensation expense		78			78
Net income			2,754		2,754
Balance March 31, 2020 (2)	16,974,235	$59,050	$58,534	$(174)	$117,410
(2) Excludes 47,572 unvested restricted shares

Other comprehensive loss				(227)	(227)
Dividends payable ($0.11 per share)			(1,866)		(1,866)
Restricted stock units released	3,004				—
Stock-based compensation expense		131			131
Net income			2,012		2,012
Balance June 30, 2020 (3)	16,977,239	$59,181	$58,680	$(401)	$117,460
(3) Excludes 44,568 unvested restricted shares

Other comprehensive loss				81	81
Dividends payable ($0.11 per share)			(1,867)		(1,867)
Stock-based compensation expense		108			108
Net income			2,271		2,271
Balance September 30, 2020 (4)	16,977,239	$59,289	$59,084	$(320)	$118,053
(4) Excludes 44,568 unvested restricted shares

Other comprehensive loss				(408)	(408)
Dividends payable ($0.11 per share)			(1,870)		(1,870)
Restricted stock units released	32,644				—
Stock-based compensation expense		108			108
Net income			1,924		1,924
Balance December 31, 2020 (5)	17,009,883	$59,397	$59,138	$(728)	$117,807
(5) Excludes 11,924 unvested restricted shares

Other comprehensive income				(55)	(55)
Dividends payable ($0.11 per share)			(1,876)		(1,876)
Restricted stock units released	405				—
Stock-based compensation expense		46			46
Net income			1,411		1,411
Balance March 31, 2021 (6)	17,010,288	$59,443	$58,673	$(783)	$117,333
(6) Excludes 41,424 unvested restricted shares

Table of Content

Other comprehensive income				145	145
Dividends payable ($0.11 per share)			(1,871)		(1,871)
Stock-based compensation expense		53			53
Net income			2,705		2,705
Balance June 30, 2021 (7)	17,010,288	$59,496	$59,507	$(638)	$118,365
(7) Excludes 41,424 unvested restricted shares

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Table of Content

	Six months ended June 30,
(In thousands)	2021	2020
Cash Flows From Operating Activities:
Net Income	$4,115	$4,768
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,201	2,134
Depreciation and amortization	702	698
Amortization of operating lease right-of-use assets	(260)	(295)
Amortization of premium/discount on investment securities, net	481	523
Increase in accrued interest receivable	(436)	(937)
Decrease in accrued interest payable	(3)	(23)
Increase (decrease) in accounts payable and accrued liabilities	34	(397)
(Increase) decrease in unearned fees and unamortized loan origination costs, net	(2,010)	184
(Increase) decrease in income taxes receivable	(253)	1,472
Unrealized loss (gain) on marketable equity securities	60	(85)
Stock-based compensation expense	98	209
(Provision) benefit for deferred income taxes	(98)	300
Loss on sale of other real estate owned	—	113
Write down on other real estate owned	—	727
Gain on bank owned life insurance	—	(310)
Increase in cash surrender value of bank-owned life insurance	(269)	(258)
Loss (gain) on fair value option of junior subordinated debentures	656	(1,469)
Net decrease in other assets	1,839	762
Net cash provided by operating activities	5,857	8,116

Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(8)	(39)
Purchases of available-for-sale securities	(97,325)	(27,971)
Principal payments of available-for-sale securities	11,964	11,709
Net increase in loans	(186,215)	(53,461)
Cash proceeds from sales of other real estate owned	251	895
Investment in limited partnership	(340)	(201)
Proceeds from Bank Owned Life Insurance	—	1,243
Purchase of bank-owned life insurance	(920)	—
Capital expenditures of premises and equipment	(469)	(759)
Net cash used in investing activities	(273,062)	(68,584)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	136,210	76,476
Net increase (decrease) in time deposits	1,581	(1,727)
Dividends on common stock	(3,747)	(3,735)
Net cash provided by financing activities	134,044	71,014

Net (decrease) increase in cash and cash equivalents	(133,161)	10,546
Cash and cash equivalents at beginning of period	294,069	218,995
Cash and cash equivalents at end of period	$160,908	$229,541

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

Table of Content
2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2021 and December 31, 2020:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2021
Securities available-for-sale:
U.S. Government agencies	$38,077	$322	$(81)	$38,318
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	69,488	520	(130)	69,878
Asset-backed securities	5,259	60	—	5,319
Municipal bonds	48,505	189	(655)	48,039
Corporate bonds	5,000	422	—	5,422
Total securities available-for-sale	$166,329	$1,513	$(866)	$166,976

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2020
Securities available-for-sale:
U.S. Government agencies	$33,800	$142	$(232)	$33,710
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	37,732	722	(9)	38,445
Asset-backed securities	3,871	38	—	3,909
Municipal bonds	1,045	13	—	1,058
Corporate bonds	5,000	219	—	5,219
Total securities available-for-sale	$81,448	$1,134	$(241)	$82,341

The amortized cost and fair value of securities available for sale at June 30, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed pay downs.

	June 30, 2021
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$1,479	$1,483
Due after one year through five years	465	464
Due after five years through ten years	67,811	67,824
Due after ten years	27,086	27,327
Collateralized mortgage obligations	69,488	69,878
	$166,329	$166,976

There were no realized gains or losses on sales of available-for-sale securities for the three and six month periods ended June 30, 2021 and June 30, 2020. There were no other-than-temporary impairment losses for the three and six month periods ended June 30, 2021 and June 30, 2020.

At June 30, 2021, available-for-sale securities with an amortized cost of approximately $105,071,000 (fair value of $105,782,000) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

Table of Content
The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$—	$—	$12,307	$(81)	$12,307	$(81)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	26,168	(130)	26	—	26,194	(130)
Corporate bonds	—	—	—	—	—	—
Municipal bonds	29,225	(655)	—	—	29,225	(655)
Asset-backed securities	—	—	—	—	—	—
Total impaired securities	$55,393	$(785)	$12,333	$(81)	$67,726	$(866)

December 31, 2020
Securities available for sale:
U.S. Government agencies	$9,013	$(73)	$16,963	$(159)	$25,976	$(232)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30	(1)	1,684	(8)	1,714	(9)
Corporate bonds	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Total impaired securities	$9,043	$(74)	$18,647	$(167)	$27,690	$(241)

Temporarily impaired securities at June 30, 2021, were comprised of twenty-five municipal bonds, six U.S. government agency securities, and nine U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At June 30, 2021, the decline in fair value of the twenty-five municipal bonds, six U.S. government agency securities, and the nine U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not intend to sell these impaired securities, and it is more likely than not that it will not be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021.

During the six months ended June 30, 2021 and 2020, the Company recognized $60,000 in unrealized holding losses and $85,000 of unrealized holding gains related to equity securities in the consolidated statements of income, respectively. For the quarters ended June 30, 2021 and 2020, the Company recognized unrealized holding gains of zero and $71,000, respectively.

The Company had no held-to-maturity or trading securities at June 30, 2021 or December 31, 2020.

3.Loans

Loans are comprised of the following:

(in 000's)	June 30, 2021	December 31, 2020
Commercial and industrial:
Commercial and business loans	$43,676	$37,349
Government program loans	12,408	10,165
Total commercial and industrial	56,084	47,514
Real estate mortgage:
Commercial real estate	333,288	282,951
Residential mortgages	176,501	37,236
Home improvement and home equity loans	96	107
Total real estate mortgage	509,885	320,294
Real estate construction and development	165,426	175,016
Agricultural	53,518	51,079
Installment and student loans	56,190	61,508
Total loans	$841,103	$655,411

Outside of mortgage loan pools, which are occasionally purchased, the Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 6.7% of total loans at June 30, 2021 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Included within the balance of Commercial and industrial loans is $12,172,000 in Paycheck Protection Program ("PPP") loans administrated by the SBA. PPP loans have a two or five year term and earn interest at 1%. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The fees are recognized as income over the contractual life of the loan. At June 30, 2021, there were $553,000 outstanding in net unearned

Table of Content
PPP fees. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Real estate mortgage loans, representing 60.6% of total loans at June 30, 2021, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 19.7% of total loans at June 30, 2021, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 6.4% of total loans at June 30, 2021 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 6.7% of total loans at June 30, 2021 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See "Note 4 - Student Loans" for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2021 and December 31, 2020, these financial instruments include commitments to extend credit of $192,518,000 and $216,799,000, respectively, and standby letters of credit of $465,000 and $3,668,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of delinquent loans at June 30, 2021 (in 000's):

June 30, 2021	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$43,676	$43,676	$—
Government program loans	—	—	—	—	12,408	12,408	—
Total commercial and industrial	—	—	—	—	56,084	56,084	—

Commercial real estate loans	—	—	—	—	333,288	333,288	—
Residential mortgages	—	546	—	546	175,955	176,501	—
Home improvement and home equity loans	14	—	—	14	82	96	—
Total real estate mortgage	14	546	—	560	509,325	509,885	—

Real estate construction and development loans	—	—	8,605	8,605	156,821	165,426	—
Agricultural loans	—	—	262	262	53,256	53,518	—
Installment and student loans	1,029	86	156	1,271	54,919	56,190	156

Total loans	$1,043	$632	$9,023	$10,698	$830,405	$841,103	$156

The following is a summary of delinquent loans at December 31, 2020 (in 000's):

December 31, 2020	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$184	$—	$—	$184	$37,165	$37,349	$—
Government program loans	—	—	—	—	10,165	10,165	—
Total commercial and industrial	184	—	—	184	47,330	47,514	—

Commercial real estate loans	—	—	—	—	282,951	282,951	—
Residential mortgages	—	—	—	—	37,236	37,236	—
Home improvement and home equity loans	—	—	—	—	107	107	—
Total real estate mortgage	—	—	—	—	320,294	320,294	—

Real estate construction and development loans	—	—	8,605	8,605	166,411	175,016	—
Agricultural loans	—	—	439	439	50,640	51,079	—
Installment and student loans	510	875	513	1,898	59,610	61,508	513

Total loans	$694	$875	$9,557	$11,126	$644,285	$655,411	$513

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2021 or December 31, 2020.

The following is a summary of nonaccrual loan balances at June 30, 2021 and December 31, 2020 (in 000's).

	June 30, 2021	December 31, 2020
Commercial and business loans	$—	$—
Government program loans	—	—
Total commercial and industrial	—	—

Commercial real estate loans	—	—
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	—

Real estate construction and development loans	10,940	11,057
Agricultural loans	325	439
Installment and student loans	—	—

Total nonaccrual loans	$11,265	$11,496

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

Table of Content
The following is a summary of impaired loans at June 30, 2021 (in 000's).

June 30, 2021	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$—	$—	$—	$—	$—	$260	$—
Government program loans	154	155	—	155	—	184	5
Total commercial and industrial	154	155	—	155	—	444	5

Commercial real estate loans	—	—	—	—	—	896	—
Residential mortgages	359	—	360	360	12	530	8
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	359	—	360	360	12	1,426	8

Real estate construction and development loans	10,940	10,940	—	10,940	—	11,056	146
Agricultural loans	379	117	262	379	161	501	13
Installment and student loans	—	—	—	—	—	—	—

Total impaired loans	$11,832	$11,212	$622	$11,834	$173	$13,427	$172

(1) The recorded investment in loans includes accrued interest receivable of $2.
(2) Information is based on six months ended June 30, 2021.

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

The average recorded investment in impaired loans for the quarters ended June 30, 2021 and 2020 was $12,452,000 and
$15,685,000, respectively. Interest income recognized on impaired loans for the quarters ended June 30, 2021 and 2020 was approximately $78,000 and $124,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $87,000 and $67,000 for the quarters ended June 30, 2021 and 2020, respectively.

The average recorded investment in impaired loans for the six months ended June 30, 2021 and 2020 was $13,427,000 and
$16,148,000, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2020 and 2019 was approximately $172,000 and $263,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $156,000 and $148,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Table of Content
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

There were no TDR additions or defaults for the quarters ended June 30, 2021 or June 30, 2020. There were no additions during the six months ended June 30, 2021 and one during the six months ended June 30, 2020.

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

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At June 30, 2021, the Company had 6 restructured loans totaling $3,073,000 as compared to 7 restructured loans totaling $3,426,000 at December 31, 2020.

Table of Content
The following tables summarize TDR activity by loan category for the quarters ended June 30, 2021 and June 30, 2020 (in 000's).

Three Months Ended June 30, 2021	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$362	$—	$2,401	$448	$—	$3,211

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	—	—	(3)	—	(66)	(69)	—	(138)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$359	$—	$2,335	$379	$—	$3,073

Allowance for loan loss	$—	$—	$12	$—	$—	$161	$—	$173
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Three Months Ended June 30, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$4	$893	$1,048	$—	$2,587	$721	$—	$5,253

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	(4)	(4)	(10)	—	(51)	(29)	—	(98)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$889	$1,038	$—	$2,536	$692	$—	$5,155

Allowance for loan loss	$—	$175	$31	$—	$—	$243	$—	$449
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

The following tables summarize TDR activity by loan category for the six months ended June 30, 2021 and June 30, 2020 (in 000's).

Six Months Ended June 30, 2021	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$365	$—	$2,452	$609	$—	$3,426

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	—	—	(6)	—	(117)	(230)	—	(353)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$359	$—	$2,335	$379	$—	$3,073

Allowance for loan loss	$—	$—	$12	$—	$—	$161	$—	$173
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Table of Content

Six Months Ended June 30, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$9	$898	$1,060	$—	$2,654	$566	$—	$5,187

Additions	—	—	—	—	—	179	—	179

Principal (reductions) additions	(9)	(9)	(22)	—	(118)	(53)	—	(211)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$889	$1,038	$—	$2,536	$692	$—	$5,155

Allowance for loan loss	$—	$175	$31	$—	$—	$243	$—	$449
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

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

Table of Content
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

Table of Content
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

The Company did not carry any loans graded as doubtful or loss at June 30, 2021 or December 31, 2020.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2021 and December 31, 2020:

June 30, 2021	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$12,415	$—	$—	$—	$12,415
Grade 3	—	483	—	—	483
Grades 4 and 5 – pass	43,506	310,404	154,486	40,335	548,731
Grade 6 – special mention	—	22,401	—	12,804	35,205
Grade 7 – substandard	163	—	10,940	379	11,482
Total	$56,084	$333,288	$165,426	$53,518	$608,316

December 31, 2020	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$9,811	$—	$—	$30	$9,841
Grade 3	—	519	—	—	519
Grades 4 and 5 – pass	35,919	267,215	163,959	49,006	516,099
Grade 6 – special mention	1,307	14,343	—	1,434	17,084
Grade 7 – substandard	477	874	11,057	609	13,017
Total	$47,514	$282,951	$175,016	$51,079	$556,560

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated or purchased. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse. Within the student loan portfolio, the Company does not grade these loans individually, but monitors credit quality indicators such as delinquency and program defined status codes such as forbearance.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$166,012	$82	$55,559	$221,653	$27,484	$92	$60,414	$87,990
Pass	10,489	14	475	10,978	9,752	15	570	10,337
Special mention	—	—	—	—	—	—	11	11
Substandard	—	—	156	156	—	—	513	513
Doubtful	—	—	—	—	—	—	—	—
Total	$176,501	$96	$56,190	$232,787	$37,236	$107	$61,508	$98,851

 Allowance for Loan Losses

Table of Content

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

Home improvement and home equity loans – Because of their junior lien position, these loans have an inherently higher risk level. Additionally, residential real estate has been challenged in the recent past and therefore anticipated risk for this loan segment has increased.

Real estate construction and development loans –This segment of loans is considered to have a higher risk profile due to construction and market value issues in conjunction with normal credit risks.

Agricultural loans – This segment is considered to have risks associated with weather, water availability, regulatory, insects, and marketing issues. In addition, concentrations in certain crops or certain agricultural areas can increase risk.

Installment and student loans (Includes consumer loans, student loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured. Additionally, in the case of student loans, there are increased risks associated with liquidity as there is a significant time lag between funding of a student loan and eventual repayment.

COVID-19 – The Company is engaged in more frequent communication with borrowers to understand their situation and the challenges faced, as a result of the ongoing COVID-19 pandemic. While the Company has not yet experienced any charge-offs related to COVID-19, the allowance for credit loss calculation, and resulting provision for credit losses, are impacted by changes in economic conditions and an increase in unemployment. Although economic scenarios have improved since the pandemic was declared in March 2020, the credit risk in the loan portfolio remains heightened resulting in the need for an additional reserve for credit loss.

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended June 30, 2021 and 2020 (in 000's)

Table of Content

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total
June 30, 2021
Beginning balance	$528	$551	$3,830	$665	$2,724	$251	$8,549
Provision (recapture of provision) for credit losses	100	531	(617)	441	249	122	826

Charge-offs	—	—	—	—	(188)	—	(188)
Recoveries	4	5	—	—	4	—	13
Net charge-offs	4	5	—	—	(184)	—	(175)

Ending balance	$632	$1,087	$3,213	$1,106	$2,789	$373	$9,200
Period-end amount allocated to:
Loans individually evaluated for impairment	—	12	—	161	—	—	173
Loans collectively evaluated for impairment	632	1,075	3,213	945	2,789	373	9,027
Ending balance	$632	$1,087	$3,213	$1,106	$2,789	$373	$9,200

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total
June 30, 2020
Beginning balance	$914	$910	$3,461	$868	$2,616	$351	$9,120
Provision (recapture of provision) for credit losses	(166)	(103)	363	(32)	577	(211)	428

Charge-offs	—	—	(252)	—	(448)	—	(700)
Recoveries	8	5	—	—	1	—	14
Net charge-offs	8	5	(252)	—	(447)	—	(686)

Ending balance	$756	$812	$3,572	$836	$2,746	$140	$8,862
Period-end amount allocated to:
Loans individually evaluated for impairment	—	206	—	243	—	—	449
Loans collectively evaluated for impairment	756	606	3,572	593	2,746	140	8,413
Ending balance	$756	$812	$3,572	$836	$2,746	$140	$8,862

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2021 and 2020 (in 000's)

Table of Content

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2021
Beginning balance	$625	$575	$3,722	$711	$2,614	$275	$8,522
Provision (recapture of provision) for credit losses	(32)	501	(509)	395	748	98	1,201

Charge-offs	—	—	—	—	(580)	—	(580)
Recoveries	39	11	—	—	7	—	57
Net recoveries (charge-offs)	39	11	—	—	(573)	—	(523)

Ending balance	$632	$1,087	$3,213	$1,106	$2,789	$373	$9,200
Period-end amount allocated to:
Loans individually evaluated for impairment	—	12	—	161	—	—	173
Loans collectively evaluated for impairment	632	1,075	3,213	945	2,789	373	9,027
Ending balance	$632	$1,087	$3,213	$1,106	$2,789	$373	$9,200

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2020
Beginning balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908
Provision (recapture of provision) for credit losses	(579)	91	1,016	75	1,564	(33)	2,134

Charge-offs	—	—	(252)	—	(956)	—	(1,208)
Recoveries	13	9	—	—	6	—	28
Net (charge-offs) recoveries	13	9	(252)	—	(950)	—	(1,180)

Ending balance	$756	$812	$3,572	$836	$2,746	$140	$8,862
Period-end amount allocated to:
Loans individually evaluated for impairment	—	206	—	243	—	—	449
Loans collectively evaluated for impairment	756	606	3,572	593	2,746	140	8,413
Ending balance	$756	$812	$3,572	$836	$2,746	$140	$8,862

Table of Content

The following summarizes information with respect to the loan balances at June 30, 2021 and 2020.

	June 30, 2021			June 30, 2020
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$—	$43,676	$43,676	$318	$41,207	$41,525
Government program loans	155	12,253	12,408	241	26,464	26,705
Total commercial and industrial	155	55,929	56,084	559	67,671	68,230

Commercial real estate loans	—	333,288	333,288	2,048	262,444	264,492
Residential mortgage loans	360	176,141	176,501	1,041	48,785	49,826
Home improvement and home equity loans	—	96	96	—	120	120
Total real estate mortgage	360	509,525	509,885	3,089	311,349	314,438

Real estate construction and development loans	10,940	154,486	165,426	11,109	142,546	153,655

Agricultural loans	379	53,139	53,518	696	48,283	48,979

Installment and student loans	—	56,190	56,190	—	64,352	64,352

Total loans	$11,834	$829,269	$841,103	$15,453	$634,201	$649,654
4.Student Loans

Included in the installment and student loans segment of the loan portfolio are $52,660,000 and $57,385,000 in student loans at June 30, 2021 and December 31, 2020, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $2,236,000 at June 30, 2021 and $3,201,000 at December 31, 2020. At June 30, 2021 there were 896 loans within repayment, deferment, and forbearance which represented $21,670,000, $5,893,000, and $12,706,000, respectively. At December 31, 2020, there were 944 loans within repayment, deferment, and forbearance which represented $28,906,000, $7,407,000 and $7,179,000, respectively. As of June 30, 2021 and December 31, 2020, the reserve against the student loan portfolio was $2,709,000 and $2,546,000, respectively. There were no TDRs within the portfolio as of June 30, 2021 or December 31, 2020. At June 30, 2021 and December 31, 2020, student loans totaling $156,000 and $513,000 were included in the substandard category, respectively.

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

Table of Content
The following tables summarize the credit quality indicators for outstanding student loans as of June 30, 2021 and December 31, 2020 (in 000's, except for number of borrowers):

	June 30, 2021			December 31, 2020
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	225	$7,844	$2,236	319	$12,905	$3,201
Grace	91	4,547	1,220	34	988	719
Repayment	475	21,670	544	623	28,906	292
Deferment	139	5,893	600	187	7,407	209
Forbearance	282	12,706	830	134	7,179	553
Total	1,212	$52,660	$5,430	1,297	$57,385	$4,974

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

Forbearance - The period of time during which the borrower may postpone making principal and interest payments, which may be granted for either hardship or administrative reasons. Interest will continue to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, the delinquency will be covered by the forbearance and all accrued and unpaid interest from the date of delinquency or if none, from the date of beginning of the forbearance period, will be capitalized at the end of each forbearance period. The term of the loan will not change and payments may be increased to allow the loan to pay off in the required time frame. A forbearance that results in only an insignificant delay in payment, is not considered a concessionary change in terms, provided the borrower affirms the obligation. Forbearance is not an uncommon status designation, this designation is standard industry practice, and is consistent with the succession of students migrating to employed medical professionals. However additional risk is associated with this designation.

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the three and six months ended June 30, 2021, $16,000 and $44,000 in accrued interest receivable was reversed, due to charge-offs of $188,000 and $568,000, respectively, within the student loan portfolio. For three and six months ended June 30, 2020, $21,000 and $50,000 in accrued interest receivable was reversed, due to charge-offs of $446,000 and $947,000, respectively, within the student loan portfolio.

Table of Content
The following tables summarize the student loan aging for loans in repayment and forbearance as of June 30, 2021 and December 31, 2020 (in 000's, except for number of borrowers):

	June 30, 2021		December 31, 2020
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	304	$33,016	304	$34,188
31 - 60 days	7	1,019	4	510
61 - 90 days	1	86	10	875
91 - 120 days	2	156	5	513
Total	314	$34,277	323	$36,086
5.Deposits

Deposits include the following:

(in 000's)	June 30, 2021	December 31, 2020
Noninterest-bearing deposits	$442,140	$391,897
Interest-bearing deposits:
NOW and money market accounts	479,400	402,566
Savings accounts	105,801	96,669
Time deposits:
Under $250,000	41,075	40,302
$250,000 and over	22,026	21,217
Total interest-bearing deposits	648,302	560,754
Total deposits	$1,090,442	$952,651

6.Short-term Borrowings/Other Borrowings

At June 30, 2021, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $334,648,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $4,055,000. At June 30, 2021, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank (PCBB) totaling $50,000,000, a Fed Funds line of $10,000,000 with Union Bank, and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of June 30, 2021, $4,359,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $530,442,000 in secured and unsecured loans were pledged at June 30, 2021, as collateral for borrowing lines with the Federal Reserve Bank. At June 30, 2021, the Company had no outstanding borrowings.

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

Table of Content
7.Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2032. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of June 30, 2021, the Company had 12 operating leases and no financing leases.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in 000's)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease expense	$168	$190	$336	$380
Variable lease expense	77	46	157	117
Total	$245	$236	$493	$497
Supplemental balance sheet information related to leases was as follows:

(in 000's)	June 30, 2021
Operating cash flows from operating leases	$332
ROU assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term in years for operating leases	5.47
Weighted-average discount rate for operating leases	5.15%
Maturities of lease liabilities were as follows:

(in 000's)	June 30, 2021
2021	$672
2022	679
2023	636
2024	418
2025	199
Thereafter	506
Total undiscounted cash flows	3,110
Less: present value discount	(403)
Present value of net future minimum lease payments	$2,707

8.Supplemental Cash Flow Disclosures

	Six months ended June 30,
(in 000's)	2021	2020
Cash paid during the period for:
Interest	$990	$1,314
Income taxes	2,060	—
Noncash investing activities:
Unrealized gain on unrecognized post retirement costs	50	40
Unrealized (loss) gain on available for sale securities	(247)	827
Unrealized gain (loss) on junior subordinated debentures	325	(453)
Cash dividend declared	1,871	1,868

Table of Content
9.Dividends on Common Stock

On June 22, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on July 16, 2021, to shareholders of record as of July 6, 2021. Approximately $1,871,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (000's, except per share amounts)	$2,705	$2,012	$4,115	$4,768

Weighted average shares issued	17,010,288	16,975,588	17,010,210	16,974,845
Add: dilutive effect of stock options	22,590	13,190	17,267	17,378
Weighted average shares outstanding adjusted for potential dilution	17,032,878	16,988,778	17,027,477	16,992,223

Basic earnings per share	$0.16	$0.12	$0.24	$0.28
Diluted earnings per share	$0.16	$0.12	$0.24	$0.28
Anti-dilutive stock options excluded from earnings per share calculation	71,000	101,000	101,000	101,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2021 and December 31, 2020, the Company had no recorded valuation allowance. The Company is no longer subject to IRS examination for years before 2015.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized or uncertain tax positions during the periods ended June 30, 2021 and 2020 were insignificant.

The Company reported a provision for income taxes of $1,613,000 for the six months ended June 30, 2021 as compared to the $1,906,000 provision reported in the comparable period of 2020. The effective tax rate was 28.16% for the six months ended June 30, 2021 as compared to 28.56% for the comparable period of 2020.

Table of Content
12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of June 30, 2021. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the balance sheet. As of June 30, 2021, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At June 30, 2021, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The 3.84% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At June 30, 2021, the total cumulative gain recorded on the debt is $1,256,000.

The net fair value calculation performed as of June 30, 2021 resulted in a net pretax loss adjustment of $331,000 for the six months ended June 30, 2021 compared to a net pretax gain adjustment of $1,015,000 for the six months ended June 30, 2020.

For the six months ended June 30, 2021, the net $331,000 fair value loss adjustment was separately presented as a $656,000 loss ($462,000, net of tax) recognized on the consolidated statements of income, and a $325,000 gain ($229,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the six months ended June 30, 2020, the net $1,015,000 fair value gain adjustment was separately presented as a $1,469,000 gain ($1,035,000, net of tax) recognized on the consolidated statements of income, and a $453,000 loss ($319,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

The net fair value calculation performed as of June 30, 2021 resulted in a net pretax loss adjustment of $270,000 for the quarter ended June 30, 2021 compared to a net pretax loss adjustment of $1,238,000 for the quarter ended June 30, 2020.

For the quarter ended June 30, 2021, the net $270,000 fair value loss adjustment was separately presented as a $377,000 gain ($265,000, net of tax) recognized on the consolidated statements of income, and a $647,000 loss ($456,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended June 30, 2020, the net $1,238,000 fair value loss adjustment was separately presented as a $30,000 loss ($21,000, net of tax) recognized on the consolidated statements of income, and a $1,208,000 loss ($851,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

Table of Content

June 30, 2021
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	147,340	147,340	3,791	143,549	—
Loans	832,849	829,802	—	—	829,802
Accrued interest receivable	8,600	8,600	—	8,600	—
Financial Liabilities:
Deposits:
Noninterest-bearing	442,140	442,567	442,567	—	—
NOW and money market	479,400	479,400	479,400	—	—
Savings	105,801	105,801	105,801	—	—
Time deposits	63,101	63,232	—	—	63,232
Total deposits	1,090,442	1,091,000	1,027,768	—	63,232
Junior subordinated debt	11,253	11,253	—	—	11,253

December 31, 2020
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	86,192	86,192	3,851	82,341	—
Loans	645,825	636,470	—	—	636,470
Accrued interest receivable	8,164	8,164	—	8,164	—
Financial Liabilities:
Deposits:
Noninterest-bearing	391,897	430,210	430,210	—	—
NOW and money market	402,566	406,707	406,707	—	—
Savings	96,669	94,467	94,467	—	—
Time deposits	61,519	61,519	—	—	61,519
Total deposits	952,651	992,903	931,384	—	61,519
Junior subordinated debt	10,924	10,924	—	—	10,924

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurements during the six months ended June 30, 2021.

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2021 (in 000’s):

Description of Assets	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$38,318	$—	$38,318	$—
U.S. Government collateralized mortgage obligations	69,878	—	69,878	—
Asset-backed securities	5,319	—	5,319	—
Municipal bonds	48,039	—	48,039	—
Corporate bond	5,422	—	5,422	—
Total AFS securities	166,976	—	166,976	—

Marketable equity securities (2)	3,791	3,791	—	—
Total	$170,767	$3,791	$166,976	$—

Table of Content

Description of Liabilities	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$11,253	—	—	$11,253
Total	$11,253	—	—	$11,253
(1)Nonrecurring
(2)Recurring

There were no non-recurring fair value adjustments at June 30, 2021.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

June 30, 2021				December 31, 2020
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	3.84%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	3.57%
Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The decrease in discount rate between the periods ended June 30, 2021 and December 31, 2020 is primarily due to decreases in rates for similar debt instruments.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the quarters ended June 30, 2021 and 2020 (in 000’s):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,983	$8,546	$10,924	$10,808
Gross (gain) loss included in earnings	(377)	30	656	(1,469)
Gross loss (gain) related to changes in instrument specific credit risk	647	1,208	(325)	453
Change in accrued interest	—	(13)	(2)	(21)
Ending balance	$11,253	$9,771	$11,253	$9,771
The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(377)	$30	$656	$(1,469)
14.Goodwill and Intangible Assets

Table of Content
At June 30, 2021, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2020. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2020 with no material events occurring through the three and six month periods ended June 30, 2021.

15.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	June 30, 2021			December 31, 2020
(in 000's)	Net unrealized gain (loss) on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized (loss) gain on junior subordinated debentures	Net unrealized (loss) gain on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$630	$(770)	$(588)	$(175)	$(675)	$218
Current period comprehensive (loss) income	(174)	35	229	805	(95)	(806)
Ending balance	$456	$(735)	$(359)	$630	$(770)	$(588)
Accumulated other comprehensive loss			$(638)			$(728)

16.Investment in York Monterey Properties

As of June 30, 2021, the Bank's investment in York Monterey Properties Inc. totaled $4,699,000. York Monterey Properties Inc. is included within the consolidated financial statements of the Company, with $4,582,000 of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

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

	Contractual Amount
(In thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$192,518	$216,799
Standby letters of credit	$465	$3,668

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At June 30, 2021, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $465,000.

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

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of the bank's borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. The state of California is experiencing a severe drought and water allocations have been significantly reduced for farmers in the Central Valley. Due to these water issues the impact on businesses and consumers located in the Company's market areas is not possible to quantify. In response the California state legislature passed the Sustainable Groundwater Management Act with the purpose to ensure better local and regional management of groundwater use and sustainable groundwater management in California by 2042. The local districts began to develop, prepare, and begin implementation of the Groundwater Sustainability Plans in 2020. The effect of such plans to Central Valley agriculture, if any, is still unknown.

COVID-19

The COVID-19 pandemic has impacted the local economy in the Central Valley. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates have increased in our local market area. As of May 2021, the unemployment rate in Fresno County was 8.8%. Congress, the President, and the Federal Reserve have

Table of Content
taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package, the Consolidated Appropriations Act, 2021 was signed into law at the end of December 2020 as a $900 billion legislative package, and the American Rescue Plan was signed into law in March 2021 providing an additional $1.9 trillion of relief. In February 2021, the California Legislature passed a $7.6 billion stimulus package to provide relief to Californians and business impacted by the pandemic. The goal of the CARES Act, Consolidated Appropriations Act, and American Rescue Plan, were to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of recent legislative and regulatory relief efforts may have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

    Financial position and results of operations

Pertaining to the Company's June 30, 2021 financial condition and results of operations, COVID-19 has had an impact on the allowance for credit losses. While the Company has not yet experienced any charge-offs related to COVID-19, its allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from significant increase in unemployment. Although economic scenarios improved since the pandemic was declared in March 2020, the credit risk in the loan portfolio remains heightened resulting in the need for an additional reserve for credit loss. Refer to the discussion of the allowance for credit loss in Note 3 of the unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit loss and record additional provision expense.

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

    Capital and liquidity

As of June 30, 2021, the Company and Bank's capital ratios were in excess of all regulatory requirements. The Company's management team believes that while the Company and Bank have sufficient capital to withstand ongoing economic weakness brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt. If the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity. If extended economic weakness caused large numbers of its deposit customers to withdraw their funds, it might become more reliant on volatile or more expensive sources of funding. Wholesale funding markets are available to the Company.

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

Processes, controls and business continuity plan

Table of Content

The Company maintains a Business Continuity Plan to prepare, and respond to unforeseen circumstances, such as, natural disasters and pandemics. Upon the COVID-19 pandemic declaration, the Company invoked its Business Continuity Plan. The Company implemented protocols for team member safety, provided timely communication to team members and customers, established remote work capabilities to isolate certain personnel essential to critical business continuity operations, and initiated strategies for monitoring and responding to local COVID-19 impacts. Due to the nature of their functions, many team members continue to operate from physical Company locations, while effectively employing social distancing standards where deemed necessary. The Company's Management Team continues to meet regularly to anticipate and respond to any future COVID-19 interruptions or developments. As of June 30, 2021, the Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures it has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

    Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to six months. During 2020, the Company had executed 23 payment deferrals or modifications on outstanding loan balances of $69,814,000 in connection with the COVID-19 relief provided by the CARES Act and interagency guidance issued in March 2020. The Company has not recognized any losses on the loan modifications and as of June 30, 2021, there were no modifications outstanding.

The Company participated in the first and second draw of the Paycheck Protection Program ("PPP"), administered by the SBA. The first PPP draw ended on August 8, 2020, the second draw and PPP program ended May 31, 2021. PPP loans earn interest at 1% and have either a two or five year term. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2021, there were 111 outstanding SBA PPP loans representing $12,172,000 in balances.

The Company is working with customers directly affected by COVID-19. The Company has provided and continues to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. The Company is engaging in more frequent communication with the servicer and individual schools participating in the student loan portfolio to better understand the effects of COVID-19 on school closures and students in school or in clinical programs. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. The Company may see a short-term slowdown in new loan originations due to COVID-19. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2021 and beyond.

Results of Operations

On a year-to-date basis, the Company reported net income of $4,115,000 or $0.24 per share ($0.24 diluted), for the six months ended June 30, 2021, as compared to $4,768,000, or $0.28 per share ($0.28 diluted), for the same period in 2020. The Company’s return on average assets was 0.71% for the six months ended June 30, 2021, as compared to 0.98% for the six months ended June 30, 2020. The Company’s return on average equity was 7.00% for the six months ended June 30, 2021, as compared to 8.09% for the six months ended June 30, 2020. The decrease is primarily the result of the change in LIBOR rates between periods, causing a $656,000 loss for the six months ended June 30, 2021 on the fair value of junior subordinated debentures, compared to a $1,469,000 gain for the six months ended June 30, 2020.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six month periods ended June 30, 2021 and 2020.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials

Table of Content
Three Months Ended June 30, 2021 and 2020

		2021			2020
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$762,090	$8,708	4.58%	$636,840	$7,849	4.96%
Investment securities (3)	164,908	654	1.59%	97,209	356	1.47%
Interest-bearing deposits in FRB	180,061	42	0.09%	182,755	38	0.08%
Total interest-earning assets	1,107,059	$9,404	3.41%	916,804	$8,243	3.62%
Allowance for credit losses	(8,552)			(9,124)
Noninterest-earning assets:
Cash and due from banks	48,415			28,432
Premises and equipment, net	8,950			9,540
Accrued interest receivable	7,949			8,122
Other real estate owned	4,965			5,969
Other assets	54,488			46,562
Total average assets	$1,223,274			$1,006,305
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$160,053	$60	0.15%	$117,069	$35	0.12%
Money market accounts	307,374	273	0.36%	250,558	238	0.38%
Savings accounts	107,024	29	0.11%	86,157	24	0.11%
Time deposits	62,993	106	0.67%	62,487	150	0.97%
Junior subordinated debentures	10,961	45	1.65%	8,494	83	3.93%
Total interest-bearing liabilities	648,405	$513	0.32%	524,765	$530	0.41%
Noninterest-bearing liabilities:
Noninterest-bearing checking	446,352			352,309
Accrued interest payable	107			101
Other liabilities	9,550			10,019
Total liabilities	1,104,414			887,194

Total shareholders' equity	118,860			119,111
Total average liabilities and shareholders' equity	$1,223,274			$1,006,305
Interest income as a percentage of average earning assets			3.41%			3.62%
Interest expense as a percentage of average earning assets			0.19%			0.23%
Net interest margin			3.22%			3.39%

(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $290 for the three months ended June 30, 2021 and loan fee income of $58 for the three months ended June 30, 2020.
(2)Interest income/expense is divided by actual number of days in the period times 365 days (366 days for 2020) in the yield calculation.
(3)Yields on investments securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

Table of Content

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Six Months Ended June 30, 2021 and 2020

		2021			2020
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$716,162	$16,779	4.72%	$619,950	$16,348	5.30%
Investment securities (3)	134,243	1,041	1.56%	89,655	784	1.76%
Interest-bearing deposits in FRB	219,272	104	0.10%	180,751	605	0.67%
Total interest-earning assets	1,069,677	$17,924	3.38%	890,356	$17,737	4.01%
Allowance for credit losses	(8,535)			(7,905)
Noninterest-earning assets:
Cash and due from banks	45,051			28,857
Premises and equipment, net	8,995			9,452
Accrued interest receivable	7,814			7,808
Other real estate owned	5,019			6,452
Other assets	49,239			45,585
Total average assets	$1,177,260			$980,605
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$155,077	$115	0.15%	$114,264	$75	0.13%
Money market accounts	286,153	503	0.35%	247,992	666	0.54%
Savings accounts	104,090	57	0.11%	83,729	56	0.13%
Time deposits	62,821	220	0.71%	62,663	314	1.01%
Junior subordinated debentures	10,929	92	1.70%	9,605	180	3.77%
Total interest-bearing liabilities	619,070	$987	0.32%	518,253	$1,291	0.50%
Noninterest-bearing liabilities:
Noninterest-bearing checking	429,513			333,330
Accrued interest payable	100			126
Other liabilities	9,673			9,773
Total liabilities	1,058,356			861,482

Total shareholders' equity	118,904			118,513
Total average liabilities and shareholders' equity	$1,177,260			$979,995
Interest income as a percentage of average earning assets			3.38%			4.01%
Interest expense as a percentage of average earning assets			0.19%			0.29%
Net interest margin			3.19%			3.72%

(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $936 for the six months ended June 30, 2021 and loan fee income of $89 for thesix months ended June 30, 2020.

Table of Content
(2)Interest income/expense is divided by actual number of days in the period times 365 days (366 days for 2020) in the yield calculation.
(3)Yields on investments securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate remained unchanged at 3.25% between June 30, 2020 and June 30, 2021. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) for the three months ended
	June 30, 2021 compared to June 30, 2020
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$859	$(618)	$1,477
Investment securities available for sale	298	33	265
Interest-bearing deposits in FRB	4	5	(1)
Total interest income	1,161	(580)	1,741
Increase (decrease) in interest expense:
Interest-bearing demand accounts	60	(11)	71
Savings and money market accounts	5	(1)	6
Time deposits	(44)	(45)	1
Subordinated debentures	(38)	(57)	19
Total interest expense	(17)	(114)	97
Increase (decrease) in net interest income	$1,178	$(466)	$1,644

For the three months ended June 30, 2021, total interest income increased $1,161,000, or 14.08%, as compared to the three months ended June 30, 2020. In comparing the two periods, average interest earning assets increased $190,255,000, with an increase of $125,250,000 in loan balances, an increase of $67,699,000 in investment securities, and an decrease of $2,694,000 in balances held at the Federal Reserve Bank. The increase in average loan balances was driven by purchases of $145,717,000 in residential mortgage loans. Investment securities yields increased 12 basis points and loan yields decreased 38 basis points. The average yield on total interest-earning assets decreased 21 basis points. The decrease in yields are a result of repricing of variable rate loans, floating rate investment securities, and the low interest environment of interest-bearing deposits in FRB. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset and comprises 16% of the average earning assets for three months ended June 30, 2021.

Table of Content

	Increase (decrease) for the six months ended
	June 30, 2021 compared to June 30, 2020
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$431	$(1,916)	$2,347
Investment securities available for sale	257	(92)	349
Interest-bearing deposits in FRB	(501)	(497)	(4)
Total interest income	187	(2,505)	2,692
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(123)	(262)	139
Savings and money market accounts	1	(11)	12
Time deposits	(94)	(95)	1
Subordinated debentures	(88)	(110)	22
Total interest expense	(304)	(478)	174
Increase (decrease) in net interest income	$491	$(2,027)	$2,518

For the six months ended June 30, 2021, total interest income increased $187,000, or 1.05%, as compared to the six months ended June 30, 2020. In comparing the two periods, average interest earning assets increased $179,321,000, with an increase of $96,212,000 in loan balances, an increase of $44,588,000 in investment securities, and an increase of $38,521,000 in balances held at the Federal Reserve Bank. Investment securities yields decreased 20 basis points and loan yields decreased 58 basis points. The average yield on total interest-earning assets decreased 63 basis points. The changes in yields are a result of the lower rate environment. Included in interest income for six months ended June 30, 2021 were $544,000 in fees related to SBA PPP loans. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset and comprises 20% of the average earning assets for six months ended June 30, 2021.

The overall average yield on the loan portfolio decreased to 4.72% for the six months ended June 30, 2021, as compared to 5.30% for the six months ended June 30, 2020. The Company has sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At June 30, 2021, 51.1% of the Company's loan portfolio consisted of floating rate instruments, as compared to 60.8% of the portfolio at December 31, 2020, with the majority of those tied to the prime rate. Approximately 46.3%, or $199,052,000, of the floating rate loans had rate floors at June 30, 2021, making them effectively fixed-rate loans for certain decreases in interest rates. Loan balances totaling $28,085,000 have floor spreads of 100 basis points or more.

The Company’s net interest margin decreased to 3.19% for the six months ended June 30, 2021, when compared to 3.72% for the six months ended June 30, 2020. The net interest margin decreased primarily as a result of decreases in the yield on the loan portfolio.

The Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The rates paid on interest-bearing liabilities decreased to 0.32% for the six months ended June 30, 2021, as compared to 0.50% for the six months ended June 30, 2020. For the six months ended June 30, 2021, total interest expense decreased approximately $304,000, or 23.55%, as compared to the six months ended June 30, 2020. Between those two periods, average interest-bearing liabilities increased by $100,817,000 due to increases in NOW, money market, and savings accounts. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at June 30, 2021.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

Table of Content

	YTD Average 6/30/2021	YTD Average 12/31/20	YTD Average 6/30/2020
Loans	66.96%	67.51%	69.64%
Investment securities available for sale	12.55%	9.57%	10.07%
Interest-bearing deposits in FRB	20.49%	22.92%	20.29%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	25.05%	23.12%	22.05%
Money market accounts	46.22%	47.32%	47.85%
Savings accounts	16.81%	16.23%	16.16%
Time deposits	10.15%	11.54%	12.09%
Subordinated debentures	1.77%	1.79%	1.85%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2021 and 2020:

(in 000's)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Amount of Change	Percent Change
Customer service fees	$692	618	$74	11.97%
Increase in cash surrender value of bank-owned life insurance	138	127	11	8.66%
Unrealized gain on fair value of marketable equity securities	—	71	(71)	(100.00)%
Gain on death benefit proceeds from bank-owned life insurance	—	310	(310)	(100)%
Gain (loss) on fair value of junior subordinated debentures	377	(30)	407	(1,356.67)%
Other	115	118	(3)	(2.54)%
Total noninterest income	$1,322	$1,214	$108	8.90%

Noninterest income for the quarter ended June 30, 2021 increased $108,000 to $1,322,000 when compared to the quarter ended June 30, 2020. The increase is the result of the change in LIBOR rates between periods, causing a $377,000 gain for the quarter ended June 30, 2021 on the fair value of junior subordinated debentures, compared to a $30,000 loss for the quarter ended June 30, 2020, partially offset by life insurance proceeds realized during the quarter ended June 30, 2020.

Table of Content

(in 000's)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Amount of Change	Percent Change
Customer service fees	$1,348	1,346	$2	0.15%
Increase in cash surrender value of bank-owned life insurance	269	258	11	4.26%
Unrealized (loss) gain on fair value of marketable equity securities	(60)	85	(145)	(170.59)%
Gain on death benefit proceeds from bank-owned life insurance	—	310	(310)	(100)%
(Loss) gain on fair value of junior subordinated debentures	(656)	1,469	(2,125)	(144.66)%
Gain on sale of assets	13	—	13	100.00%
Other	248	328	(80)	(24.39)%
Total noninterest income	$1,162	$3,796	$(2,634)	(69.39)%

Noninterest income for the six months ended June 30, 2021 decreased $2,634,000 to $1,162,000 when compared to the six months ended June 30, 2020. The decrease is the result of the change in LIBOR rates between periods, causing a $656,000 loss for the six months ended June 30, 2021 on the fair value of junior subordinated debentures, compared to a $1,469,000 gain for the six months ended June 30, 2020. Additionally, life insurance proceeds of $310,000 were realized during the six months ended June 30, 2020.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following tables sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2021 and 2020:

(in 000's)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Amount of Change	Percent Change
Salaries and employee benefits	$2,893	$2,414	$479	19.84%
Occupancy expense	837	869	(32)	(3.68)%
Data processing	148	135	13	9.63%
Professional fees	865	691	174	25.18%
Regulatory assessments	123	77	46	59.74%
Director fees	92	94	(2)	(2.13)%
Correspondent bank service charges	23	17	6	35.29%
Net cost on operation of OREO	18	780	(762)	(97.69)%
Other	606	612	(6)	(0.98)%
Total expense	$5,605	$5,689	$(84)	(1.48)%

Noninterest expense for the quarter ended June 30, 2021 decreased $84,000 to $5,605,000, compared to the quarter ended June 30, 2020. The decrease was attributed to decreases in the cost on OREO and occupancy expense, offset by increases in salaries and employee benefits and professional fees. The decrease in the cost on OREO was the result of a $727,000 write-down on one property recorded during the quarter ended June 30, 2020.

Table of Content

(in 000's)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Amount of Change	Percent Change
Salaries and employee benefits	$5,917	$5,409	$508	9.39%
Occupancy expense	1,693	1,723	(30)	(1.74)%
Data processing	235	247	(12)	(4.86)%
Professional fees	1,690	1,546	144	9.31%
Regulatory assessments	289	162	127	78.40%
Director fees	184	188	(4)	(2.13)%
Correspondent bank service charges	42	33	9	27.27%
Net cost on operation of OREO	43	933	(890)	(95.39)%
Other	1,077	1,193	(116)	(9.72)%
Total expense	$11,170	$11,434	$(264)	(2.31)%

Noninterest expense for the six months ended June 30, 2021 decreased $264,000 to $11,170,000, compared to the six months ended June 30, 2020. The decrease was attributed to decreases in the cost on OREO and other expense, offset by increases in salaries and employee benefits and professional fees. The decrease in the cost on OREO was the result of a $727,000 write-down on one property recorded during the six months ended June 30, 2020.

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

The Company has reviewed all of its tax positions as of June 30, 2021, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the six months ended June 30, 2021 was 28.16% compared to 28.56% for the six months ended June 30, 2020.

Financial Condition

Total assets increased $138,401,000, or 12.67%, to a balance of $1,231,055,000 at June 30, 2021, from the balance of $1,092,654,000 at December 31, 2020, and increased $199,682,000, or 19.36%, from the balance of $1,031,373,000 at June 30, 2020. Total deposits of $1,090,442,000 at June 30, 2021, increased $137,791,000, or 14.46%, from the balance reported at December 31, 2020, and increased $197,330,000, or 22.09%, from the balance of $893,112,000 reported at June 30, 2020. Cash and cash equivalents decreased $133,161,000, or 45.28%, between December 31, 2020 and June 30, 2021. Net loans increased $187,024,000, or 28.96%, to a balance of $832,849,000, and investment securities increased $84,575,000, or 98.12%, during the first six months of 2021.

Earning assets averaged $1,069,677,000 during the six months ended June 30, 2021, as compared to $890,356,000 for the same period in 2020. Average interest-bearing liabilities increased to $619,070,000 for the six months ended June 30, 2021, from $518,253,000 reported for the comparative period of 2020.

Table of Content
Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $841,103,000 at June 30, 2021, an increase of $185,692,000, or 28.33%, when compared to the balance of $655,411,000 at December 31, 2020, and an increase of $191,449,000, or 22.76%, when compared to the balance of $649,654,000 reported at June 30, 2020. During the second quarter of 2021, the Company purchased $145,717,000 in residential mortgage loans. Loans on average increased $96,212,000, or 15.52%, between the six months ended June 30, 2020 and June 30, 2021, with loans averaging $716,162,000 for the six months ended June 30, 2021, as compared to $619,950,000 for the same period of 2020.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at June 30, 2021 and December 31, 2020, the category percentages as of those dates, and the net change between the two periods presented.

	June 30, 2021		December 31, 2020
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$56,084	6.6%	$47,514	7.2%	$8,570	18.04%
Real estate – mortgage	509,885	60.6%	320,294	48.9%	189,591	59.19%
RE construction & development	165,426	19.7%	175,016	26.7%	(9,590)	(5.48)%
Agricultural	53,518	6.4%	51,079	7.8%	2,439	4.77%
Installment and student loans	56,190	6.7%	61,508	9.4%	(5,318)	(8.65)%
Total gross loans	$841,103	100.00%	$655,411	100.00%	$185,692	28.33%

During the six months ended June 30, 2021, the Company experienced increases in real estate mortgage loans, real estate construction and development loans, and agricultural loans compared to the same period ended June 30, 2020. Commercial and industrial loans increased $8,570,000 between December 31, 2020 and June 30, 2021 and decreased $12,146,000 between June 30, 2020 and June 30, 2021. Included in commercial and industrial loans as of June 30, 2021 are $12,172,000 in SBA PPP loans. Agricultural loans increased $2,439,000 between December 31, 2020 and June 30, 2021 and increased $4,539,000 between June 30, 2020 and June 30, 2021. Installment and student loans decreased $5,318,000 between December 31, 2020 and June 30, 2021 and decreased $8,162,000 between June 30, 2020 and June 30, 2021, primarily due to decreases in student loan balances. The Bank is subject to internal and regulatory limits of 115% of capital on the real estate construction and development portfolio and 300% of capital for the non-owner occupied commercial real estate portfolio, which also includes construction and development loans. At June 30, 2021, the real estate construction and development portfolio totaled 112% of regulatory capital and non-owner occupied commercial real estate totaled 314% of regulatory capital. The Bank''s current limits of 115% and 330%, respectively, may affect the ability of the Bank to grow these segments of the loan portfolio. The Bank is not approaching internal or regulatory concentration limits in other loan segments.

Real estate mortgage loans increased $189,591,000 between December 31, 2020 and June 30, 2021 and increased $195,447,000 between June 30, 2020 and June 30, 2021. Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 39.63%, 43.17%, and 40.71%, of the total loan portfolio at June 30, 2021, December 31, 2020, and June 30, 2020, respectively. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $176,501,000, or 20.98%, of the portfolio at June 30, 2021, $37,236,000, or 5.68% of the portfolio at December 31, 2020, and $49,826,000 or 7.67% of the portfolio at June 30, 2020. During the six months ended June 30, 2021, the Company purchased $145,717,000 in 30-year, fixed rate residential mortgage loans. The purchased pools were newly originated with a weighted average coupon of 2.86% The weighted average FICO scores for the pools purchased ranged from 776 to 781.

Installment and student loans decreased $8,162,000 during the six months ended June 30, 2021 as compared to the same period ended June 30, 2020, due to decreases in the student loan portfolio. Included in installment loans are $52,660,000 in student loans made to medical and pharmacy school students. The student loan portfolio consists of unsecured loans to medical and pharmacy students enrolled in medical and pharmacy schools in the US and the Caribbean. The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy

Table of Content
students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship. If approved, the student may receive additional deferment for hardship or administrative reasons in the form of a forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $12,391,000 at June 30, 2021. Accrued interest on loans that have not entered repayment status totaled $4,886,000 at June 30, 2021. At June 30, 2021 there were 896 loans within repayment, deferment, and forbearance which represented $21,670,000, $5,893,000, and $12,706,000 in outstanding balances, respectively. Underwriting is premised on qualifying credit scores. The current weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of June 30, 2021 is approximately $43,000. Loan interest rates range from 2.75% to 7.75%.

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

The Company classifies student loans delinquent more than 90 days as substandard. As of June 30, 2021 and December 31, 2020 reserves against the student loan portfolio totaled $2,709,000 and $2,546,000, respectively. There were no TDRs within the portfolio as of June 30, 2021 or December 31, 2020. For the three and six months ended June 30, 2021, $16,000 and $44,000 in accrued interest receivable was reversed, due to charge-offs of $188,000 and $568,000, respectively, within the student loan portfolio. For three and six months ended June 30, 2020, $21,000 and $50,000 in accrued interest receivable was reversed, due to charge-offs of $446,000 and $947,000, respectively, within the student loan portfolio.

The following table sets forth the Bank's student loan portfolio with activity from December 31, 2020 to June 30, 2021:

(In thousands)
Student Loan Portfolio Balance as of December 31, 2020	$57,385
Disbursements	—
Capitalized Interest	663
Payments Received	(4,820)
Loans Charged-off	(568)
Student Loan Portfolio Balance as of June 30, 2021	$52,660

Loan participations purchased decreased to $9,668,000, or 1.15% of the portfolio, at June 30, 2021. Loan participations sold increased from $4,533,000, or 0.70%, of the portfolio at June 30, 2020, to $12,948,000, or 2.0%, of the portfolio, at December 31, 2020, and to $10,553,000, or 1.3%, of the portfolio, at June 30, 2021.

Deposits

Deposit balances totaled $1,090,442,000 at June 30, 2021, representing an increase of $137,791,000, or 14.46%, from the balance of $952,651,000 reported at December 31, 2020, and an increase of $197,330,000, or 22.09%, from the balance of $893,112,000 reported at June 30, 2020.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at June 30, 2021 and December 31, 2020, and the net change between the two periods presented.

Table of Content

(in 000's)	June 30, 2021	December 31, 2020	Net Change	Percentage Change
Noninterest-bearing deposits	$442,140	$391,897	$50,243	12.82%
Interest-bearing deposits:
NOW and money market accounts	479,400	402,566	76,834	19.09%
Savings accounts	105,801	96,669	9,132	9.45%
Time deposits:
Under $250,000	41,075	40,302	773	1.92%
$250,000 and over	22,026	21,217	809	3.81%
Total interest-bearing deposits	648,302	560,754	87,548	15.61%
Total deposits	$1,090,442	$952,651	$137,791	14.46%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $442,140,000 and $648,302,000 at June 30, 2021, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits increased $87,548,000, or 15.61%, between December 31, 2020 and June 30, 2021, and noninterest-bearing deposits increased $50,243,000, or 12.82%, between the same two periods presented. Included in the increase of $87,548,000 in interest-bearing deposits during the six months ended June 30, 2021, are increases of $9,132,000 in savings accounts, $76,834,000 in NOW and money market accounts, and increases of $1,582,000 in time deposits,

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 97.98% and 97.77% of total deposits at June 30, 2021 and December 31, 2020, respectively. The Company held no brokered deposits at June 30, 2021 and December 31, 2020.

On a year-to-date average, the Company experienced an increase of $195,676,000, or 23.24%, in total deposits between the six months ended June 30, 2021 and the six months ended June 30, 2020. Between these two periods, interest-bearing deposits increased $99,493,000, or 19.56%, and noninterest-bearing deposits increased $96,183,000, or 28.86%, on a year-to-date average basis.

Short-Term Borrowings

At June 30, 2021, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $334,648,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $4,055,000. At June 30, 2021, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank (PCBB), Union Bank, and Zion's Bank, totaling $50,000,000, $10,000,000, and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2021 and June 30, 2020, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $336,788,000, collateralized FHLB lines of credit totaling $4,881,000, and uncollateralized lines of credit of $10,000,000 with PCBB, $10,000,000 with Union Bank, and $20,000,000 with Zions Bank at December 31, 2020.

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

Table of Content
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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At June 30, 2021, impaired and classified loans totaled $11,842,000, or 1.4%, of gross loans as compared to $13,390,000, or 2.9%, of gross loans at December 31, 2020.

The student loan portfolio is reviewed for allowance adequacy under the same guidelines as other loans in the Company's portfolio, with additional emphasis for specific risks associated with the portfolio. In general, the Company provides an additional reserve percentage for loans in forbearance and loans rated substandard.

Loan participations are reviewed for allowance adequacy under the same guidelines as other loans in the Company’s portfolio, with an additional participation factor added, if required, for specific risks associated with participations. In general,

Table of Content
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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2021 and December 31, 2020, as well as classified loans at those period-ends.

(in 000's)	June 30, 2021	December 31, 2020
Specific allowance – impaired loans	$173	$209
Formula allowance – classified loans not impaired	36	100
Formula allowance – special mention loans	767	256
Total allowance for special mention and classified loans	976	565

Formula allowance for pass loans	7,851	7,682
Unallocated allowance	373	275
Total allowance for loan losses	$9,200	$8,522

Impaired loans	11,834	13,376
Classified loans not considered impaired	8	14
Total classified loans / impaired loans	$11,842	$13,390
Special mention loans not considered impaired	$35,205	$17,095

Impaired loans decreased $1,542,000 between December 31, 2020 and June 30, 2021, and the specific allowance related to impaired loans decreased $36,000 between December 31, 2020 and June 30, 2021. The decrease in impaired loans is primarily due to a decrease in non-performing loans. The formula allowance related to classified and special mention unimpaired loans increased by $447,000 between December 31, 2020 and June 30, 2021. The unallocated allowance increased from $275,000 at December 31, 2020 to $373,000 at June 30, 2021. The Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional unallocated reserves to address the losses inherent in these loans is reasonable and appropriate. The level of “pass” loans increased approximately $169,474,000 between December 31, 2020 and June 30, 2021. The related formula allowance increased $169,000 during the same period. Residential mortgage loans, which attributed to most of the increase in the level of pass loans, have lower credit risk. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

Table of Content
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

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly/monthly basis. The Company’s Loan Committee, which includes four members of the Company's Board of Directors, meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company. All special mention and classified loans are reported quarterly on Problem Asset Reports and Impaired Loan Reports and are reviewed by senior management. Migration analysis and impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary. The Board of Directors review the allowance for loan losses quarterly and are kept abreast of any changes or trends in problem assets on a monthly basis, or more often if required.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At June 30, 2021, included in impaired loans, were troubled debt restructures totaling $3,073,000, of which $2,661,000 were on nonaccrual. The remaining $412,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

Commercial and industrial loans and real estate mortgage loans, respectively, comprised approximately 1.31% and 3.04% of total impaired loan balances at June 30, 2021. The $155,000 in commercial and industrial impaired loans reported at June 30, 2021, consisted of one real estate-secured loan. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2021, approximately $11,455,000, or 96.8%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2021 and December 31, 2020.

Table of Content

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	June 30, 2021	June 30, 2021	December 31, 2020	December 31, 2020
Commercial and industrial	$155	$—	$466	$—
Real estate – mortgage	360	12	1,244	13
RE construction & development	10,940	—	11,057	—
Agricultural	379	161	609	196
Installment and student loans	—	—	—	—
Total impaired loans	$11,834	$173	$13,376	$209

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2021, approximately $359,000 of the total $3,073,000 in TDRs was comprised of real estate mortgages. An additional $2,335,000 was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans at December 31, 2020 and June 30, 2021, due to the value of the collateral securing those loans.

Total troubled debt restructurings decreased 10.30% between June 30, 2021 and December 31, 2020. Nonaccrual TDRs decreased by 7.96% and accruing TDRs decreased by 22.99% over the same period. Total residential mortgages and real estate construction TDRs decreased $123,000 to a percentage total of 4.37%.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2021 and December 31, 2020.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	June 30, 2021	June 30, 2021	June 30, 2021
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	—	—	—
Residential mortgages	359	—	359
Total real estate mortgage	359	—	359
RE construction & development	2,335	2,335	—
Agricultural	379	326	53
Total troubled debt restructurings	$3,073	$2,661	$412

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2020	December 31, 2020	December 31, 2020
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	—	—	—
Residential mortgages	365	—	365
Total real estate mortgage	365	—	365
RE construction & development	2,452	2,452	—
Agricultural	609	439	170
Total troubled debt restructurings	$3,426	$2,891	$535

Of the $3,073,000 in total TDRs at June 30, 2021, $2,661,000 were on nonaccrual status at period-end. Of the $3,426,000 in total TDRs at December 31, 2020, $2,891,000 were on nonaccrual status at period-end. As of June 30, 2021, the Company had

Table of Content
no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of June 30, 2021 and December 31, 2020 (in 000's, except for number of borrowers):

	June 30, 2021			December 31, 2020
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	225	$7,844	$2,236	319	$12,905	$3,201
Grace	91	4,547	1,220	34	988	719
Repayment	475	21,670	544	623	28,906	292
Deferment	139	5,893	600	187	7,407	209
Forbearance	282	12,706	830	134	7,179	553
Total	1,212	$52,660	$5,430	1,297	$57,385	$4,974

Included in installment loans are $52,660,000 and $57,385,000 in student loans at June 30, 2021 and December 31, 2020, respectively, made to medical and pharmacy school students. Accrued interest on loans that had not entered repayment status totaled $4,886,000 at June 30, 2021 and $4,682,000 at December 31, 2020. At June 30, 2021 there were 896 loans within repayment, deferment, and forbearance which represented $21,670,000, $5,893,000, and $12,706,000, respectively. At December 31, 2020, there were 944 loans within repayment, deferment, and forbearance which represented $28,906,000, $7,407,000 and $7,179,000, respectively. As of June 30, 2021 and December 31, 2020 the reserve against the student loan portfolio was $2,728,000 and $2,546,000, respectively.

Loan interest rates on the student loan portfolio range from 2.75% to 7.75% and 2.88% to 7.88% at June 30, 2021 and December 31, 2020, respectively.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of June 30, 2021 and December 31, 2020 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	June 30, 2021	December 31, 2020
Nonaccrual loans (1)	$11,265	$11,496
Restructured loans	412	535
Loans past due 90 days or more, still accruing	156	513
Total nonperforming loans	11,833	12,544
Other real estate owned	4,753	5,004
Total nonperforming assets	$16,586	$17,548

Nonperforming loans to total gross loans	1.41%	1.91%
Nonperforming assets to total assets	1.35%	1.61%
Allowance for loan losses to nonperforming loans	77.75%	67.94%
 (1) Included in nonaccrual loans at June 30, 2021 and December 31, 2020 are restructured loans totaling $2,661 and $2,891, respectively.

Table of Content
Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased $962,000 from a balance of $17,548,000 at December 31, 2020 to a balance of $16,586,000 at June 30, 2021, and remained relatively high compared to peers during the six months ended June 30, 2021. The ratio of the allowance for loan losses to nonperforming loans increased from 67.94% at December 31, 2020 to 77.75% at June 30, 2021.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	June 30, 2021	December 31, 2020	December 31, 2020
Nonaccrual Loans:
Commercial and industrial	$—	$—	$—
Real estate - mortgage	—	—	—
RE construction & development	10,940	11,057	(117)
Agricultural	325	439	(114)
Installment and student loans	—	—	—
Total nonaccrual loans	$11,265	$11,496	$(231)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at June 30, 2021 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonaccrual loans, totaling $11,265,000 at June 30, 2021, decreased $231,000 from the balance of $11,496,000 reported at December 31, 2020, with real estate mortgage and real estate construction loans comprising 97.11% of total nonaccrual loans at June 30, 2021. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $1,542,000 during the six months ended June 30, 2021 to a balance of $11,834,000 at June 30, 2021. Other real estate owned through foreclosure decreased to $4,753,000 at June 30, 2021 as compared to the balance of $5,004,000 recorded at December 31, 2020. Nonperforming assets as a percentage of total assets decreased from 1.61% at December 31, 2020 to 1.35% at June 30, 2021.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	June 30, 2021	December 31, 2020	June 30, 2020
Provision for credit losses year-to-date	$1,201	$2,769	$2,134
Allowance as % of nonperforming loans	77.75%	67.94%	63.31%

Nonperforming loans as % total loans	1.41%	1.91%	2.15%
Restructured loans as % total loans	0.37%	0.52%	0.79%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 6 loans totaling $3,073,000 at June 30, 2021, compared to 7 loans totaling $3,426,000 at December 31, 2020.

Table of Content
The following table summarizes special mention loans by type at June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$—	$1,307
Real estate mortgage:
Commercial real estate	22,401	14,343
Residential mortgages	—	—
Total real estate mortgage	22,401	14,343
RE construction & development	—	—
Agricultural	12,804	1,434
Installment and student loans	—	11
Total special mention loans	$35,205	$17,095

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which creates pressure on loan pricing. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company enters into troubled debt restructurings, when it improves collection prospects. While business and consumer spending have shown improvement over the last several years, it is difficult to forecast the impact COVID-19 ultimately will have on the economy. Local unemployment rates in the San Joaquin Valley have improved as businesses have reopened. Management recognizes the increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the six months ended June 30, 2021 and June 30, 2020.

Table of Content
Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	June 30, 2021	June 30, 2020
Total loans outstanding at end of period before deducting allowances for credit losses	$842,049	$648,650
Average loans outstanding during period	716,162	619,950

Balance of allowance at beginning of period	8,522	7,908
Loans charged-off:
Real estate	—	(252)
Commercial and industrial	—	—
Agricultural	—	—
Installment and student loans	(580)	(956)
Total loans charged-off	(580)	(1,208)
Recoveries of loans previously charged-off:
Real estate	11	9
Commercial and industrial	39	13
Installment and student loans	7	6
Total loan recoveries	57	28
Net loans charged-off	(523)	(1,180)

Provision charged to operating expense	1,201	2,134
Balance of allowance for credit losses at end of period	$9,200	$8,862

Net loan charged-off to total average loans (annualized)	0.15%	0.38%
Net loan charged-off to loans at end of period (annualized)	0.06%	0.05%
Allowance for credit losses to total loans at end of period	1.09%	1.37%
Net loan charged-off to allowance for credit losses (annualized)	1.42%	3.33%
Provision for credit losses to net charged-off (annualized)	(459.27)%	(361.69)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2021, a $1,201,000 provision was recorded to the allowance for credit losses as compared to a $2,134,000 provision recorded for the six months ended June 30, 2020.

Net charge-offs during the six months ended June 30, 2021 totaled $523,000 as compared to net charge-offs of $1,180,000 for the six months ended June 30, 2020. The Company charged-off, or had partial charge-offs on 49 loans during the six months ended June 30, 2021, as compared to 26 loans during the same period ended June 30, 2020, and 28 loans during the year ended December 31, 2020. The annualized percentage of net charge-offs to average loans was 0.15% for the six months ended June 30, 2021. Annualized percentage net charge-offs were 0.09% for the year ended December 31, 2020. Annualized percentage net recoveries were 0.38% for the six months ended June 30, 2020. The Company's loans net of unearned fees increased from $648,650,000 at June 30, 2020 to $842,049,000 at June 30, 2021.

The allowance at June 30, 2021 was 1.09% of outstanding loan balances at June 30, 2021, as compared to 1.30% at December 31, 2020, and 1.37% at June 30, 2020.

At June 30, 2021 and June 30, 2020, unfunded loan commitment reserves of $538,000 and $584,000, respectively, were reported in other liabilities. Management believes that the 1.09% credit loss allowance at June 30, 2021 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

Table of Content

Asset/Liability Management – Liquidity and Cash Flow

The primary functions of asset/liability management are to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. In a changing-rate environment, the net interest spread between interest-sensitive assets and interest-sensitive liabilities can shrink or expand significantly, impacting earnings . For example, when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by an increasing interest rate environment and negatively impacted by a decreasing interest rate environment.

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

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At June 30, 2021, the Bank had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (reverse repos) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth and accommodate any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2021, the loan portfolio totaled 68.4% of total assets and the loan to deposit ratio was 76.4%, compared to 59.9% and 67.8%, respectively, at December 31, 2020. Liquid assets at June 30, 2021, included cash and cash equivalents totaling $160,908,000 as compared to $294,069,000 at December 31, 2020. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $338,703,000 and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $50,000,000, Union Bank of $10,000,000, and Zion's Bank of $20,000,000 at June 30, 2021.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the six months ended June 30, 2021, the Holding Company has received $3,945,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2019	$218,995
June 30, 2020	$229,541
December 31, 2020	$294,069
June 30, 2021	$160,908

Table of Content
Cash and cash equivalents decreased $133,161,000 during the six months ended June 30, 2021, compared to an increase of $10,546,000 during the six months ended June 30, 2020.

The Company had a net cash inflow from operating activities of $5,857,000 for the six months ended June 30, 2021 and a cash inflow from operations totaling $8,116,000 for the six month period ended June 30, 2020. The Company experienced net cash outflows from investing activities of $273,062,000 related to a $186,215,000 increase in loan balances and purchases of available-for-sale securities of $97,325,000. During the six months ended June 30, 2021, the Company purchased $145,717,000 in residential mortgage loans. For the six months ended June 30, 2020, the Company experienced net cash outflows from investing activities of $68,584,000 related to a $53,461,000 increase in loan balances and and purchases of available-for-sale securities of $27,971,000.

During the six months ended June 30, 2021, the Company experienced net cash inflows from financing activities totaling $134,044,000, primarily as the result of increases of $136,210,000 in demand deposits and savings accounts, partially offset by cash dividends paid. For the six months ended June 30, 2020, the Company experienced net cash inflows of $71,014,000 primarily as the result of increases of $76,476,000 in demand deposits and savings accounts, offset by decreases of $1,727,000 in time deposits and cash dividends paid.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholders' equity to total tangible assets equal to or greater than 9%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 10.0% and 12.4% at June 30, 2021 and 2020, respectively.

The Company uses a variety of measures to evaluate its capital adequacy, including the leverage ratios which is calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2021:

Table 14. Capital Ratios

	Ratios at June 30, 2021	Ratios at December 31, 2020	Minimum Requirement to be Well Capitalized	Minimum requirement for Community Bank Leverage Ratio (1) (2)
Tier 1 capital to adjusted average assets ("Leverage Ratio")
Company	10.28%	11.37%	5.00%	8.50%
Bank	10.11%	11.17%	5.00%	8.50%
(1) The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowers this to 8.50% as described below.

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

The final rule became effective January 1, 2020 and banks that met the qualifying criteria could elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The CARES Act reduced the required community bank leverage ratio to 8% for 2020, 8.5% for 2021, and 9%, beginning January 1, 2022. The federal bank regulatory agencies adopted an interim final rule to implement this change from the CARES Act. The Company and the Bank meet the criteria outlined in the final rule and the interim final rule and have adopted the community bank leverage ratio framework in the third quarter 2020.

As of June 30, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.5% of total shareholders' equity of $118,365,000 at June 30, 2021. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the six months ended June 30, 2021, the Company did not repurchase any of the shares available.

During the six months ended ended June 30, 2021, the Bank paid $3,945,000 in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On June 22, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on July 16, 2021, to shareholders of record as of July 6, 2021. Approximately $1,871,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

Table of Content
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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank. At June 30, 2021, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2021 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of June 30, 2021, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended June 30, 2021.

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

United Security Bancshares

Date:	July 30, 2021	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer