Form 10-Q
period 2021-09-30
UNITED SECURITY BANCSHARES
filed 2021-10-29
CIK 1137547

Table of Content
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of September 30, 2021: 17,010,288

Table of Content
TABLE OF CONTENTS

Facing Page

Table of Content
PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2021 and December 31, 2020

(in thousands except shares)	September 30, 2021	December 31, 2020
Assets
Cash and non-interest-bearing deposits in other banks	$42,172	$29,490
Due from Federal Reserve Bank ("FRB")	217,256	264,579
Cash and cash equivalents	259,428	294,069
Investment securities (at fair value)
Available-for-sale ("AFS") securities	161,732	82,341
Marketable equity securities	3,776	3,851
Total investment securities	165,508	86,192
Loans	807,937	655,411
Unearned fees and unamortized loan origination costs - net	1,177	(1,064)
Allowance for credit losses	(9,144)	(8,522)
Net loans	799,970	645,825
Premises and equipment - net	9,113	9,110
Accrued interest receivable	8,246	8,164
Other real estate owned	4,582	5,004
Goodwill	4,488	4,488
Deferred tax assets - net	3,086	2,907
Cash surrender value of life insurance	22,043	20,715
Operating lease right-of-use assets	2,743	2,864
Other assets	13,574	13,316
Total assets	$1,292,781	$1,092,654

Liabilities & Shareholders' Equity
Liabilities
Deposits
Non-interest-bearing	$455,584	$391,897
Interest-bearing	695,131	560,754
Total deposits	1,150,715	952,651

Operating lease liabilities	2,852	2,967
Other liabilities	8,791	8,305
Junior subordinated debentures (at fair value)	11,295	10,924
Total liabilities	1,173,653	974,847
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,010,288 at September 30, 2021 and 17,009,883 at December 31, 2020	59,549	59,397
Retained earnings	60,247	59,138
Accumulated other comprehensive loss	(668)	(728)
Total shareholders' equity	119,128	117,807
Total liabilities and shareholders' equity	$1,292,781	$1,092,654

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except shares and EPS)	2021	2020	2021	2020
Interest Income:
Interest and fees on loans	$9,163	$7,693	$25,942	$24,040
Interest on investment securities	650	343	1,691	1,127
Interest on deposits in FRB	64	62	168	667
Total interest income	9,877	8,098	27,801	25,834

Interest Expense:
Interest on deposits	496	451	1,391	1,562
Interest on other borrowed funds	44	49	136	229
Total interest expense	540	500	1,527	1,791

Net Interest Income	9,337	7,598	26,274	24,043
Provision for Credit Losses	453	4	1,654	2,138
Net Interest Income after Provision for Credit Losses	8,884	7,594	24,620	21,905

Noninterest Income:
Customer service fees	745	668	2,094	2,014
Increase in cash surrender value of bank-owned life insurance	139	124	408	382
Unrealized (loss) gain on fair value of marketable equity securities	(14)	4	(75)	89
Gain on proceeds from bank-owned life insurance	—	—	—	310
(Loss) gain on fair value of junior subordinated debentures	(35)	(18)	(691)	1,451
Loss (gain) on sale of assets	(5)	—	8	—
Other	100	133	349	460
Total noninterest income	930	911	2,093	4,706

Noninterest Expense:
Salaries and employee benefits	2,888	2,722	8,804	8,131
Occupancy expense	1,013	887	2,705	2,609
Data processing	147	139	382	386
Professional fees	833	854	2,524	2,399
Regulatory assessments	258	121	547	283
Director fees	91	94	275	282
Correspondent bank service charges	22	19	65	52
Net cost on operation and sale of OREO	24	35	67	968
Other	888	469	1,964	1,663
Total noninterest expense	6,164	5,340	17,333	16,773

Income Before Provision for Taxes	3,650	3,165	9,380	9,838
Provision for Taxes on Income	1,039	894	2,653	2,800
Net Income	$2,611	$2,271	$6,727	$7,038

Net Income per common share
Basic	$0.15	$0.13	$0.40	$0.41
Diluted	$0.15	$0.13	$0.40	$0.41
Shares on which net income per common shares were based
Basic	17,010,288	16,977,239	17,010,236	16,975,648
Diluted	17,035,533	17,000,501	17,027,671	16,993,180

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net Income	$2,611	$2,271	$6,727	$7,038

Unrealized holdings (loss) gain on debt securities	(60)	334	(307)	1,161
Unrealized gains on unrecognized post-retirement costs	24	20	74	60
Unrealized (loss) gain on junior subordinated debentures	(8)	(326)	317	(779)
Other comprehensive (loss) gain, before tax	(44)	28	84	442
Tax benefit (expense) related to debt securities	18	(38)	91	(343)
Tax expense related to unrecognized post-retirement costs	(7)	(6)	(22)	(17)
Tax benefit (expense) related to junior subordinated debentures	3	97	(93)	230
Total other comprehensive (loss) gain	(30)	81	60	312
Comprehensive Income	$2,581	$2,352	$6,787	$7,350

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2019 (1)	16,973,885	$58,973	$57,647	$(632)	$115,988
(1) Excludes 35,572 unvested restricted shares

Other comprehensive income				458	458
Dividends payable ($0.11 per share)			(1,867)		(1,867)
Restricted stock units released	350				—
Tax benefit from restricted stock units released		(1)			(1)
Stock-based compensation expense		78			78
Net income			2,754		2,754
Balance March 31, 2020 (2)	16,974,235	$59,050	$58,534	$(174)	$117,410
(2) Excludes 47,572 unvested restricted shares

Other comprehensive loss				(227)	(227)
Dividends payable ($0.11 per share)			(1,866)		(1,866)
Restricted stock units released	3,004				—
Stock-based compensation expense		131			131
Net income			2,012		2,012
Balance June 30, 2020 (3)	16,977,239	$59,181	$58,680	$(401)	$117,460
(3) Excludes 44,568 unvested restricted shares

Other comprehensive income				81	81
Dividends payable ($0.11 per share)			(1,867)		(1,867)
Stock-based compensation expense		108			108
Net income			2,271		2,271
Balance September 30, 2020 (4)	16,977,239	$59,289	$59,084	$(320)	$118,053
(4) Excludes 44,568 unvested restricted shares

Other comprehensive loss				(408)	(408)
Dividends payable ($0.11 per share)			(1,870)		(1,870)
Restricted stock units released	32,644				—
Stock-based compensation expense		108			108
Net income			1,924		1,924
Balance December 31, 2020 (5)	17,009,883	$59,397	$59,138	$(728)	$117,807
(5) Excludes 11,924 unvested restricted shares

Other comprehensive loss				(55)	(55)
Dividends payable ($0.11 per share)			(1,876)		(1,876)
Restricted stock units released	405				—
Stock-based compensation expense		46			46
Net income			1,411		1,411
Balance March 31, 2021 (6)	17,010,288	$59,443	$58,673	$(783)	$117,333
(6) Excludes 41,424 unvested restricted shares

Table of Content

Other comprehensive income				145	145
Dividends payable ($0.11 per share)			(1,870)		(1,870)
Stock-based compensation expense		53			53
Net income			2,704		2,704
Balance June 30, 2021 (7)	17,010,288	$59,496	$59,507	$(638)	$118,365
(7) Excludes 41,424 unvested restricted shares

Other comprehensive loss				(30)	(30)
Dividends payable ($0.11 per share)			(1,871)		(1,871)
Stock-based compensation expense		53			53
Net income			2,611		2,611
Balance September 30, 2021 (8)	17,010,288	$59,549	$60,247	$(668)	$119,128
(8) Excludes 41,424 unvested restricted shares

Table of Content
United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2021	2020
Cash Flows From Operating Activities:
Net Income	$6,727	$7,038
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,654	2,138
Depreciation and amortization	1,058	1,044
Amortization of operating lease right-of-use assets	(115)	(446)
Amortization of premium/discount on investment securities, net	729	806
Increase in accrued interest receivable	(82)	(1,891)
Decrease in accrued interest payable	(2)	(23)
Increase (decrease) in accounts payable and accrued liabilities	559	(261)
(Increase) decrease in unearned fees and unamortized loan origination costs, net	(2,241)	218
Increase in income taxes receivable	(173)	(9)
Unrealized loss (gain) on marketable equity securities	75	(89)
Stock-based compensation expense	151	316
(Provision) benefit for deferred income taxes	(110)	199
Loss on sale of other real estate owned	1	113
Write down on other real estate owned	—	727
Gain on bank owned life insurance	—	(310)
Increase in cash surrender value of bank-owned life insurance	(408)	(382)
Loss (gain) on fair value option of junior subordinated debentures	691	(1,451)
Net decrease in other assets	367	1,629
Net cash provided by operating activities	8,881	9,366
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(8)	(45)
Purchases of available-for-sale securities	(99,788)	(29,016)
Principal payments of available-for-sale securities	19,363	17,766
Net increase in loans	(153,558)	(65,446)
Cash proceeds from sales of other real estate owned	251	895
Investment in limited partnership	(248)	(201)
Proceeds from Bank Owned Life Insurance	—	1,243
Purchase of bank-owned life insurance	(920)	—
Capital expenditures of premises and equipment	(1,061)	(1,043)
Net cash used in investing activities	(235,969)	(75,847)
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	189,191	178,239
Net increase (decrease) in time deposits	8,873	(1,819)
Dividends on common stock	(5,617)	(5,602)
Net cash provided by financing activities	192,447	170,818
Net (decrease) increase in cash and cash equivalents	(34,641)	104,337
Cash and cash equivalents at beginning of period	294,069	218,995
Cash and cash equivalents at end of period	$259,428	$323,332

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

Impact of New Financial Accounting Standards:

In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The FASB issued this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This original amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In October 2019 FASB unanimously approved a vote to delay the effective date of this Standard to be effective for fiscal years beginning after December 15, 2022. The Company has formed a project team that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and the Company continues to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company has begun to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting beginning in March 2020. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loan portfolio as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on the Company's consolidated financial statements. Additionally, in regard to the approved delay in implementation, the Company continues to evaluate its expected implementation date.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments in this Update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that included March 12, 2020. The amendments in this Update do not apply to contract modifications made after December 31, 2022. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity may be made at any time after March 12, 2020 but no later than December 31, 2022. The Company remains in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements.

Table of Content
2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2021 and December 31, 2020:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
September 30, 2021
Securities available-for-sale:
U.S. Government agencies	$35,830	$289	$(81)	$36,038
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	64,720	454	(142)	65,032
Asset-backed securities	4,674	22	—	4,696
Municipal bonds	50,921	217	(681)	50,457
Corporate bonds	5,000	509	—	5,509
Total securities available-for-sale	$161,145	$1,491	$(904)	$161,732

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2020
Securities available-for-sale:
U.S. Government agencies	$33,800	$142	$(232)	$33,710
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	37,732	722	(9)	38,445
Asset-backed securities	3,871	38	—	3,909
Municipal bonds	1,045	13	—	1,058
Corporate bonds	5,000	219	—	5,219
Total securities available-for-sale	$81,448	$1,134	$(241)	$82,341

The amortized cost and fair value of securities available for sale at September 30, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed pay downs.

	September 30, 2021
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$996	$996
Due after one year through five years	549	548
Due after five years through ten years	44,887	44,960
Due after ten years	49,993	50,196
Collateralized mortgage obligations	64,720	65,032
	$161,145	$161,732

There were no realized gains or losses on sales of available-for-sale securities for the three and nine month periods ended September 30, 2021 and September 30, 2020. There were no other-than-temporary impairment losses for the three and nine month periods ended September 30, 2021 and September 30, 2020.

At September 30, 2021, available-for-sale securities with an amortized cost of approximately $98,069,000 (fair value of $98,744,000) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

Table of Content
The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
September 30, 2021	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$—	$—	$10,900	$(81)	$10,900	$(81)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	21,602	(142)	23	—	21,625	(142)
Corporate bonds	—	—	—	—	—	—
Municipal bonds	32,881	(681)	—	—	32,881	(681)
Asset-backed securities	—	—	—	—	—	—
Total impaired securities	$54,483	$(823)	$10,923	$(81)	$65,406	$(904)

December 31, 2020
Securities available for sale:
U.S. Government agencies	$9,013	$(73)	$16,963	$(159)	$25,976	$(232)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30	(1)	1,684	(8)	1,714	(9)
Corporate bonds	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Total impaired securities	$9,043	$(74)	$18,647	$(167)	$27,690	$(241)

Temporarily impaired securities at September 30, 2021, were comprised of 28 municipal bonds, 6 U.S. government agency securities, and 7 U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At September 30, 2021, the decline in fair value of the 28 municipal bonds, 6 U.S. government agency securities, and the 7 U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not intend to sell these impaired securities, and it is more likely than not that it will not be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2021.

During the nine months ended September 30, 2021 and 2020, the Company recognized $75,000 in unrealized holding losses and $89,000 in unrealized holding gains related to marketable equity securities in the consolidated statements of income, respectively. For the quarters ended September 30, 2021 and 2020, the Company recognized unrealized holding losses of $14,000 and unrealized holding gains of $4,000, respectively.

The Company had no held-to-maturity or trading securities at September 30, 2021 or December 31, 2020.

3.Loans

Loans are comprised of the following:

(in 000's)	September 30, 2021	December 31, 2020
Commercial and industrial:
Commercial and business loans	$44,713	$37,349
Government program loans	6,422	10,165
Total commercial and industrial	51,135	47,514
Real estate mortgage:
Commercial real estate	309,727	282,951
Residential mortgages	172,120	37,236
Home improvement and home equity loans	83	107
Total real estate mortgage	481,930	320,294
Real estate construction and development	165,370	175,016
Agricultural	56,091	51,079
Installment and student loans	53,411	61,508
Total loans	$807,937	$655,411

Outside of purchased mortgage loan pools and student loans, the Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 6.3% of total loans at September 30, 2021 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Included within the balance of Commercial and industrial loans is $6.3 million in Paycheck Protection Program ("PPP") loans administrated by the SBA. PPP loans have a two or five year term and earn interest at 1%. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The fees are recognized as income over the contractual life of the loan. At September 30, 2021, there were $275,000 outstanding in

Table of Content
net unearned PPP fees. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Real estate mortgage loans, representing 59.7% of total loans at September 30, 2021, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 20.5% of total loans at September 30, 2021, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 6.9% of total loans at September 30, 2021 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 6.6% of total loans at September 30, 2021 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See "Note 4 - Student Loans" for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2021 and December 31, 2020, these financial instruments include commitments to extend credit of $223.1 million and $216.8 million, respectively, and standby letters of credit of $1.4 million and $3.7 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of delinquent loans at September 30, 2021 (in 000's):

September 30, 2021	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$44,713	$44,713	$—
Government program loans	—	—	—	—	6,422	6,422	—
Total commercial and industrial	—	—	—	—	51,135	51,135	—

Commercial real estate loans	—	—	—	—	309,727	309,727	—
Residential mortgages	3,395	—	—	3,395	168,725	172,120	—
Home improvement and home equity loans	13	—	—	13	70	83	—
Total real estate mortgage	3,408	—	—	3,408	478,522	481,930	—

Real estate construction and development loans	—	—	8,988	8,988	156,382	165,370	—
Agricultural loans	—	—	236	236	55,855	56,091	—
Installment and student loans	465	206	318	989	52,422	53,411	318

Total loans	$3,873	$206	$9,542	$13,621	$794,316	$807,937	$318

The following is a summary of delinquent loans at December 31, 2020 (in 000's):

December 31, 2020	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$184	$—	$—	$184	$37,165	$37,349	$—
Government program loans	—	—	—	—	10,165	10,165	—
Total commercial and industrial	184	—	—	184	47,330	47,514	—

Commercial real estate loans	—	—	—	—	282,951	282,951	—
Residential mortgages	—	—	—	—	37,236	37,236	—
Home improvement and home equity loans	—	—	—	—	107	107	—
Total real estate mortgage	—	—	—	—	320,294	320,294	—

Real estate construction and development loans	—	—	8,605	8,605	166,411	175,016	—
Agricultural loans	—	—	439	439	50,640	51,079	—
Installment and student loans	510	875	513	1,898	59,610	61,508	513

Total loans	$694	$875	$9,557	$11,126	$644,285	$655,411	$513

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2021 or December 31, 2020.

The following is a summary of nonaccrual loan balances at September 30, 2021 and December 31, 2020 (in 000's).

	September 30, 2021	December 31, 2020
Commercial and business loans	$—	$—
Government program loans	—	—
Total commercial and industrial	—	—

Commercial real estate loans	—	—
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	—

Real estate construction and development loans	11,273	11,057
Agricultural loans	278	439
Installment and student loans	—	—

Total nonaccrual loans	$11,551	$11,496

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

Table of Content
The following is a summary of impaired loans at September 30, 2021 (in 000's).

September 30, 2021	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$—	$—	$—	$—	$—	$195	$—
Government program loans	—	—	—	—	—	138	—
Total commercial and industrial	—	—	—	—	—	333	—

Commercial real estate loans	—	—	—	—	—	672	—
Residential mortgages	147	—	148	148	4	434	5
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	147	—	148	148	4	1,106	5

Real estate construction and development loans	11,273	11,273	—	11,273	—	11,110	209
Agricultural loans	330	95	235	330	144	458	17
Installment and student loans	—	—	—	—	—	—	—

Total impaired loans	$11,750	$11,368	$383	$11,751	$148	$13,007	$231

(1) The recorded investment in loans includes accrued interest receivable of $1.
(2) Information is based on nine months ended September 30, 2021.

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

The average recorded investment in impaired loans for the quarters ended September 30, 2021 and 2020 was $11.8 million and
$15.3 million, respectively. Interest income recognized on impaired loans for the quarters ended September 30, 2021 and 2020 was approximately $59,000 and $121,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $67,000 and $77,000 for the quarters ended September 30, 2021 and 2020, respectively.

The average recorded investment in impaired loans for the nine months ended September 30, 2021 and 2020 was $13.0 million and $15.9 million, respectively. Interest income recognized on impaired loans for the nine months ended September 30, 2021 and 2020 was approximately $231,000 and $384,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $223,000 and $225,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

There were no TDR additions or defaults for the quarters ended September 30, 2021 or September 30, 2020. There were no additions during the nine months ended September 30, 2021 and one during the nine months ended September 30, 2020.

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

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At September 30, 2021, the Company had 5 restructured loans totaling $2,762,000 as compared to 7 restructured loans totaling $3,426,000 at December 31, 2020.

Table of Content
The following tables summarize TDR activity by loan category for the quarters ended September 30, 2021 and September 30, 2020 (in 000's).

Three Months Ended September 30, 2021	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$359	$—	$2,335	$379	$—	$3,073

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	—	—	(212)	—	(50)	(49)	—	(311)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$147	$—	$2,285	$330	$—	$2,762

Allowance for loan loss	$—	$—	$4	$—	$—	$144	$—	$148
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Three Months Ended September 30, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$889	$1,037	$—	$2,536	$693	$—	$5,155

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	—	(5)	(491)	—	(50)	(38)	—	(584)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$884	$546	$—	$2,486	$655	$—	$4,571

Allowance for loan loss	$—	$171	$16	$—	$—	$215	$—	$402
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

The following tables summarize TDR activity by loan category for the nine months ended September 30, 2021 and September 30, 2020 (in 000's).

Nine Months Ended September 30, 2021	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$365	$—	$2,452	$609	$—	$3,426

Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	—	—	(218)	—	(167)	(279)	—	(664)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$147	$—	$2,285	$330	$—	$2,762

Allowance for loan loss	$—	$—	$4	$—	$—	$144	$—	$148
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Table of Content

Nine Months Ended September 30, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$9	$898	$1,060	$—	$2,654	$566	$—	$5,187

Additions	—	—	—	—	—	179	—	179

Principal (reductions) additions	(9)	(14)	(514)	—	(168)	(90)	—	(795)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$884	$546	$—	$2,486	$655	$—	$4,571

Allowance for loan loss	$—	$171	$16	$—	$—	$215	$—	$402
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

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

The Company did not carry any loans graded as doubtful or loss at September 30, 2021 or December 31, 2020.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for September 30, 2021 and December 31, 2020:

September 30, 2021	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$6,564	$—	$—	$—	$6,564
Grade 3	—	263	—	—	263
Grades 4 and 5 – pass	44,565	274,214	154,097	42,192	515,068
Grade 6 – special mention	—	35,250	—	11,537	46,787
Grade 7 – substandard	6	—	11,273	2,362	13,641
Total	$51,135	$309,727	$165,370	$56,091	$582,323

December 31, 2020	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$9,811	$—	$—	$30	$9,841
Grade 3	—	519	—	—	519
Grades 4 and 5 – pass	35,919	267,215	163,959	49,006	516,099
Grade 6 – special mention	1,307	14,343	—	1,434	17,084
Grade 7 – substandard	477	874	11,057	609	13,017
Total	$47,514	$282,951	$175,016	$51,079	$556,560

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

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$161,668	$70	$52,667	$214,405	$27,484	$92	$60,414	$87,990
Pass	10,452	13	426	10,891	9,752	15	570	10,337
Special mention	—	—	—	—	—	—	11	11
Substandard	—	—	318	318	—	—	513	513
Doubtful	—	—	—	—	—	—	—	—
Total	$172,120	$83	$53,411	$225,614	$37,236	$107	$61,508	$98,851

Table of Content
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

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended September 30, 2021 and 2020 (in 000's)

Table of Content

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total
September 30, 2021
Beginning balance	$632	$1,087	$3,213	$1,106	$2,789	$373	$9,200
Provision (recapture of provision) for credit losses	5	(20)	(83)	314	402	(165)	453

Charge-offs	—	—	—	—	(533)	—	(533)
Recoveries	2	4	—	—	18	—	24
Net charge-offs	2	4	—	—	(515)	—	(509)

Ending balance	$639	$1,071	$3,130	$1,420	$2,676	$208	$9,144
Period-end amount allocated to:
Loans individually evaluated for impairment	—	4	—	144	—	—	148
Loans collectively evaluated for impairment	639	1,067	3,130	1,276	2,676	208	8,996
Ending balance	$639	$1,071	$3,130	$1,420	$2,676	$208	$9,144

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total
September 30, 2020
Beginning balance	$756	$812	$3,572	$836	$2,746	$140	$8,862
Provision (recapture of provision) for credit losses	(46)	(147)	439	(68)	(749)	575	4

Charge-offs	—	—	(106)	—	(178)	—	(284)
Recoveries	9	79	37	—	1	—	126
Net charge-offs	9	79	(69)	—	(177)	—	(158)

Ending balance	$719	$744	$3,942	$768	$1,820	$715	$8,708
Period-end amount allocated to:
Loans individually evaluated for impairment	—	187	—	215	—	—	402
Loans collectively evaluated for impairment	719	557	3,942	553	1,820	715	8,306
Ending balance	$719	$744	$3,942	$768	$1,820	$715	$8,708

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended September 30, 2021 and 2020 (in 000's)

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
September 30, 2021
Beginning balance	$625	$575	$3,722	$711	$2,614	$275	$8,522
Provision (recapture of provision) for credit losses	(27)	481	(592)	709	1,150	(67)	1,654

Charge-offs	—	—	—	—	(1,199)	—	(1,199)
Recoveries	41	15	—	—	111	—	167
Net recoveries (charge-offs)	41	15	—	—	(1,088)	—	(1,032)

Ending balance	$639	$1,071	$3,130	$1,420	$2,676	$208	$9,144
Period-end amount allocated to:
Loans individually evaluated for impairment	—	4	—	144	—	—	148
Loans collectively evaluated for impairment	639	1,067	3,130	1,276	2,676	208	8,996
Ending balance	$639	$1,071	$3,130	$1,420	$2,676	$208	$9,144

Table of Content

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
September 30, 2020
Beginning balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908
Provision (recapture of provision) for credit losses	(625)	(56)	1,455	7	815	542	2,138

Charge-offs	—	—	(358)	—	(1,134)	—	(1,492)
Recoveries	22	88	37	—	7	—	154
Net (charge-offs) recoveries	22	88	(321)	—	(1,127)	—	(1,338)

Ending balance	$719	$744	$3,942	$768	$1,820	$715	$8,708
Period-end amount allocated to:
Loans individually evaluated for impairment	—	187	—	215	—	—	402
Loans collectively evaluated for impairment	719	557	3,942	553	1,820	715	8,306
Ending balance	$719	$744	$3,942	$768	$1,820	$715	$8,708

The following table summarizes information with respect to the loan balances at September 30, 2021 and 2020.

	September 30, 2021			September 30, 2020
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$—	$44,713	$44,713	$274	$38,944	$39,218
Government program loans	—	6,422	6,422	220	26,304	26,524
Total commercial and industrial	—	51,135	51,135	494	65,248	65,742

Commercial real estate loans	—	309,727	309,727	2,036	261,977	264,013
Residential mortgage loans	148	171,972	172,120	815	44,907	45,722
Home improvement and home equity loans	—	83	83	—	114	114
Total real estate mortgage	148	481,782	481,930	2,851	306,998	309,849

Real estate construction and development loans	11,273	154,097	165,370	11,058	160,831	171,889

Agricultural loans	330	55,761	56,091	656	50,931	51,587

Installment and student loans	—	53,411	53,411	—	62,415	62,415

Total loans	$11,751	$796,186	$807,937	$15,059	$646,423	$661,482
4.Student Loans

Included in the installment and student loans segment of the loan portfolio are $50,193,000 and $57,385,000 in student loans at September 30, 2021 and December 31, 2020, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had never entered repayment a status totaled $1,918,000 at September 30, 2021 and $3,201,000 at December 31, 2020. At September 30, 2021 there were 870 loans within repayment, deferment, and forbearance which represented $20,782,000, $9,285,000, and $8,499,000, respectively. At December 31, 2020, there were 944 loans within repayment, deferment, and forbearance which represented $28,906,000, $7,407,000 and $7,179,000, respectively. As of September 30, 2021 and December 31, 2020, the reserve against the student loan portfolio was $2,597,000 and $2,546,000,

Table of Content
respectively. There were no TDRs within the portfolio as of September 30, 2021 or December 31, 2020. At September 30, 2021 and December 31, 2020, student loans totaling $318,000 and $513,000 were included in the substandard category, respectively.

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

The following tables summarize the credit quality indicators for outstanding student loans as of September 30, 2021 and December 31, 2020 (in 000's, except for number of borrowers):

	September 30, 2021			December 31, 2020
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	185	$6,551	$1,918	319	$12,905	$3,201
Grace	108	5,076	1,479	34	988	719
Repayment	459	20,782	549	623	28,906	292
Deferment	232	9,285	1,025	187	7,407	209
Forbearance	179	8,499	516	134	7,179	553
Total	1,163	$50,193	$5,487	1,297	$57,385	$4,974

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

Student Loan Aging

Student loans are generally charged off at the end of the quarter during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the three and nine months ended September 30, 2021, $54,000 and $97,000 in accrued interest receivable was reversed, due to charge-offs of $530,000 and $1,183,000, respectively, within the student loan portfolio. For three and nine months ended September 30, 2020, $9,000 and $59,000 in accrued interest receivable was reversed, due to charge-offs of $174,000 and $1,121,000, respectively, within the student loan portfolio.

Table of Content
The following tables summarize the student loan aging for loans in repayment and forbearance as of September 30, 2021 and December 31, 2020 (in 000's, except for number of borrowers):

	September 30, 2021		December 31, 2020
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	260	$28,300	304	$34,188
31 - 60 days	7	457	4	510
61 - 90 days	3	206	10	875
91 - 120 days	1	318	5	513
Total	271	$29,281	323	$36,086
5.Deposits

Deposits include the following:

(in 000's)	September 30, 2021	December 31, 2020
Noninterest-bearing deposits	$455,584	$391,897
Interest-bearing deposits:
NOW and money market accounts	514,878	402,566
Savings accounts	110,005	96,669
Time deposits:
Under $250,000	47,620	40,302
$250,000 and over	22,628	21,217
Total interest-bearing deposits	695,131	560,754
Total deposits	$1,150,715	$952,651

6.Short-term Borrowings/Other Borrowings

At September 30, 2021, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $338.4 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3.5 million. At September 30, 2021, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank (PCBB) totaling $50 million, a Fed Funds line of $10 million with Union Bank, a Fed Funds line of $20 million with Zions First National Bank, and a Fed Funds line of $40 million with PNC Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of September 30, 2021, $3.8 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $516.4 million in secured and unsecured loans were pledged at September 30, 2021, as collateral for borrowing lines with the Federal Reserve Bank. At September 30, 2021, the Company had no outstanding borrowings.

At December 31, 2020, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $336.8 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $4.9 million. At December 31, 2020, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") and Union Bank totaling $10 million each, with a Fed Funds line of $20 million at Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of December 31, 2020, $5.3 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $517.5 million in secured and unsecured loans were pledged at December 31, 2020, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2020, the Company had no outstanding borrowings.

Table of Content
7.Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2032. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of September 30, 2021, the Company had 12 operating leases and no financing leases.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in 000's)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease expense	$184	$191	$520	$570
Variable lease expense	95	51	251	169
Total	$279	$242	$771	$739
Supplemental balance sheet information related to leases was as follows:

(in 000's)	September 30, 2021
Operating cash flows from operating leases	$508
ROU assets obtained in exchange for new operating lease liabilities	285
Weighted-average remaining lease term in years for operating leases	5.24
Weighted-average discount rate for operating leases	5.14%
Maturities of lease liabilities were as follows:

(in 000's)	September 30, 2021
2022	$737
2023	742
2024	640
2025	450
2026	218
Thereafter	469
Total undiscounted cash flows	3,256
Less: present value discount	(404)
Present value of net future minimum lease payments	$2,852

8.Supplemental Cash Flow Disclosures

	Nine months ended September 30,
(in 000's)	2021	2020
Cash paid during the period for:
Interest	$1,529	$1,814
Income taxes	3,030	2,380
Noncash investing and financing activities:
Unrealized gain on unrecognized post retirement costs	74	60
Unrealized (loss) gain on available for sale securities	(307)	1,161
Unrealized gain (loss) on junior subordinated debentures	317	(779)
Cash dividend declared	1,871	1,867

Table of Content
9.Dividends on Common Stock

On September 28, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on October 25, 2021, to shareholders of record as of October 12, 2021. Approximately $1,871,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

On June 22, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on July 16, 2021, to shareholders of record as of July 6, 2021. Approximately $1,870,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (000's, except per share amounts)	$2,611	$2,271	$6,727	$7,038

Weighted average shares issued	17,010,288	16,977,239	17,010,236	16,975,648
Add: dilutive effect of stock options	25,245	23,262	17,435	17,532
Weighted average shares outstanding adjusted for potential dilution	17,035,533	17,000,501	17,027,671	16,993,180

Basic earnings per share	$0.15	$0.13	$0.40	$0.41
Diluted earnings per share	$0.15	$0.13	$0.40	$0.41
Anti-dilutive stock options excluded from earnings per share calculation	60,000	75,000	101,000	88,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2021 and December 31, 2020, the Company had no recorded valuation allowance. The Company is no longer subject to IRS examination for years before 2016.

Table of Content
The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized or uncertain tax positions during the periods ended September 30, 2021 and 2020 were insignificant.

The Company reported a provision for income taxes of $2,653,000 for the nine months ended September 30, 2021 as compared to the $2,800,000 provision reported in the comparable period of 2020. The effective tax rate was 28.3% for the nine months ended September 30, 2021 as compared to 28.5% for the comparable period of 2020.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of September 30, 2021. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the balance sheet. As of September 30, 2021, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At September 30, 2021, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The 3.84% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At September 30, 2021, the total cumulative gain recorded on the debt is $1,213,000.

The net fair value calculation performed as of September 30, 2021 resulted in a net pretax loss adjustment of $373,000 for the nine months ended September 30, 2021 compared to a net pretax gain adjustment of $672,000 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, the net $373,000 fair value loss adjustment was separately presented as a $691,000 loss ($487,000, net of tax) recognized on the consolidated statements of income, and a $317,000 gain ($223,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the nine months ended September 30, 2020, the net $672,000 fair value gain adjustment was separately presented as a $1,451,000 gain ($1,022,000, net of tax) recognized on the consolidated statements of income, and a $779,000 loss ($549,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

The net fair value calculation performed as of September 30, 2021 resulted in a net pretax loss adjustment of $43,000 for the quarter ended September 30, 2021 compared to a net pretax loss adjustment of $344,000 for the quarter ended September 30, 2020.

For the quarter ended September 30, 2021, the net $43,000 fair value loss adjustment was separately presented as a $35,000 loss ($25,000, net of tax) recognized on the consolidated statements of income, and a $8,000 loss ($6,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended September 30, 2020, the net $344,000 fair value loss adjustment was separately presented as a $18,000 loss ($13,000, net of tax) recognized on the consolidated statements of income, and a $326,000 loss ($230,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

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

Table of Content
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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2021
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	165,508	165,508	3,776	161,732	—
Loans	799,970	798,407	—	—	798,407
Accrued interest receivable	8,246	8,246	—	8,246	—
Financial Liabilities:
Deposits:
Noninterest-bearing	455,584	455,584	455,584	—	—
NOW and money market	514,878	514,878	514,878	—	—
Savings	110,005	110,005	110,005	—	—
Time deposits	70,248	70,305	—	—	70,305
Total deposits	1,150,715	1,150,772	1,080,467	—	70,305
Junior subordinated debt	11,295	11,295	—	—	11,295

December 31, 2020
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	86,192	86,192	3,851	82,341	—
Loans	645,825	636,470	—	—	636,470
Accrued interest receivable	8,164	8,164	—	8,164	—
Financial Liabilities:
Deposits:
Noninterest-bearing	391,897	430,210	430,210	—	—
NOW and money market	402,566	406,707	406,707	—	—
Savings	96,669	94,467	94,467	—	—
Time deposits	61,519	61,519	—	—	61,519
Total deposits	952,651	992,903	931,384	—	61,519
Junior subordinated debt	10,924	10,924	—	—	10,924

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

Table of Content
The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurements during the nine months ended September 30, 2021.

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

Table of Content
The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2021 (in 000’s):

Description of Assets	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$36,038	$—	$36,038	$—
U.S. Government collateralized mortgage obligations	65,032	—	65,032	—
Asset-backed securities	4,696	—	4,696	—
Municipal bonds	50,457	—	50,457	—
Corporate bond	5,509	—	5,509	—
Total AFS securities	161,732	—	161,732	—

Marketable equity securities (2)	3,776	3,776	—	—
Total	$165,508	$3,776	$161,732	$—

Description of Liabilities	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$11,295	—	—	$11,295
Total	$11,295	—	—	$11,295
(1)Nonrecurring
(2)Recurring

There were no non-recurring fair value adjustments at September 30, 2021.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2020 (in 000’s):

Table of Content

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

Table of Content

September 30, 2021				December 31, 2020
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	3.84%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	3.57%
Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The decrease in discount rate between the periods ended September 30, 2021 and December 31, 2020 is primarily due to decreases in rates for similar debt instruments.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2021 and 2020 (in 000’s):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$11,253	$9,771	$10,924	$10,808
Gross (gain) loss included in earnings	35	18	691	(1,451)
Gross loss (gain) related to changes in instrument specific credit risk	8	326	(317)	779
Change in accrued interest	(1)	(34)	(3)	(55)
Ending balance	$11,295	$10,081	$11,295	$10,081
The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$35	$18	$691	$(1,451)
14.Goodwill and Intangible Assets

At September 30, 2021, the Company had goodwill in the amount of $4.5 million in connection with various business combinations and purchases. This amount was unchanged from the balance of $4.5 million at December 31, 2020. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2020 with no material events occurring through the three and nine months period ended September 30, 2021.

15.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

Table of Content

	September 30, 2021			December 31, 2020
(in 000's)	Net unrealized gain (loss) on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized (loss) gain on junior subordinated debentures	Net unrealized (loss) gain on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$630	$(770)	$(588)	$(175)	$(675)	$218
Current period comprehensive (loss) income	(216)	52	224	805	(95)	(806)
Ending balance	$414	$(718)	$(364)	$630	$(770)	$(588)
Accumulated other comprehensive loss			$(668)			$(728)

16.Investment in York Monterey Properties

As of September 30, 2021, the Bank's investment in York Monterey Properties Inc. totaled $4,676,000. York Monterey Properties Inc. is included within the consolidated financial statements of the Company, with $4,582,000 of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

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

	Contractual Amount
(In thousands)	September 30, 2021	December 31, 2020
Commitments to extend credit	$223,119	$216,799
Standby letters of credit	$1,449	$3,668

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At September 30, 2021, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $1,449,000.

During the third quarter of 2021, the Company entered into a firm commitment to purchase $56,652,000 in 30 year residential mortgage loans. The purchase is expected to close during the fourth quarter of 2021. The credit metrics for the pools are consistent with pools purchased by the Company earlier this year.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material to the financial position of the Company.

Table of Content
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

COVID-19

The ongoing COVID-19 pandemic has impacted the local economy in the Central Valley. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates have increased in our local market area. As of August 2021, the unemployment rate in Fresno County was 8.8%. Congress, the President, and the

Table of Content
Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package, the Consolidated Appropriations Act, 2021 was signed into law at the end of December 2020 as a $900 billion legislative package, and the American Rescue Plan was signed into law in March 2021 providing an additional $1.9 trillion of relief. In February 2021, the California Legislature passed a $7.6 billion stimulus package to provide relief to Californians and business impacted by the pandemic. The goal of the CARES Act, Consolidated Appropriations Act, and American Rescue Plan, were to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of recent legislative and regulatory relief efforts may have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

    Financial position and results of operations

Pertaining to the Company's September 30, 2021 financial condition and results of operations, COVID-19 has had an impact on the allowance for credit losses. While the Company has not yet experienced any charge-offs related to COVID-19, its allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from significant increase in unemployment. Although economic scenarios improved since the pandemic was declared in March 2020, the credit risk in the loan portfolio remains heightened resulting in the need for an additional reserve for credit loss. Refer to the discussion of the allowance for credit loss in Note 3 of the unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit loss and record additional provision expense.

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

    Capital and liquidity

As of September 30, 2021, the Company and Bank's capital ratios were in excess of all regulatory requirements. The Company's management team believes that while the Company and Bank have sufficient capital to withstand ongoing economic weakness brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt. If the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt.

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

Processes, controls and business continuity plan

Table of Content

The Company maintains a Business Continuity Plan to prepare, and respond to unforeseen circumstances, such as, natural disasters and pandemics. Upon the COVID-19 pandemic declaration, the Company invoked its Business Continuity Plan. The Company implemented protocols for team member safety, provided timely communication to team members and customers, established remote work capabilities to isolate certain personnel essential to critical business continuity operations, and initiated strategies for monitoring and responding to local COVID-19 impacts. Due to the nature of their functions, many team members continue to operate from physical Company locations, while effectively employing social distancing standards where deemed necessary. The Company's Management Team continues to meet regularly to anticipate and respond to any future COVID-19 interruptions or developments. As of September 30, 2021, the Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures it has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

    Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to six months. During 2020, the Company had executed 23 payment deferrals or modifications on outstanding loan balances of $69,814,000 in connection with the COVID-19 relief provided by the CARES Act and interagency guidance issued in March 2020. The Company has not recognized any losses on the loan modifications and as of September 30, 2021, there were no modifications outstanding.

The Company participated in the first and second draw of the Paycheck Protection Program ("PPP"), administered by the SBA. The first PPP draw ended on August 8, 2020, the second draw and PPP program ended May 31, 2021. PPP loans earn interest at 1% and have either a two or five year term. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2021, there were 51 outstanding SBA PPP loans representing $6,341,000 in balances.

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

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. The Company may see a short-term slowdown in new loan originations due to COVID-19. There remain shortages in raw materials, manufactured products and labor across many industries resulting in rising prices, which may disrupt business operations and negatively impact financial performance and operating results for the Company's borrowers. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2021 and beyond.

Results of Operations

On a year-to-date basis, the Company reported net income of $6.7 million or $0.40 per share ($0.40 diluted), for the nine months ended September 30, 2021, as compared to $7.0 million, or $0.41 per share ($0.41 diluted), for the same period in 2020. The Company’s return on average assets was 0.75% for the nine months ended September 30, 2021, as compared to 0.93% for the nine months ended September 30, 2020. The Company’s return on average equity was 7.55% for the nine months ended September 30, 2021, as compared to 7.93% for the nine months ended September 30, 2020. The decrease is primarily the result of the change in LIBOR rates between periods, causing a $691,000 loss for the nine months ended September 30, 2021 on the fair value of junior subordinated debentures, compared to a $1,451,000 gain for the nine months ended September 30, 2020.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine month periods ended September 30, 2021 and 2020.

Table of Content

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended September 30, 2021 and 2020

		2021			2020
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$826,754	$9,163	4.40%	$656,501	$7,693	4.66%
Investment securities (3)	170,408	650	1.51%	94,076	343	1.45%
Interest-bearing deposits in FRB	172,073	64	0.15%	248,722	62	0.10%
Total interest-earning assets	1,169,235	$9,877	3.35%	999,299	$8,098	3.22%
Allowance for credit losses	(9,203)			(8,917)
Noninterest-earning assets:
Cash and due from banks	44,804			32,106
Premises and equipment, net	9,139			9,399
Accrued interest receivable	7,848			8,952
Other real estate owned	4,716			5,204
Other assets	43,784			42,128
Total average assets	$1,270,323			$1,088,171
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$160,496	$59	0.15%	$131,465	$44	0.13%
Money market accounts	339,378	309	0.36%	265,421	237	0.36%
Savings accounts	108,067	30	0.11%	91,164	26	0.11%
Time deposits	67,478	98	0.58%	63,747	144	0.90%
Junior subordinated debentures	11,225	44	1.56%	9,710	49	2.01%
Total interest-bearing liabilities	686,644	$540	0.31%	561,507	$500	0.35%
Noninterest-bearing liabilities:
Noninterest-bearing checking	453,159			398,282
Accrued interest payable	109			94
Other liabilities	9,859			9,595
Total liabilities	1,149,771			969,478

Total shareholders' equity	120,552			118,693
Total average liabilities and shareholders' equity	$1,270,323			$1,088,171
Interest income as a percentage of average earning assets			3.35%			3.22%
Interest expense as a percentage of average earning assets			0.18%			0.20%
Net interest margin			3.17%			3.02%

(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $269 for the three months ended September 30, 2021 and loan fee income of $45 for the three months ended September 30, 2020.

Table of Content
(2)Interest income/expense is divided by actual number of days in the period times 365 days (366 days for 2020) in the yield calculation.
(3)Yields on investments securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Nine Months Ended September 30, 2021 and 2020

		2021			2020
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$753,424	$25,942	4.60%	$632,221	$24,040	5.08%
Investment securities (3)	146,434	1,691	1.54%	91,140	1,126	1.65%
Interest-bearing deposits in FRB	203,366	168	0.11%	203,574	667	0.44%
Total interest-earning assets	1,103,224	$27,801	3.37%	926,935	$25,833	3.72%
Allowance for credit losses	(8,762)			(8,650)
Noninterest-earning assets:
Cash and due from banks	44,968			29,948
Premises and equipment, net	9,043			9,434
Accrued interest receivable	7,825			8,193
Other real estate owned	4,917			6,033
Other assets	47,367			44,245
Total average assets	$1,208,582			$1,016,138
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$156,912	$174	0.15%	$120,040	$119	0.13%
Money market accounts	304,090	812	0.36%	253,844	903	0.48%
Savings accounts	105,431	87	0.11%	86,225	82	0.13%
Time deposits	64,390	318	0.66%	63,027	458	0.97%
Junior subordinated debentures	11,029	136	1.65%	9,640	229	3.17%
Total interest-bearing liabilities	641,852	$1,527	0.32%	532,776	$1,791	0.45%
Noninterest-bearing liabilities:
Noninterest-bearing checking	437,482			355,114
Accrued interest payable	103			115
Other liabilities	9,686			9,560
Total liabilities	1,089,123			897,565

Total shareholders' equity	119,459			118,573
Total average liabilities and shareholders' equity	$1,208,582			$1,016,138
Interest income as a percentage of average earning assets			3.37%			3.72%
Interest expense as a percentage of average earning assets			0.19%			0.26%
Net interest margin			3.18%			3.46%

Table of Content
(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $1,208 for the nine months ended September 30, 2021 and loan fee income of $134 for the nine months ended September 30, 2020.
(2)Interest income/expense is divided by actual number of days in the period times 365 days (366 days for 2020) in the yield calculation.
(3)Yields on investments securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate remained unchanged at 3.25% between September 30, 2020 and September 30, 2021. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) for the three months ended
	September 30, 2021 compared to September 30, 2020
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$1,470	$(453)	$1,923
Investment securities available for sale	307	16	291
Interest-bearing deposits in FRB	2	34	(32)
Total interest income	1,779	(403)	2,182
Increase (decrease) in interest expense:
Interest-bearing demand accounts	87	11	76
Savings and money market accounts	4	(1)	5
Time deposits	(46)	(54)	8
Subordinated debentures	(5)	(12)	7
Total interest expense	40	(56)	96
Increase (decrease) in net interest income	$1,739	$(347)	$2,086

For the three months ended September 30, 2021, total interest income increased $1.8 million, or 22.0%, as compared to the three months ended September 30, 2020. In comparing the two periods, average interest earning assets increased $169.9 million, with an increase of $170.3 million in loan balances and an increase of $76.3 million in investment securities, offset by a decrease of $76.6 million in balances held at the Federal Reserve Bank. The increase in average loan balances was driven by purchases of $145.7 million in residential mortgage loans. Investment securities yields increased 6 basis points and loan yields decreased 26 basis points. The average yield on total interest-earning assets increased 13 basis points. The increase in yields are a result of the repricing of floating rate investment securities and an increase in the yield on interest-bearing deposits in FRB, offset by the decrease of 26 basis points in the yield on the loan portfolio. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset and comprised 15% of the average earning assets for the three months ended September 30, 2021.

Table of Content

	Increase (decrease) for the nine months ended
	September 30, 2021 compared to September 30, 2020
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$1,902	$(2,401)	$4,303
Investment securities available for sale	565	(77)	642
Interest-bearing deposits in FRB	(500)	(500)	—
Total interest income	1,967	(2,978)	4,945
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(36)	(247)	211
Savings and money market accounts	5	(12)	17
Time deposits	(140)	(150)	10
Subordinated debentures	(93)	(122)	29
Total interest expense	(264)	(531)	267
Increase (decrease) in net interest income	$2,231	$(2,447)	$4,678

For the nine months ended September 30, 2021, total interest income increased $1,967,000, or 7.6%, as compared to the nine months ended September 30, 2021. In comparing the two periods, average interest earning assets increased $176.3 million, with an increase of $121.2 million in loan balances, an increase of $55.3 million in investment securities, and a decrease of $208,000 in balances held at the Federal Reserve Bank. Investment securities yields decreased 11 basis points and loan yields decreased 48 basis points. The average yield on total interest-earning assets decreased 35 basis points. The changes in yields are a result of the lower rate environment. Included in interest income for nine months ended September 30, 2021 were $778,000 in fees related to SBA PPP loans. For the nine months ended September 30, 2020, the Company had recognized no fees related to SBA PPP loans. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset and comprises 18.4% and 22.0% of the average earning assets for nine months ended September 30, 2021 and 2020, respectively.

The overall average yield on the loan portfolio decreased to 4.6% for the nine months ended September 30, 2021, as compared to 5.1% for the nine months ended September 30, 2020. The Company has sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At September 30, 2021, 51.1% of the Company's loan portfolio consisted of floating rate instruments, as compared to 60.8% of the portfolio at December 31, 2020, with the majority of those tied to the prime rate. Approximately 46.9%, or $193.6 million, of the floating rate loans had rate floors at September 30, 2021, making them effectively fixed-rate loans for certain decreases in interest rates. Loan balances totaling $29.3 million have floor spreads of 100 basis points or more.

The Company’s net interest margin decreased to 3.18% for the nine months ended September 30, 2021, when compared to 3.46% for the nine months ended September 30, 2020. The net interest margin decreased primarily as a result of decreases in the yield on the loan portfolio offset by lower yields on interest-bearing deposits.

The Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The rates paid on interest-bearing liabilities decreased to 0.32% for the nine months ended September 30, 2021, as compared to 0.45% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, total interest expense decreased approximately $264,000, or 14.7%, as compared to the nine months ended September 30, 2020. Between those two periods, average interest-bearing liabilities increased by $109.1 million due to increases in NOW, money market, savings accounts, and time deposits. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at September 30, 2021.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

Table of Content

	YTD Average 9/30/2021	YTD Average 12/31/20	YTD Average 9/30/2020
Loans	68.3%	67.5%	68.2%
Investment securities available for sale	13.3%	9.6%	9.8%
Interest-bearing deposits in FRB	18.4%	22.9%	22.0%
Total interest-earning assets	100.0%	100.0%	100.0%

NOW accounts	24.5%	23.1%	22.5%
Money market accounts	47.4%	47.4%	47.7%
Savings accounts	16.4%	16.2%	16.2%
Time deposits	10.0%	11.5%	11.8%
Subordinated debentures	1.7%	1.8%	1.8%
Total interest-bearing liabilities	100.0%	100.0%	100.0%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2021 and 2020:

(in 000's)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Amount of Change	Percent Change
Customer service fees	$745	668	$77	11.5%
Increase in cash surrender value of bank-owned life insurance	139	124	15	12.1%
Unrealized gain on fair value of marketable equity securities	(14)	4	(18)	(450.0)%
Gain (loss) on fair value of junior subordinated debentures	(35)	(18)	(17)	94.4%
Gain on sale of assets	(5)	—	(5)	100.00%
Other	100	133	(33)	(24.8)%
Total noninterest income	$930	$911	$19	2.1%

Noninterest income for the quarter ended September 30, 2021 increased $19,000 to $930,000 when compared to the quarter ended September 30, 2020. The increase in customer service fees of $77,000 is primarily attributed to higher interchange fees.

Table of Content

(in 000's)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Amount of Change	Percent Change
Customer service fees	$2,094	2,014	$80	4.0%
Increase in cash surrender value of bank-owned life insurance	408	382	26	6.8%
Unrealized (loss) gain on fair value of marketable equity securities	(75)	89	(164)	(184.3)%
Gain on death benefit proceeds from bank-owned life insurance	—	310	(310)	(100.0)%
(Loss) gain on fair value of junior subordinated debentures	(691)	1,451	(2,142)	(147.6)%
Gain on sale of assets	8	—	8	100.0%
Other	349	460	(111)	(24.1)%
Total noninterest income	$2,093	$4,706	$(2,613)	(55.5)%

Noninterest income for the nine months ended September 30, 2021 decreased $2,613,000 to $2,093,000 when compared to the nine months ended September 30, 2020. The decrease is the result of the change in LIBOR rates between periods, causing a $691,000 loss for the nine months ended September 30, 2021 on the fair value of junior subordinated debentures, compared to a $1,451,000 gain for the nine months ended September 30, 2020. Additionally, life insurance proceeds of $310,000 were realized during the nine months ended September 30, 2020. The decrease in other is primarily attributed to a decrease in rental income, which was a result of reduced renewal rates.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following tables sets forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2021 and 2020:

(in 000's)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Amount of Change	Percent Change
Salaries and employee benefits	$2,888	$2,722	$166	6.1%
Occupancy expense	1,013	887	126	14.2%
Data processing	147	139	8	5.8%
Professional fees	833	854	(21)	(2.5)%
Regulatory assessments	258	121	137	113.2%
Director fees	91	94	(3)	(3.2)%
Correspondent bank service charges	22	19	3	15.8%
Net cost on operation of OREO	24	35	(11)	(31.4)%
Other	888	469	419	89.3%
Total expense	$6,164	$5,340	$824	15.4%

Noninterest expense for the quarter ended September 30, 2021 increased $824,000 to $6,164,000, compared to the quarter ended September 30, 2020. The increase was attributed to an increases in salaries and employee benefits, regulatory assessments, and occupancy expense. The increase in other noninterest expense is attributed to provision expense related to growth in unfunded commitments and increases in telephone, insurance, and travel expense.

Table of Content

(in 000's)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Amount of Change	Percent Change
Salaries and employee benefits	$8,804	$8,131	$673	8.3%
Occupancy expense	2,705	2,609	96	3.7%
Data processing	382	386	(4)	(1.0)%
Professional fees	2,524	2,399	125	5.2%
Regulatory assessments	547	283	264	93.3%
Director fees	275	282	(7)	(2.5)%
Correspondent bank service charges	65	52	13	25.0%
Net cost on operation of OREO	67	968	(901)	(93.1)%
Other	1,964	1,663	301	18.1%
Total expense	$17,333	$16,773	$560	3.3%

Noninterest expense for the nine months ended September 30, 2021 increased $560,000 to $17,333,000, compared to the nine months ended September 30, 2020. The increase was attributed to increases in salaries and employee benefits, other expense, regulatory assessments and professional fees, partially offset by a decrease in the net cost on operation of OREO. The decrease in the cost on OREO was the result of a $727,000 write-down on one property recorded during the nine months ended September 30, 2020. Deposit balance growth and an increase in the Bank's FDIC assessment rate resulted in an increase in regulatory assessment expense. The increase in other noninterest expense is the result of higher telephone and insurance expenses compared to the same period in 2020.

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

The Company has reviewed all of its tax positions as of September 30, 2021, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the nine months ended September 30, 2021 was 28.28% compared to 28.46% for the nine months ended September 30, 2020.

Financial Condition

Total assets increased $200.1 million, or 18.3%, to a balance of $1.29 billion at September 30, 2021, from the balance of $1.09 billion at December 31, 2020, and increased $159.6 million, or 14.1%, from the balance of $1.13 billion at September 30, 2020. Total deposits of $1.15 billion at September 30, 2021, increased $198.1 million, or 20.8%, from the balance reported at December 31, 2020, and increased $257.6 million, or 28.8%, from the balance of $893.1 million reported at September 30, 2020. Cash and cash equivalents decreased $34.6 million, or 11.8%, between December 31, 2020 and September 30, 2021. Net loans increased $154.1 million, or 23.9%, to a balance of $800.0 million, and investment securities increased $79.3 million, or 92.0%, during the first nine months of 2021.

Table of Content
Earning assets averaged $1.10 billion during the nine months ended September 30, 2021, as compared to $926.9 million for the same period in 2020. Average interest-bearing liabilities increased to $641.9 million for the nine months ended September 30, 2021, from $532.8 million reported for the comparative period of 2020.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $807.9 million at September 30, 2021, an increase of $152.5 million, or 23.3%, when compared to the balance of $655.4 million at December 31, 2020, and an increase of $146.5 million, or 18.1%, when compared to the balance of $661.5 million reported at September 30, 2020. During the second quarter of 2021, the Company purchased $145.7 million in residential mortgage loans. Loans on average increased $121.2 million, or 19.2%, between the nine months ended September 30, 2020 and September 30, 2021, with loans averaging $753.4 million for the nine months ended September 30, 2021, as compared to $632.2 million for the same period of 2020.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category at September 30, 2021 and December 31, 2020, the category percentages as of those dates, and the net change between the two periods presented.

	September 30, 2021		December 31, 2020
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$51,135	6.3%	$47,514	7.2%	$3,621	7.6%
Real estate – mortgage	481,930	59.7%	320,294	48.9%	161,636	50.5%
RE construction & development	165,370	20.5%	175,016	26.7%	(9,646)	(5.5)%
Agricultural	56,091	6.9%	51,079	7.8%	5,012	9.8%
Installment and student loans	53,411	6.6%	61,508	9.4%	(8,097)	(13.2)%
Total gross loans	$807,937	100.0%	$655,411	100.00%	$152,526	23.27%

During the nine months ended September 30, 2021, the Company experienced increases in real estate mortgage loans, commercial and industrial loans, and agricultural loans compared to the same period ended September 30, 2020. Commercial and industrial loans increased $3.6 million between December 31, 2020 and September 30, 2021 and decreased $14.6 million between September 30, 2020 and September 30, 2021. Included in commercial and industrial loans as of September 30, 2021 are $6.3 million in SBA PPP loans. Agricultural loans increased $5.0 million between December 31, 2020 and September 30, 2021 and increased $4.5 million between September 30, 2020 and September 30, 2021. Installment and student loans decreased $8.1 million between December 31, 2020 and September 30, 2021 and decreased $9.0 million between September 30, 2020 and September 30, 2021, primarily due to decreases in student loan balances. The Bank is subject to internal and regulatory limits of 115% of capital on the real estate construction and development portfolio and 300% of capital for the non-owner occupied commercial real estate portfolio, which also includes construction and development loans. At September 30, 2021, the real estate construction and development portfolio totaled 111% of regulatory capital and non-owner occupied commercial real estate totaled 299% of regulatory capital. The Bank''s current limits of 115% and 330%, respectively, may affect the ability of the Bank to grow these segments of the loan portfolio. The Bank is not approaching internal or regulatory concentration limits in other loan segments.

Real estate mortgage loans increased $161.6 million between December 31, 2020 and September 30, 2021 and increased $172.1 million between September 30, 2020 and September 30, 2021. Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 38.3%, 43.2%, and 39.9%, of the total loan portfolio at September 30, 2021, December 31, 2020, and September 30, 2020, respectively. Residential mortgage loans are not generally originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $172.1 million, or 21.3%, of the portfolio at September 30, 2021, $37.2 million, or 5.7% of the portfolio at December 31, 2020, and $45.7 million or 6.9% of the portfolio at September 30, 2020. During the nine months ended September 30, 2021, the Company purchased $145.7 million in 30-year, fixed rate residential mortgage loans. The purchased pools were newly originated with a weighted average coupon of 2.9% The weighted average FICO scores for the pools purchased ranged from 776 to 781.

Table of Content

Installment and student loans decreased $9.0 million during the nine months ended September 30, 2021 as compared to the same period ended September 30, 2020, due to decreases in the student loan portfolio. Included in installment loans are $50.2 million in student loans made to medical and pharmacy school students. The student loan portfolio consists of unsecured loans to medical and pharmacy students enrolled in medical and pharmacy schools in the US and the Caribbean. The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship. If approved, the student may receive additional deferment for hardship or administrative reasons in the form of a forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $29.4 million at September 30, 2021. Accrued interest on loans that have not entered repayment status totaled $4.9 million at September 30, 2021. At September 30, 2021 there were 870 loans within repayment, deferment, and forbearance which represented $20.8 million, $9.3 million, and $8.5 million in outstanding balances, respectively. Underwriting is premised on qualifying credit scores. The current weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of September 30, 2021 is approximately $96,000. Loan interest rates range from 2.75% to 7.75%.

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

The Company classifies student loans delinquent more than 90 days as substandard. As of September 30, 2021 and December 31, 2020 reserves against the student loan portfolio totaled $2,597,000 and $2,546,000, respectively. There were no TDRs within the portfolio as of September 30, 2021 or December 31, 2020. For the three and nine months ended September 30, 2021, $54,000 and $97,000 in accrued interest receivable was reversed, due to charge-offs of $530,000 and $1,183,000, respectively, within the student loan portfolio. For three and nine months ended September 30, 2020, $9,000 and $59,000 in accrued interest receivable was reversed, due to charge-offs of $174,000 and $1,121,000, respectively, within the student loan portfolio.

The following table sets forth the Bank's student loan portfolio with activity from December 31, 2020 to September 30, 2021:

(In thousands)
Student Loan Portfolio Balance as of December 31, 2020	$57,385
Disbursements	—
Capitalized Interest	1,103
Payments Received	(7,112)
Loans Charged-off	(1,183)
Student Loan Portfolio Balance as of September 30, 2021	$50,193

Loan participations purchased decreased to $9.7 million, or 1.2% of the portfolio, at September 30, 2021. Loan participations sold increased from $4.5 million, or 0.7%, of the portfolio at September 30, 2020, to $12.9 million, or 2.0%, of the portfolio, at December 31, 2020, and to $10.6 million, or 1.3%, of the portfolio, at September 30, 2021.

Deposits

Deposit balances totaled $1,150.7 million at September 30, 2021, representing an increase of $198.1 million, or 20.8%, from the balance of $952.7 million reported at December 31, 2020, and an increase of $257.6 million, or 28.8%, from the balance of $893.1 million reported at September 30, 2020.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at September 30, 2021 and December 31, 2020, and the net change between the two periods presented.

Table of Content

(in 000's)	September 30, 2021	December 31, 2020	Net Change	Percentage Change
Noninterest-bearing deposits	$455,584	$391,897	$63,687	16.3%
Interest-bearing deposits:
NOW and money market accounts	514,878	402,566	112,312	27.9%
Savings accounts	110,005	96,669	13,336	13.8%
Time deposits:
Under $250,000	47,620	40,302	7,318	18.2%
$250,000 and over	22,628	21,217	1,411	6.7%
Total interest-bearing deposits	695,131	560,754	134,377	24.0%
Total deposits	$1,150,715	$952,651	$198,064	20.8%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $455.6 million and $695.1 million at September 30, 2021, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits increased $134.4 million, or 24.0%, between December 31, 2020 and September 30, 2021, and noninterest-bearing deposits increased $63.7 million, or 16.3%, between the same two periods presented. Included in the increase of $134.4 million in interest-bearing deposits during the nine months ended September 30, 2021, are increases of $13.3 million in savings accounts, $112.3 million in NOW and money market accounts, and increases of $8.7 million in time deposits,

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 98.0% and 97.8% of total deposits at September 30, 2021 and December 31, 2020, respectively. The Company held no brokered deposits at September 30, 2021 and December 31, 2020.

On a year-to-date average, the Company experienced an increase of $190.1 million, or 21.6%, in total deposits between the nine months ended September 30, 2021 and the nine months ended September 30, 2020. Between these two periods, interest-bearing deposits increased $107.7 million, or 20.6%, and noninterest-bearing deposits increased $82.4 million, or 23.2%, on a year-to-date average basis.

Short-Term Borrowings

At September 30, 2021, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $338.4 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3.5 million. At September 30, 2021, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), PNC Bank, Zion's Bank, and Union Bank totaling $50 million, $40 million, $20 million, and $10 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2021 and September 30, 2020, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $336.8 million, collateralized FHLB lines of credit totaling $4.9 million, and uncollateralized lines of credit of $10 million with PCBB, $10 million with Union Bank, and $20 million with Zions Bank at December 31, 2020.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At September 30, 2021, impaired and classified loans totaled $14.1 million, or 1.7%, of gross loans as compared to $13.4 million, or 2.9%, of gross loans at December 31, 2020.

The student loan portfolio is reviewed for allowance adequacy under the same guidelines as other loans in the Company's portfolio, with additional emphasis for specific risks associated with the portfolio. In general, the Company provides an additional reserve percentage for loans in forbearance and loans rated substandard.

Table of Content
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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2021 and December 31, 2020, as well as classified loans at those period-ends.

(in 000's)	September 30, 2021	December 31, 2020
Specific allowance – impaired loans	$148	$209
Formula allowance – classified loans not impaired	606	100
Formula allowance – special mention loans	637	256
Total allowance for special mention and classified loans	1,391	565

Formula allowance for pass loans	7,545	7,682
Unallocated allowance	208	275
Total allowance for loan losses	$9,144	$8,522

Impaired loans	11,751	13,376
Classified loans not considered impaired	2,357	14
Total classified loans / impaired loans	$14,108	$13,390
Special mention loans not considered impaired	$46,786	$17,095

Impaired loans decreased $1.6 million between December 31, 2020 and September 30, 2021, and the specific allowance related to impaired loans decreased $61,000 between December 31, 2020 and September 30, 2021. The decrease in impaired loans is primarily due to a decrease in non-performing loans. The formula allowance related to classified and special mention unimpaired loans increased by $887,000 between December 31, 2020 and September 30, 2021. The unallocated allowance decreased from $275,000 at December 31, 2020 to $208,000 at September 30, 2021. The Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional unallocated reserves to address the losses inherent in these loans is reasonable and appropriate. The level of “pass” loans increased approximately $122.4 million between December 31, 2020 and September 30, 2021. The related formula allowance decreased $137,000 during the same period. Residential mortgage loans, which contributed to most of the increase in the level of pass loans, have lower credit risk. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly

Table of Content
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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At September 30, 2021, included in impaired loans, were troubled debt restructures totaling $2.76 million, of which $2.56 million were on nonaccrual. The remaining $198,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2021 and December 31, 2020.

Table of Content

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	September 30, 2021	September 30, 2021	December 31, 2020	December 31, 2020
Commercial and industrial	$—	$—	$466	$—
Real estate – mortgage	148	4	1,244	13
RE construction & development	11,273	—	11,057	—
Agricultural	330	144	609	196
Installment and student loans	—	—	—	—
Total impaired loans	$11,751	$148	$13,376	$209
Real estate construction and development loans comprised 95.9% of total impaired loan balances at September 30, 2021. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at September 30, 2021, approximately $11.4 million, or 97.2%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

There were no reserve amounts for real estate construction and development impaired loans at December 31, 2020 and September 30, 2021, due to the value of the collateral securing those loans.

Included in impaired loans are loans modified as troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at September 30, 2021 and December 31, 2020.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	September 30, 2021	September 30, 2021	September 30, 2021
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	—	—	—
Residential mortgages	147	—	147
Total real estate mortgage	147	—	147
RE construction & development	2,285	2,285	—
Agricultural	330	279	51
Total troubled debt restructurings	$2,762	$2,564	$198

Table of Content

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2020	December 31, 2020	December 31, 2020
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	—	—	—
Residential mortgages	365	—	365
Total real estate mortgage	365	—	365
RE construction & development	2,452	2,452	—
Agricultural	609	439	170
Total troubled debt restructurings	$3,426	$2,891	$535
The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. Of the $2.8 million in total TDRs at September 30, 2021, $2.6 million were on nonaccrual status at period-end. Of the $3.4 million in total TDRs at December 31, 2020, $2.9 million were on nonaccrual status at period-end. As of September 30, 2021, the Company had no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

Total troubled debt restructurings decreased 19.4% between September 30, 2021 and December 31, 2020. Nonaccrual TDRs decreased by 11.3% and accruing TDRs decreased by 63.0% over the same period. Total residential mortgages and real estate construction TDRs decreased $385,000 to a percentage total of 13.7%.

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of September 30, 2021 and December 31, 2020 (in 000's, except for number of borrowers):

	September 30, 2021			December 31, 2020
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	185	$6,551	$1,918	319	$12,905	$3,201
Grace	108	5,076	1,479	34	988	719
Repayment	459	20,782	549	623	28,906	292
Deferment	232	9,285	1,025	187	7,407	209
Forbearance	179	8,499	516	134	7,179	553
Total	1,163	$50,193	$5,487	1,297	$57,385	$4,974

Included in installment loans are $50.2 million and $57.4 million in student loans at September 30, 2021 and December 31, 2020, respectively, made to medical and pharmacy school students. Accrued interest on loans that had not entered repayment status totaled $4.9 million at September 30, 2021 and $4.7 million at December 31, 2020. At September 30, 2021 there were 870 loans within repayment, deferment, and forbearance which represented $20.8 million, $9.3 million, and $8.5 million, respectively. At December 31, 2020, there were 944 loans within repayment, deferment, and forbearance which represented $28.9 million, $7.4 million and $7.2 million, respectively. As of September 30, 2021 and December 31, 2020 the reserve against the student loan portfolio was $2.7 million and $2.5 million, respectively.

Loan interest rates on the student loan portfolio range from 2.75% to 7.75% and 2.88% to 7.88% at September 30, 2021 and December 31, 2020, respectively.

Table of Content
Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of September 30, 2021 and December 31, 2020 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	September 30, 2021	December 31, 2020
Nonaccrual loans (1)	$11,551	$11,496
Restructured loans	198	535
Loans past due 90 days or more, still accruing	318	513
Total nonperforming loans	12,067	12,544
Other real estate owned	4,582	5,004
Total nonperforming assets	$16,649	$17,548

Nonperforming loans to total gross loans	1.49%	1.91%
Nonperforming assets to total assets	1.29%	1.61%
Allowance for loan losses to nonperforming loans	75.78%	67.94%
 (1) Included in nonaccrual loans at September 30, 2021 and December 31, 2020 are restructured loans totaling $2,563 and $2,891, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased $899,000 from a balance of $17.5 million at December 31, 2020 to a balance of $16.6 million at September 30, 2021, and remained relatively high compared to peers during the nine months ended September 30, 2021. The ratio of the allowance for loan losses to nonperforming loans increased from 67.9% at December 31, 2020 to 75.8% at September 30, 2021.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	September 30, 2021	December 31, 2020	December 31, 2020
Nonaccrual Loans:
Commercial and industrial	$—	$—	$—
Real estate - mortgage	—	—	—
RE construction & development	11,273	11,057	216
Agricultural	278	439	(161)
Installment and student loans	—	—	—
Total nonaccrual loans	$11,551	$11,496	$55

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at September 30, 2021 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonaccrual loans, totaling $11.6 million at September 30, 2021, increased $55,000 from the balance of $11.5 million reported at December 31, 2020, with real estate mortgage and real estate construction loans comprising 97.6% of total nonaccrual loans at September 30, 2021. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $1.6 million during the nine months ended September 30, 2021 to a balance of $11.8 million at September 30, 2021. Other real estate owned through foreclosure decreased to $4.6 million at September 30, 2021 as compared to the balance of $5.0 million recorded at December 31, 2020. Nonperforming assets as a percentage of total assets decreased from 1.6% at December 31, 2020 to 1.3% at September 30, 2021.

Table of Content

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	September 30, 2021	December 31, 2020	September 30, 2020
Provision for credit losses year-to-date	$1,654	$2,769	$2,138
Allowance as % of nonperforming loans	75.8%	67.9%	66.0%

Nonperforming loans as % total loans	1.5%	1.9%	2.0%
Restructured loans as % total loans	0.3%	0.5%	0.7%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 5 loans totaling $2.8 million at September 30, 2021, compared to 7 loans totaling $3.4 million at December 31, 2020.

The following table summarizes special mention loans by type at September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$—	$1,307
Real estate mortgage:
Commercial real estate	35,250	14,343
Residential mortgages	—	—
Total real estate mortgage	35,250	14,343
RE construction & development	—	—
Agricultural	11,537	1,434
Installment and student loans	—	11
Total special mention loans	$46,787	$17,095
Special mention balances increased in the commercial real estate and agricultural segments of the portfolio. The increase in commercial real estate represents two borrower relationships that are recovering from pandemic-induced economic slowdown. The increase in special mention loans within the agricultural segment of the portfolio is the result of cash flow pressures precipitated by increased farming costs and lower crop prices. Management continues to work diligently with these relationships through increased monitoring.

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

The following table provides a summary of the Company's allowance for probable credit losses, provisions made to the allowance, and charge-off and recovery activity affecting the allowance for the nine months ended September 30, 2021 and September 30, 2020.

Table of Content
Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	September 30, 2021	September 30, 2020
Total loans outstanding at end of period before deducting allowances for credit losses	$809,114	$660,444
Average loans outstanding during period	753,424	632,221

Balance of allowance at beginning of period	8,522	7,908
Loans charged-off:
Real estate	—	(358)
Commercial and industrial	—	—
Agricultural	—	—
Installment and student loans	(1,199)	(1,134)
Total loans charged-off	(1,199)	(1,492)
Recoveries of loans previously charged-off:
Real estate	15	125
Commercial and industrial	41	22
Installment and student loans	111	7
Total loan recoveries	167	154
Net loans charged-off	(1,032)	(1,338)

Provision charged to operating expense	1,654	2,138
Balance of allowance for credit losses at end of period	$9,144	$8,708

Net loan charged-off to total average loans (annualized)	0.18%	0.28%
Net loan charged-off to loans at end of period (annualized)	0.13%	0.05%
Allowance for credit losses to total loans at end of period	1.13%	1.32%
Net loan charged-off to allowance for credit losses (annualized)	2.82%	3.84%
Provision for credit losses to net charged-off (annualized)	(320.54)%	(319.58)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2021, a $1.7 million provision was recorded to the allowance for credit losses as compared to a $2.1 million provision recorded for the nine months ended September 30, 2020.

Net charge-offs during the nine months ended September 30, 2021 totaled $1.0 million as compared to net charge-offs of $1.3 million for the nine months ended September 30, 2020. The Company charged-off, or had partial charge-offs on 57 loans during the nine months ended September 30, 2021, as compared to 26 loans during the same period ended September 30, 2020, and 28 loans during the year ended December 31, 2020. The annualized percentage of net charge-offs to average loans was 0.18% for the nine months ended September 30, 2021. Annualized percentage net charge-offs were 0.09% for the year ended December 31, 2020. Annualized percentage net charge-offs were 0.28% for the nine months ended September 30, 2020. The Company's loans net of unearned fees increased from $660.4 million at September 30, 2020 to $809.1 million at September 30, 2021.

The allowance at September 30, 2021 was 1.13% of outstanding loan balances at September 30, 2021, as compared to 1.30% at December 31, 2020, and 1.32% at September 30, 2020.

At September 30, 2021 and September 30, 2020, unfunded loan commitment reserves of $624,000 and $572,000, respectively, were reported in other liabilities. Management believes that the 1.13% credit loss allowance at September 30, 2021 is adequate

Table of Content
to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Bank continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Bank has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Bank from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Bank has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Bank has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At September 30, 2021, the Bank had no borrowings, as the deposit base provided funding sufficient to support asset values.

The Banks liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (reverse repos) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth and accommodate any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2021, the loan portfolio totaled 62.6% of total assets and the loan to deposit ratio was 69.5%, compared to 59.9% and 67.8%, respectively, at December 31, 2020. Liquid assets at September 30, 2021, included cash and cash equivalents totaling $259.4 million as compared to $294.1 million at December 31, 2020. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $342.0 million and uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $50 million, PNC Bank of $40 million, Zion's Bank of $20 million, and Union Bank of $10 million at September 30, 2021.

The liquidity of the Holding Company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to limitations imposed by the Financial Code of the State of California. During the nine months ended September 30, 2021, the Holding Company has received $5.9 million in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2019	$218,995
September 30, 2020	$323,332
December 31, 2020	$294,069
September 30, 2021	$259,428

Table of Content

Cash and cash equivalents decreased $34.6 million during the nine months ended September 30, 2021, compared to an increase of $104.3 million during the nine months ended September 30, 2020.

The Company had a net cash inflow from operating activities of $8.9 million for the nine months ended September 30, 2021 and a cash inflow from operations totaling $9.4 million for the nine month period ended September 30, 2020. The Company experienced net cash outflows from investing activities of $236.0 million related to a $153.6 million increase in loan balances and purchases of available-for-sale securities of $99.8 million. During the nine months ended September 30, 2021, the Company purchased $145.7 million in residential mortgage loans and approximately $100 million in municipal bonds and mortgage backed securities. For the nine months ended September 30, 2020, the Company experienced net cash outflows from investing activities of $75.8 million related to a $65.4 million increase in loan balances and and purchases of available-for-sale securities of $29.0 million.

During the nine months ended September 30, 2021, the Company experienced net cash inflows from financing activities totaling $192.4 million, primarily as the result of increases of $189.2 million in demand deposits and savings accounts, partially offset by cash dividends paid. For the nine months ended September 30, 2020, the Company experienced net cash inflows of $170.8 million primarily as the result of increases of $178.2 million in demand deposits and savings accounts, offset by decreases of $1.8 million in time deposits and cash dividends paid of 5.6 million.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholders' equity to total tangible assets equal to or greater than 9%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 9.6% and 10.8% at September 30, 2021 and 2020, respectively.

The Company uses a variety of measures to evaluate its capital adequacy, including the leverage ratios which is calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2021:

Table 14. Capital Ratios

	Ratios at September 30, 2021	Ratios at December 31, 2020	Minimum Requirement to be Well Capitalized	Minimum requirement for Community Bank Leverage Ratio (1) (2)
Tier 1 capital to adjusted average assets ("Leverage Ratio")
Company	9.96%	11.37%	5.00%	8.50%
Bank	9.80%	11.17%	5.00%	8.50%

Table of Content
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

As of September 30, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.5% of total shareholders' equity of $119.1 million at September 30, 2021. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the nine months ended September 30, 2021, the Company did not repurchase any of the shares available.

During the nine months ended ended September 30, 2021, the Bank paid $5.9 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On September 28, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on October 25, 2021, to shareholders of record as of October 12, 2021. Approximately $1,871,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

On June 22, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on July 16, 2021, to shareholders of record as of July 6, 2021. Approximately $1,870,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

On March 26, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 16, 2021, to shareholders of record as of April 6, 2021. Approximately $1,876,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

Table of Content

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank. At September 30, 2021, the Bank was not subject to a reserve requirement.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2021 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of September 30, 2021, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Table of Content
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

None during the quarter ended September 30, 2021.

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

United Security Bancshares

Date:	October 29, 2021	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer