Form 10-K
period 2021-12-31
UNITED SECURITY BANCSHARES
filed 2022-03-09
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987
UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2021: $111,143,275
Shares outstanding as of February 28, 2022:   17,028,239
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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
•the impacts of supply chain disruption and inflation on our customers, employees, and suppliers;
•asset/liability matching risks and liquidity risks;
•volatility and devaluation in the securities markets;
•our ability to compete effectively against other financial service providers in our markets;
•the effect of the current interest rate environment or impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolio;
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
•the impact of the changes in tax laws or regulations on our business and business strategies, or if other changes are made to tax laws or regulations affecting our business, including the disallowance of tax benefits by tax authorities and/or changes in tax filing jurisdictions or entity classifications; and
•our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Report and other documents filed or furnished by the Company with the SEC.

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

United Security Bank

The Bank is a California state-chartered bank headquartered in Fresno, California. At December 31, 2021, the Bank operates three branches (including its main office), one construction lending office, and one commercial lending office in Fresno, California and one branch each in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, Campbell, and Mendota California. The Bank has ATMs at all branch locations, off-site ATMs at nine different non-branch locations, and Interactive Teller Machines ("ITMs") at seven branch locations . In addition, the Holding Company and the Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

York Monterey Properties, Inc.

York Monterey Properties, Inc. (“YMP”) was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, foreclosures in Monterey County. These properties exceeded the 10-year regulatory holding period for other real estate owned, or “OREO.” YMP was funded with a $250,000 cash investment and the transfer of those parcels by the Bank to YMP. In December 2021 $805,000 in additional funding was transferred to the subsidiary to fund estimated expenses over a five-year period. As of December 31, 2021, these properties are included within the consolidated balance sheets as part of “other real estate owned.”

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

Bank Services

The Bank offers a full range of commercial banking services primarily to the business and professional community and individuals located in Fresno, Madera, Kern, and Santa Clara Counties, including a variety of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts and time certificates of deposit. Most deposits are comprised of accounts from individuals and from small- and medium-sized business-related sources. Time deposits represent 5.7% and 6.5% of total deposits at December 31, 2021 and 2020, respectively.

The Bank also offers a full complement of lending activities, including real estate mortgage (64.2% of total loans at December 31, 2021), commercial and industrial (5.2% of total loans at December 31, 2021), real estate construction (17.7% of total loans at December 31, 2021), agricultural (6.9% of total loans at December 31, 2021), and installment loans (5.9% of total loans at December 31, 2021). Approximately 81.9% of the Bank's loans are secured by real estate at December 31, 2021. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2021, the Bank had total loans (net of unearned fees) outstanding of $871.5 million, which represented approximately 73.4% of total deposits and approximately 65.5% of total assets.

Real estate mortgage loans are secured by deeds of trust primarily on commercial property. The repayment of real estate mortgage loans generally is from the cash flow of the borrower. Commercial and industrial loans are diversified by industry. Loans may be originated in the Bank's market area, purchased, or participated with other financial institutions outside the market area. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral. The remainder are unsecured. However, extensions of credit are predicated on the financial capacity of the borrower to repay. Repayment of commercial loans is generally from the cash flow of the borrower. Real estate construction loans consist of loans to residential and commercial contractors, which are secured by single-family residential or multi-family properties. All real estate loans have established equity requirements. The repayment of real estate construction loans is generally from long-term mortgages with other lending institutions. Agricultural loans are generally secured by land, equipment, inventory and receivables. Repayment of agricultural loans is generally from the expected cash flow of the borrower.

While the Bank has a high concentration of commercial real estate loans, it is not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $226.9 million, or 26.1% of the portfolio at December 31, 2021. The residential mortgage loan portfolio is primarily comprised of purchased fixed rate 30-year residential mortgage pools. The Bank does not originate, or have in the loan portfolio, any subprime, Alt-A, or option adjustable rate loans. The Bank does originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, the Bank has restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan.

Loan participations are purchased from and sold to other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. As of December 31, 2021, purchased participation loans totaled $9.6 million. There were $9.7 million purchased loan participations held at December 31, 2020. Loan participations sold comprised 1.7% and 2.0% of the total loan portfolio at December 31, 2021 and 2020, respectively.

In the normal course of business, we make various loan commitments, including granting customers collateralized and uncollateralized lines of credit, and incur certain contingent liabilities. Due to the nature of the business of the Bank's customers, there is no absolute predictability to the utilization of unused loan commitments, including collateralized and uncollateralized lines of credit, and, therefore, it is not possible to forecast the extent to which these commitments will be exercised within the current year. While no assurance can be provided, it is not believed that any such utilization will constitute a material liquidity demand.

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

Competition and Market Share

The banking business in California as well as the Bank's market area is highly competitive with respect to both loans and deposits. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, money market funds, credit unions, and other financial institutions, including a number that are substantially larger than us. The bank competes for loans and deposits by offering competitive interest rates and by seeking to provide a higher level of personalized service than is generally offered by larger competitors. Regulatory restrictions on interstate bank branching and acquisitions and on the provision of certain financial services, such as securities underwriting and insurance, have been reduced or eliminated. The availability of online and mobile banking services continues to expand. Changes in laws and regulations governing the financial services industry cannot be predicted; however, past legislation has served to intensify the competitive environment. Many of the major commercial banks operating in the Bank's market areas offer certain services, such as trust and wealth management services, which the Bank does not offer directly. In addition, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.

The primary market area at December 31, 2021 was located in Fresno, Madera, Santa Clara, and Kern Counties, California, in which 58 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2021, which is the most current information available.

	Rank	Share
Fresno County	9th	4.35%
Madera County	7th	6.76%
Kern County	15th	0.74%
Santa Clara County	43rd	0.01%
Total of Fresno, Madera, Kern, and Santa Clara Counties	18th	0.37%

Supervision and Regulation

Banking is a complex, highly regulated industry. Federal and state laws and the regulations of the federal and state bank regulatory agencies govern most aspects of a bank’s business, including capital adequacy ratios, reserves against deposits, limitations on the nature and amount of loans which may be made, the location of branch offices, borrowings, and dividends. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

•the Federal Deposit Insurance Corporation, or FDIC;
•the California Department of Financial Protection and Innovation, or DFPI (formerly known as the Department of Business Oversight); and
•the Federal Reserve Board, or FRB.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”),which was enacted in 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The numerous rules and regulations being promulgated pursuant to the Dodd-Frank Act are impacting banks’ operations and compliance costs. Provisions of the Dodd-Frank Act include: revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in deposit insurance coverage to $250,000; reduced interchange fees on debit card transactions; interest payments on business checking accounts; the removal of barriers to interstate branching; and required disclosure and shareholder advisory votes on executive compensation. Other provisions of the Dodd-Frank Act include:

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
•Deposit Insurance. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.
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
•Final Volcker Rule. In December 2013, the federal bank regulatory agencies adopted final rules that implemented a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule." The final rules were amended in August 2019. Under these rules and subject to certain exceptions, banking entities, including the Bank, are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds." Banks that do not have significant trading activities, such as the Bank, will be assumed to operate under a presumption of compliance.

The Dodd-Frank Act also resulted in the creation of a new systemic risk oversight body, the Financial Stability Oversight Council (the “FSOC”) to oversee and coordinate the efforts of the primary U.S financial regulatory agencies in establishing regulations to address financial stability matters.

The Dodd-Frank Act was enacted under the administration of former President Barack Obama and many of the rules and regulations implementing the provisions of the Dodd-Frank Act were enacted during that administration. The subsequent administration under President Donald Trump sought to roll-back key pieces of the Dodd-Frank Act in an effort to loosen regulatory restrictions on financial institutions including, but not limited to, easing the “Volker Rule,”

stress tests, and other constraints on financial institutions. The Biden administration has expressed a commitment to reemphasize restrictions on financial institutions which were loosened during the previous administration. The Company cannot predict which provisions of the Dodd-Frank Act will be repealed, put in to effect, delayed, or enforced and, therefore, cannot predict the effect, if any, that the Dodd-Frank Act and regulations promulgated thereunder or actions initiated by the Biden administration will have on its future results of operations and financial condition.

The Holding Company

    General

The Holding Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, and regulated and examined by, the Board of Governors of the Federal Reserve System, or FRB. The Holding Company is subject to regulation by the Securities and Exchange Commission ("SEC") and to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, as the Holding Company lists its common stock on Nasdaq, it is subject to the listing standards and rules of Nasdaq.

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

    Transactions with Affiliates and Insiders

The Holding Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act, and the FRB's Regulation W. Under Sections 23A and 23B and Regulation W, loans by the Bank to affiliates, investments by them in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower is limited to 10% of the Bank's capital, in the case of any one affiliate, and is limited to 20% of the Bank's capital, in the case of all affiliates. In addition, transactions between the Bank and any affiliates must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliates. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and a bank subsidiary’s other affiliates from borrowing from the bank subsidiary unless the loans are secured by marketable collateral of designated amounts.
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

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the GLBA, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

    Securities Registration and Listing

The Company's common stock is registered with the SEC under the Exchange Act and, as a result, is subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act, both administered by the SEC. The Company is required to file annual, quarterly and other current reports with the SEC. The SEC maintains an Internet site, http://www.sec.gov, where SEC filings may be accessed. The SEC filings are also available on the Bank's website at http://investors.unitedsecuritybank.com/Docs.

The Company's common stock is listed on Nasdaq and trades under the symbol “UBFO.” The Company is subject to Nasdaq standards for listed companies. Nasdaq has adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

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

Effective January 1, 2020, pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, the Federal regulatory agencies adopted simplified capital requirements for certain qualifying “community” banking organizations. Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, are eligible to opt into the community bank leverage ratio framework. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the applicable risk-based and leverage capital requirements in the agencies’ capital rules and are considered to have met the “well capitalized” ratio requirements. Institutions that cease meeting the qualifying criteria have two calendar quarters within which to re-qualify, so long as the institution maintains a leverage ratio of greater than 8 percent during the grace period.

The Company and the Bank met the criteria and adopted the community bank leverage ratio framework in the third quarter of 2020.

As of December 31, 2021, the Company and the Bank were "well capitalized" under the applicable standards. The actual capitalization ratios for the Bank and the Company as of December 31, 2021 are set forth under FN 25 - Regulatory Matters.

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

Brokered Deposit Restrictions

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the rate paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2021, the Bank was deemed to be “well-capitalized” and, therefore, eligible to accept brokered deposits.

Limitations on Dividend Payments

California law restricts the amount available for cash dividends the Bank may pay to the Holding Company. Under California law, funds available for cash dividend payments by a bank are restricted to the lesser of: (1) retained earnings; or (2) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). Cash dividends may also be paid out of the greater of: (i) net income for a bank’s last preceding fiscal year; (ii) a bank’s retained earnings; or (iii) net income for a bank’s current fiscal year, upon the prior approval of the DFPI. If the DFPI finds that the stockholders’ equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the DFPI may order the bank not to pay any dividends.

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

The Federal Deposit Insurance Act required the FDIC to maintain a reserve ratio of the FDIC’s deposit insurance fund at not less than 1.35% of insured deposits and to adopt a restoration plan to achieve the statutory minimum within 8 years if the ratio falls below 1.35%. During 2020 the reserve ratio fell below 1.35% to 1.30% due to extraordinary growth in insured deposits and, accordingly, in September 2020, the FDIC adopted a restoration plan providing for FDIC monitoring deposit balance trends, potential losses, and other factors that affect the reserve ratio, while maintaining the current schedule of assessment rates for all insured institutions. Under the restoration plan, the FDIC is to provide updates at least semi-annually. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. Assessments are based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.

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

The FHLB – SF capital stock is redeemable on five years' written notice, subject to certain conditions. At December 31, 2021 the Bank owned 28,941 shares of the FHLB-SF capital stock.

Federal Reserve Bank

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2021, the Bank was in compliance with these requirements.

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

The CFPB has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB has broad supervisory, examination, and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. State regulation of financial products and potential enforcement actions could also adversely affect business, financial condition, or results of operations. For example, on November 29, 2021 the DFPI proposed rules under the California Consumer Financial Protection Law to allow the DFPI to require businesses that provide financial products such as debt settlement, student debt relief, education financing, and wage-based advances to register with the DFPI and provide records to facilitate the oversight of the registrants in their interaction with consumers in California. The DFPI's expanding its authority to have an increased emphasis on consumer protection that may be viewed as an effort to create a state-run equivalent of the CFPB.

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

The Bank regularly evaluates and continues to enhance the systems and procedures to continue to comply with the PATRIOT Act and other anti‑money laundering initiatives. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, strategic, and reputational consequences for the institution and result in material fines and sanctions.

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

Many of the provisions of the AML Act deal with the operations of the federal agencies primarily responsible for addressing terrorism financing and the safeguarding of the national security of the United States, such as the U.S. Treasury and its Financial Crimes Enforcement Network (“FinCEN”), including the requirement for FinCEN to engage anti-money laundering (“AML”) and terrorist financing investigations experts and the requirement to facilitate information sharing with other federal and state and even foreign law enforcement agencies. On June 30, 2021, FinCEN issued the first government-wide priorities for anti-money laundering and countering the financing of terrorism to encourage banks to incorporate the priorities into their risk-based BSA compliance programs. The priorities identified were: (i) corruption; (ii) cybercrime and cyber security; (iii) terrorist financing; (iv) fraud; (v) transnational crime organizations; (vi) drug trafficking; (vii) human trafficking; and (viii) proliferation financing through support networks.

The AML Act also expands the reach of federal AML laws by extending their applicability to a broader range of industries, such as entities involved in futures, precious metals, precious stones and jewels, antiquities, and cryptocurrency. On September 24, 2021, FinCEN issued proposed rules to include a person engaged in the trade of antiquities under the definition of “financial institution” subjecting such person to regulations prescribed by the Secretary of the Treasury.

The AML Act aims to balance the burdens imposed by reporting on financial institutions and the benefits derived by Federal law enforcement agencies. The AML Act requires a review of currency transaction and suspicious activity reports submitted by financial institutions to determine to what extent the reporting can be streamlined and made more useful. Included is the obligation to review the dollar thresholds for reporting currency transactions and to establish automated processes for filing simple, non-complex categories of reports. It calls for greater integration between financial institution systems and the electronic filing system to allow for automatic population of report fields and the submission of transaction data.

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

A beneficial owner is any individual who directly, or indirectly exercises substantial control over an entity or owns or controls 25% or more of the ownership interest of an entity. The reporting company will be required to provide FinCEN with the legal name, date of birth, current resident or business address, and an acceptable identification number of the beneficial owner. In December 2021, FinCEN issued proposed rules to implement the beneficial ownership information reporting addressing who, when, and what will be required to be reported.
Under the CTA, the Treasury is to minimize the burden on reporting companies and ensure the information deposited in the database is maintained in the strictest confidence and made available for inspection or disclosure by FinCEN only for the purposes set forth in the AML Act and only to: (i) federal agencies engaged in national security, intelligence or law enforcement; (ii) state, local or Tribal law enforcement agencies, subject to authorization by a court of competent jurisdiction; (iii) financial institutions subject to customer due diligence requirements with the consent of the reporting company; (iv) requests by a federal or other appropriate regulatory agency; (v) certain Treasury officials for tax administration purposes; and (vi) authorized federal agencies on behalf of a properly recognized foreign authority. On January 25, 2022, FinCEN issued proposed regulations for a pilot program to permit financial institutions to share suspicious activity information with their foreign branches, subsidiaries and affiliates to combat illicit finance risks under the AML Act.

The foregoing is only a summary of selected provisions of the AML Act. Given that regulations implementing the new AML Act are being proposed but have not yet been adopted or implemented, the Company cannot determine at this time the effect, if any, the AML Act will have on the Company’s future results of operations or financial condition.

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

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) generally requires the Bank to identify the communities it serves and to make loans and investments, offer products, make donations in, and provide services designed to meet the credit needs of these communities. The CRA also requires the Bank to maintain comprehensive records of its CRA activities to demonstrate how we are meeting the credit needs of the Bank's communities. These documents are subject to periodic examination by the FRB. During these examinations, the FRB rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the FRB to take into account the record of a bank in meeting the credit needs of all of the communities served, including low‑ and moderate‑income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Satisfactory” as of its most recent examination. In the case of a bank holding company, such as the Company, when applying to acquire a bank, savings association, or a bank holding company, the FRB will assess the CRA record of each depository institution of the applicant bank holding company in considering the application.

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

Human Capital

The Company employed 119 full-time equivalent staff as of December 31, 2021. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

The Company’s ability to attract, retain, and develop employees is a key to its success. We provide competitive pay that is consistent with the employee's position and experience. Annual increases in compensation are based on merit, which is documented throughout internal systems and communicated at the time of review and upon promotion or transfer. Certain employees participate in the Company's performance-based incentive programs, which may include additional bonus and incentive compensation and equity-based awards. Certain benefits are subject to eligibility, vesting, and performance requirements. Employee performance is measured formally at least annually.

Our employees' health, wellness, and safety are a priority to the Company. Employees receive a comprehensive benefits package that includes paid time off, sick time, company contributions of 100% up to 4% of salary contributions to a qualified retirement plan, and other health and wellness benefits including participation in Company paid or subsidized medical, dental, term-life, accidental death and dismemberment (AD&D), long-term disability, and employee assistance programs.

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

Item 1B - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2021.

Item 2 - Properties

The Bank’s main bank branch is located at 2151 West Shaw Avenue, Fresno, California. The Company owns the building and leases the land under a sublease dated December 1, 1986, between Central Bank and USB. The current sublessor under the master ground lease is Bank of the West, which acquired the position through the purchase of Central Bank. The lessor under the ground lease (Master Lease) is Thomas F. Hinds. A lease extension was executed for an additional 5- year term starting January 1, 2021, as the most recently renewed lease agreement expired December 31, 2020. The Company holds additional options to extend the term for two (2) more periods of five (5) years under the same terms and conditions.

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

The Company leases the Campbell bank branch located at 1875 S. Bascom Ave., Suite 119, Campbell, California, which has approximately 1,470 square feet. The original lease commenced on January 1, 2011 and expired on December 31, 2020. In July 2021 terms were negotiated on a modified and fully renovated space and a new 5-year lease was signed which is set to expire in June 2026. From December 2020 to July 2021 the Company and lessor were operating under a month-to-month arrangement under the terms of the previous lease agreement.

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

Item 4 - Mine Safety Disclosures

Not applicable

PART II

Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

The common stock trades on The Nasdaq Global Select Market and is traded under the symbol UBFO. At December 31, 2021, there were approximately 549 record holders of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The following table sets forth the high and low closing sales prices by quarter for the common stock, for the years ended December 31, 2021 and 2020.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2021	$8.21	$7.75	981,342
3rd Quarter 2021	$8.25	$7.77	1,754,001
2nd Quarter 2021	$8.56	$7.70	5,946,233
1st Quarter 2021	$8.85	$6.76	2,631,103
4th Quarter 2020	$7.75	$5.89	1,595,565
3rd Quarter 2020	$7.13	$5.74	1,679,943
2nd Quarter 2020	$7.68	$5.07	1,971,912
1st Quarter 2020	$10.58	$5.20	1,495,926

Dividends

The Company's shareholders are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefore. Dividends paid to shareholders are subject to restrictions set forth in the California General Corporation Law, which provides that a California corporation may make a distribution, including paying dividends on its capital stock, from retained earnings to the extent that the retained earnings exceed (a) the amount of the proposed distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. Alternatively, a California corporation may make a distribution, if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. As a bank holding company without significant assets other than its equity position in the Bank, the ability to pay dividends to shareholders depends primarily upon dividends received from the Bank. Such dividends paid by the Bank to our Holding Company are subject to certain limitations. See “Management’s Discussion and Analysis of Financial and Results of Operations - Regulatory Matters.”

Cash dividends issued 2021 and 2020:

2021			2020
Date Declared	Date Paid	Dividend Amount	Date Declared	Date Paid	Dividend Amount
March 23, 2021	April 16, 2021	$0.11	March 24, 2020	April 15, 2020	$0.11
June 22, 2021	July 16, 2021	$0.11	June 23, 2020	July 15, 2020	$0.11
September 28, 2021	October 25, 2021	$0.11	September 22, 2020	October 16, 2020	$0.11
December 14, 2021	January 18, 2022	$0.11	December 15, 2020	January 19, 2021	$0.11

The amount and payment of dividends to our shareholders are set by the Board of Directors with numerous factors being taken into consideration including but not limited to earnings, financial condition, and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	94,601	(1)	$7.87	515,494
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	94,601		$7.87	515,494
(1) Under the United Security Bancshares 2015 Equity Incentive Award Plan (the "2015 Plan"), we are authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). At December 31, 2021, there were 27,949 shares of restricted stock issued and outstanding.

A complete description of the above plans is included in Note 12 of the Financial Statements, within Item 8 of this Report, and is hereby incorporated by reference.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by Affiliates and Associated Purchasers

On April 25, 2017, the Company’s Board of Directors approved the repurchase of up to $3 million of the outstanding common stock of the Company. The duration of the program is open-ended and the timing of purchases will depend on market conditions. The Company did not repurchase any common shares under the stock repurchase plan during the years ended December 31, 2021 and 2020.

Item 6 - [Reserved]

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this report.

Overview

The Company

United Security Bancshares, a California corporation, is a bank holding company registered under the BHCA with corporate headquarters located in Fresno, California. The principal business of United Security Bancshares is to serve as the holding company for its wholly-owned subsidiary, United Security Bank. References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiary, York Monterey Properties, Inc. References to the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company” refer to United Security Bancshares, the parent company, on a stand-alone basis. The Bank currently has twelve banking branches, which provide banking services in Fresno, Madera, Kern, and Santa Clara counties in the state of California. In addition to full-service branches, the Bank has several stand-alone ATM and ITM machines within its geographic footprint.

Executive Summary

During 2021, the Company executed a multi-phase strategy to deploy excess liquidity in a challenging interest rate environment with weak loan demand.

2021 Financial Summary and 2020 Comparison
▪Total assets increased 21.8% to $1.3 billion, compared to $1.1 billion at December 31, 2020.
▪Total loans, net of unearned fees, increased 33.2% to $871.5 million, compared to $654.3 million at December 31, 2020.
▪Total investments increased 111.9%, or $96.5 million, to $182.6 million, compared to $86.2 million at December 31, 2020.
▪Total deposits increased 24.7% to $1.2 billion, compared to $952.7 million at December 31, 2020.
▪Net interest income before the provision for credit losses increased 10.45% to $35.7 million for the year ended December 31, 2021, compared to $32.3 million for the year ended December 31, 2020.
▪Book value per share increased to $7.06, compared to $6.93 at December 31, 2020.
▪Net charge-offs totaled $1.3 million, compared to net charge-offs of $2.2 million for the year ended December 31, 2020.
▪Capital position remains well-capitalized with a 9.79% Tier 1 Leverage Ratio compared to 11.37% as of December 31, 2020.
▪Return on average assets ("ROAA") was 0.82%, compared to 0.86% for the year ended December 31, 2020.
▪Return on average equity ("ROAE") was 8.47%, compared to 7.55% for the year ended December 31, 2020.

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

The Company's earnings are impacted by monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The FOMC has indicated that due to rising inflation it expects to raise interest rates in the near term. While the expectation is that the FRB will raise short-term interest rates in 2022, it is unknown what effects the current international instability will have on inflation and the FRB's monetary policies.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance.

COVID-19

The COVID-19 pandemic has impacted the local economy in the Central Valley. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates have increased in our local market area. As of December 2021, the unemployment rate in Fresno County was 7.0%, a decrease from 10.4% as of December 31, 2020. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package, and the Consolidated Appropriations Act, 2021 was signed into law at the end of December 2020 as a $900 billion legislative package. The goal of the CARES Act and Consolidated Appropriations Act, were to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts may have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

Financial position and results of operations

Pertaining to the Company's December 31, 2021 financial condition and results of operations, COVID-19 has had an impact on the allowance for credit losses. While the Company has not yet experienced any charge-offs related to COVID-19, its allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from a significant increase in unemployment. Although economic scenarios improved since the pandemic was declared in March 2020, the credit risk in the loan portfolio remains heightened resulting in the need for an additional reserve for credit loss. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit loss and record additional provision expense.

Capital and liquidity

As of December 31, 2021, the Company and Bank's capital ratios were in excess of all regulatory requirements. The Company's management team believes that while the Company and Bank have sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt. If the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt.

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

Processes, controls and business continuity plan

The Company maintains a Business Continuity Plan to prepare, and respond to unforeseen circumstances, such as, natural disasters and pandemics. Upon the COVID-19 pandemic declaration, the Company invoked its Business Continuity Plan. Shortly after invoking the plan, the Company implemented protocols for team member safety, provided timely communication to team members and customers, established remote work capabilities to isolate certain personnel essential to critical business continuity operations, and initiated strategies for monitoring and responding to local COVID-19 impacts. Due to the nature of their functions, many team members continue to operate from physical Company locations, while effectively employing social distancing standards. The Company's Management Team continues to meet regularly to anticipate and respond to any future COVID-19 interruptions or developments. As of December 31, 2021, the Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures it has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company executed a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. During 2020, the Company had executed 23 payment deferrals or modifications on outstanding loan balances of $69,814,000 in connection with the COVID-19 relief provided by the CARES Act and interagency guidance issued in March 2020. The Company has not recognized any losses on the loan modifications and as of December 31, 2021, there were no modifications outstanding.

The Company participated in the first and second draw of the Paycheck Protection Program ("PPP"), administered by the SBA. The first PPP draw ended on August 8, 2020, the second draw and PPP program ended May 31, 2021. PPP loans earn interest at 1% and have either a two or five year term. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2021, there were 15 SBA PPP loans outstanding, representing $1,731,000 in funding and $57,000 in unearned fees.

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

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. The Company may see a short-term slowdown in new loan originations. There remain shortages in raw materials, manufactured products and labor across many industries resulting in rising prices, which may disrupt business operations and negatively impact financial performance and operating results for the Company's borrowers. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance heading into 2022 and beyond.

Results of Operations
The following table sets forth selected historical consolidated financial information for each of the years in the three‑year period ended December 31, 2021. The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements as of December 31, 2021 and 2020, and the related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
(in thousands except per share data and ratios)	2021	2020	2019
Summary of Year-to-Date Earnings:
Interest income	$37,730	$34,567	$41,282
Interest expense	2,079	2,290	3,888
Net interest income	35,651	32,277	37,394
Provision for credit losses	2,107	2,769	20
Net interest income after provision for credit losses	33,544	29,508	37,374
Noninterest income	3,385	5,174	5,754
Noninterest expense	23,615	22,270	21,859
Income before taxes on income	13,314	12,412	21,269
Taxes on income	3,216	3,451	6,097
Net income	$10,098	$8,961	$15,172

Per Share Data:
Net income - Basic	$0.59	$0.53	$0.90
Net income - Diluted	$0.59	$0.53	$0.89
Average shares outstanding - Basic	17,011,379	16,976,704	16,951,955
Average shares outstanding - Diluted	17,030,874	16,998,584	16,984,796
Book value per share	$7.06	$6.93	$6.83

Financial Position at Period-end:
Total assets	$1,330,944	$1,092,654	$956,919
Total net loans and leases	862,200	645,825	588,646
Total deposits	1,188,106	952,651	818,362
Total shareholders' equity	120,207	117,807	115,988

Selected Financial Ratios:
Return on average assets	0.82%	0.86%	1.58%
Return on average equity	8.47%	7.55%	13.30%
Average equity to average assets	9.69%	11.45%	11.89%
Net interest margin (1)	3.16%	3.34%	4.22%
Allowance for credit losses as a percentage of total nonperforming assets	56.06%	48.56%	37.26%
Net charge-offs to net loans	0.15%	0.33%	0.08%
Allowance of credit losses as a percentage of period-end loans	1.07%	1.30%	1.33%
Dividend payout ratio	74.16%	83.34%	49.16%
(1)Fully taxable equivalent

Net income for the year ended December 31, 2021 was $10.1 million or $0.59 per basic share ($0.59 diluted) compared to $9.0 million or $0.53 per basic share ($0.53 diluted) for year ended December 31, 2020. The increase of $1.1 million between December 31, 2020 and December 31, 2021 is primarily the result of increases in net interest income, offset by a loss on the fair value of a financial liability. Interest income increased by $3.2 million, or 9.2%, between December 31, 2020 and December 31, 2021. Taxes on income decreased by $235,000, or 6.8%.

Return on average assets was 0.82% for the year ended December 31, 2021 compared to 0.86% for the year ended December 31, 2020. Return on average equity was 8.47% for the year ended December 31, 2021 compared to 7.55% for the year ended December 31, 2020.

The decline in the return on average assets experienced by the Company during 2021 and 2020 were the result of large increases in assets during the second half of the year resulting from loan and security purchases. Increases in the return on average equity were the result of growth in net income outpacing growth in shareholder's equity. Lower equity growth rate is attributed to a higher dividend payout ratio. A high dividend payout ratio results slower growth in retained earnings, which is a component of shareholders' equity.

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

Net interest income before provision for credit losses was $35.7 million for the year ended December 31, 2021, representing an increase of $3.4 million, or 10.5%, compared to net interest income before provision for credit losses of $32.3 million for the year ended December 31, 2020. As market rates remained low in the current year, even a disciplined deposit pricing effort saw the net interest margin, as shown in Table 1 below, decrease to 3.16% for the year ended December 31, 2021. The net interest margin was 3.41% for the year ended December 31, 2020.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
The following table summarizes the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis for the years indicated:

		2021			2020
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans and leases (1)	$779,062	$35,154	4.51%	$639,815	$32,404	5.06%
Investment Securities – taxable	150,748	2,337	1.55%	90,685	1,433	1.58%
Interest-bearing deposits in FRB	199,610	239	0.12%	217,273	730	0.34%
Total interest-earning assets	1,129,420	$37,730	3.34%	947,773	$34,567	3.65%
Allowance for credit losses	(8,866)			(8,661)
Noninterest-earning assets:
Cash and due from banks	44,269			30,300
Premises and equipment, net	9,043			9,385
Accrued interest receivable	7,755			8,389
Other real estate owned	4,847			5,815
Other assets	47,002			43,968
Total average assets	$1,233,470			$1,036,969
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$157,014	$226	0.14%	$126,115	$173	0.14%
Money market accounts	319,858	1,152	0.36%	258,196	1,145	0.44%
Savings accounts	106,979	118	0.11%	88,562	108	0.12%
Time deposits	65,386	403	0.62%	62,945	588	0.93%
Junior subordinated debentures	11,089	180	1.62%	9,746	276	2.83%
Total interest-bearing liabilities	660,326	$2,079	0.31%	545,564	$2,290	0.42%
Noninterest-bearing liabilities:
Noninterest-bearing checking	443,639			363,004
Accrued interest payable	106			110
Other liabilities	9,908			9,564
Total average liabilities	1,113,979			918,242

Total average shareholders' equity	119,491			118,727
Total average liabilities and shareholders' equity	$1,233,470			$1,036,969
Interest income as a percentage of average earning assets			3.34%			3.65%
Interest expense as a percentage of average earning assets			0.18%			0.24%
Net interest margin			3.16%			3.41%
(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,681 for the year ended December 31, 2021 and loan fees of approximately $1,226 for the year ended December 31, 2020.

For the years ended 2021 and 2020 the prime rate remained at 3.25%. Future increases or decreases will affect rates for both interest income and expense and the resultant net interest margin.

Both net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years ended December 31, indicated.

Table 2.  Rate and Volume Analysis

	2021 compared to 2020
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$2,750	$(3,790)	6,540
Investment securities	904	(28)	932
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	(491)	(474)	(17)
Total interest income	3,163	(4,292)	7,455
Increase (decrease) in interest expense:
Interest-bearing demand accounts	60	(227)	287
Savings accounts	10	(11)	21
Time deposits	(185)	(207)	22
Subordinated debentures	(96)	(130)	34
Total interest expense	(211)	(575)	364
Increase in net interest income	$3,374	$(3,717)	7,091

The net interest margin decreased in 2021 due to decreases in loan portfolio yields, yields on overnight investments with the Federal Reserve Bank ("FRB"), and investment securities yields, offset by decreases in interest expense. The decreases in yields are a result of repricing of variable-rate loans, floating-rate investment securities, and interest-bearing deposits in FRB to lower rates. Interest-bearing deposits in FRB are the Company's lowest-yielding interest-earning asset. The yield on the loan portfolio was 4.5% for the year ended December 31, 2021, as compared to 5.1% for the year ended December 31, 2020.  For the year ended December 31, 2021, total interest income increased approximately $3.2 million, or 9.2%, as compared to the year ended December 31, 2020, reflective of increases of $2.8 million in loan interest income and $904,000 in investment income. Average interest-earning assets increased approximately $181.6 million between 2021 and 2020 and the rate on interest-earning assets decreased 31 basis points during the two periods. The increase in average earning assets between 2021 and 2020 was the result of an increase of $139.2 million in loans and an increase of $60.1 million in investment securities, offset by a decrease of $17.7 million in interest-bearing deposits held with the FRB.

For the year ended December 31, 2021, total interest expense decreased approximately $211,000, or 9.2%, as compared to the year ended December 31, 2020. Between the two periods, average interest-bearing liabilities increased by $114.8 million, and the average rates paid on these liabilities decreased by 11 basis points. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at December 31, 2021 or 2020.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/21	YTD Average 12/31/20
Loans	68.99%	67.51%
Investment securities available for sale	13.35%	9.57%
Interest-bearing deposits in FRB	17.66%	22.92%
Total earning assets	100.00%	100.00%

NOW accounts	23.77%	23.12%
Money market accounts	48.44%	47.32%
Savings accounts	16.20%	16.23%
Time deposits	9.90%	11.54%
Subordinated debentures	1.69%	1.79%
Total interest-bearing liabilities	100.00%	100.00%

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

For the year ended December 31, 2021, a $2.1 million provision was made to the allowance for credit losses. A provision totaling $2.8 million was made for the year ended December 31, 2020.

The allowance for credit losses decreased to 1.07% of total loans during the year ended December 31, 2021, as compared to 1.30% at December 31, 2020. The provision of $2.8 million recorded in 2020, and the provision of $2.1 million recorded during 2021, are a result of charge-offs recognized within the student loan portfolio and adjustment in qualitative factors related to the economic uncertainties caused by COVID-19. For further discussion, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality and Allowance for Credit Losses.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

(In thousands)	2021	% of Total	2020	% of Total
Customer service fees	$2,793	82.51%	$2,663	51.47%
Increase in cash surrender value of bank-owned life insurance	555	16.40%	504	9.74%
(Loss) gain on fair value of marketable equity securities	(106)	(3.13)%	74	1.43%
Gain on proceeds from bank-owned life insurance	—	—%	310	5.99
(Loss) gain on fair value of junior subordinated debentures	(660)	(19.50)%	970	18.75%
Gain on sale of assets	8	0.23%	—	—%
Other	795	23.49%	653	12.62%
Total	$3,385	100.00%	$5,174	100.00%

Noninterest income consists primarily of fees and commissions earned on services provided to banking customers, fair value adjustments to the value of the junior subordinated debentures, and, to a lesser extent, gains on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2021 decreased $1.8 million, or 34.6%, when compared to the same period of 2020. Customer service fees, the primary component of noninterest income, increased $130,000, or 4.9%, between the two periods presented. The decrease in noninterest income of $1.8 million between the two periods is primarily the result of changes in the fair value of junior subordinated debentures. A loss of $660,000 was recorded during the year ended 2021 as compared to a gain of $970,000 recorded during the year ended 2020. The change in the fair value of junior subordinated debentures was primarily caused by fluctuations in the LIBOR yield curve.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2021 and 2020:

	2021		2020
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$11,713	1.04%	$10,825	1.14%
Occupancy expense	3,537	0.31%	3,475	0.37%
Data processing	565	0.05%	493	0.05%
Professional fees	3,572	0.32%	3,327	0.35%
Regulatory assessments	743	0.07%	459	0.05%
Director fees	385	0.03%	376	0.04%
Correspondent bank service charges	88	0.01%	71	0.01%
Net cost on operation and sale of OREO	256	0.02%	972	0.10%
Other	2,756	0.24%	2,272	0.24%
Total	$23,615	2.09%	$22,270	2.35%

Noninterest expense increased $1.3 million, or 6.0%, between the years ended December 31, 2021 and 2020. The net increase in noninterest expense between the comparative periods is primarily the result of increases in salaries and employee benefits, regulatory assessments, and professional fees, partially offset by declines in the net cost on operation of OREO. The net cost on operation of OREO in 2020 included a $727,000 write-down on one property and a $113,000 loss on the sale of another property. The increase in regulatory assessments was due to an increase in the FDIC assessment rate. The increase in professional fees for the year ended December 31, 2021 is attributed to increases in legal fees and consulting expense. Included in net costs on operations of OREO for the years ended December 31, 2021 and 2020 are OREO operating expenses totaling $255,000 and $133,000, respectively.

During the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense of $238,000 ($0.02 per share basic and diluted) and $425,000 ($0.02 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits.

Income Taxes

Income tax expense is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the statements of operations and comprehensive income. As pretax income or loss amounts become smaller, the impact of these differences become more significant and are reflected as variances in the effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the statements of operations and comprehensive income. The effective tax rate for the year ended December 31, 2021 was 24.2% compared to 27.8% for the year ended December 31, 2020.

Financial Condition

Total assets increased by $238.3 million, or 21.8%, from $1.1 billion at December 31, 2020 to $1.3 billion at December 31, 2021. During the year ended December 31, 2021, net loans increased by $216.4 million and investment securities increased by $96.5 million. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased a net $76.4 million. Total deposits of $1.2 billion at December 31, 2021, increased $235.5 million, or 24.7%, from $952.7 million at December 31, 2020.

Interest-earning assets averaged approximately $1.1 billion during the year ended December 31, 2021, as compared to $947.8 million for the year ended December 31, 2020. Average interest-bearing liabilities increased to $660.3 million for the year ended December 31, 2021, as compared to $545.6 million for the year ended December 31, 2020.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest component of earning assets. Loans totaled $869.3 million at December 31, 2021, an increase of $213.9 million, or 32.6%, from total loans of $655.4 million at December 31, 2020. During 2021, average loans increased 21.8% when compared to the year ended December 31, 2020. Average loans totaled $779.1 million and $639.8 million for the years ended December 31, 2021 and 2020, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2021		2020
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and industrial	$45,504	5.2%	$47,514	7.2%
Real estate mortgage	558,056	64.2%	320,294	48.9%
RE construction & development	154,270	17.7%	175,016	26.7%
Agricultural	60,239	6.9%	51,079	7.8%
Installment and student loans	51,245	5.9%	61,508	9.4%
Total loans	$869,314	100.0%	$655,411	100.0%

Loan volume continues to be highest in what has historically been the primary lending emphasis: real estate mortgage, and construction lending. Total loans increased $213.9 million during 2021. There were increases of $237.8 million, or 74.2%, in real estate mortgage loans and $9.2 million, or 17.9%, in agriculture loans. There were decreases of $20.7 million, or 11.9%, in real estate construction and development loans, $10.3 million, or 16.7%, in installment loans, and $2.0 million, or 4.2% in commercial and industrial loans. The Bank is subject to internal limits of 115% of capital on the real estate construction and development portfolio and 330% of capital for the non-owner occupied commercial real estate portfolio, which also includes construction and development loans. At December 31, 2021, the real estate construction and development portfolio totaled 100% of capital and non-owner occupied commercial real estate totaled 299% of capital. The current limits may affect the ability of the Bank to significantly grow these segments of the loan portfolio. The Bank is not approaching internal or regulatory concentration limits in other loan segments.

The real estate mortgage loan portfolio, totaling $558.1 million at December 31, 2021, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 38.1% and 43.2%, of the total loan portfolio at December 31, 2021 and December 31, 2020, respectively. Commercial real estate balances increased to $331.1 million at December 31, 2021 from $283.0 million at December 31, 2020. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly secured by commercial income and multi-family residential properties. Residential mortgage loans are generally 30-year amortizing loans with an average life of six to eight years. These loans totaled $226.9 million or 26.1% of the portfolio at December 31, 2021, and $37.2 million, or 5.7% of the portfolio at December 31, 2020. Real estate mortgage loans in total increased $237.8 million during 2021. Residential mortgage loans are not generally a large part of the loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. The Company does purchase residential mortgage portfolios and purchased $201.0 million in 2021 and entered into a firm commitment to purchase $15.8 million in 2022. The home equity loan portfolio totaled $80,000 at December 31, 2021, and $107,000 at December 31, 2020. Real estate construction and development loans, representing 17.7% and 26.7% of total loans at December 31, 2021 and December 31, 2020, respectively, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Purchased loan participations totaled $9.6 million at December 31, 2021. There were $9.7 million purchased loan participations held at December 31, 2020. Loan participations sold increased from $12.9 million, or 2.0%, of the portfolio at December 31, 2020, to $14.4 million, or 1.7%, at December 31, 2021.

At December 31, 2021, approximately 76.3% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, are primarily short-term, floating rate loans for crop financing.

Included within the installment loan portfolio are $48.5 million in student loans as of December 31, 2021, as compared to $57.4 million at December 31, 2020, a decrease of $8.9 million. The student loan portfolio consists of unsecured loans to medical and pharmacy students currently enrolled in medical and pharmacy schools in the US and the Caribbean.  The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $7.5 million at December 31, 2021. Accrued interest on loans that have not entered repayment status totaled $3.9 million at December 31, 2021. At December 31, 2021, there were 901 loans within repayment, deferment, and forbearance which represented $23.8 million, $9.0 million, and $8.2 million in outstanding balances, respectively. No new student loans were originated during the years ended December 31, 2021 and 2020.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines repayment terms can vary per borrower, however repayment occurs on average within 10 to 20 years. Underwriting is premised on qualifying credit scores. Currently the weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of December 31, 2021 was approximately $80,577. Loan interest rates range from 2.6% to 7.6%.

At December 31, 2021, $23.8 million in loans were in repayment compared to $28.9 million as of December 31, 2020. Accrued interest on student loans was $4,638,000 and $4,974,000 as of December 31, 2021 and 2020, respectively. At December 31, 2021, the reserve against the student loan portfolio totaled $2,647,000. Additionally, during the year ended December 31, 2021, $122,000 in accrued interest receivable was reversed, due to charge-offs of $1,439,000. At December 31, 2020, the reserve totaled $2,546,000 and $125,000 in accrued interest was reversed due to charge-offs of $1,947,000. There were no TDRs within the portfolio as of December 31, 2021 or 2020.

The following table sets forth the Bank's student loan portfolio with activity from December 31, 2020 and December 31, 2021:

(In thousands)
Student Loan Portfolio Balance as of December 31, 2019	$65,800
Disbursements	38
Capitalized Interest	3,936
Payments Received	(10,442)
Loans Charged-off	(1,947)
Student Loan Portfolio Balance as of December 31, 2020	57,385
Disbursements	—
Capitalized Interest	2,375
Payments Received	(9,865)
Loans Charged-off	(1,439)
Student Loan Portfolio Balance as of December 31, 2021	$48,456

Student Loan Finance Corporation (ZuntaFi) is the third-party servicer for the student loan portfolio. ZuntaFi provides servicing for the student loan portfolio, including application administration, processing, approval, documenting, funding, and collection of current and charged off balances. They also provide file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi provides complete program management. ZuntaFi is paid a monthly servicing fee based on the principal balance outstanding. This servicing fee is presented as part of professional fees within noninterest expense.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2021. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Commercial and agricultural	$37,752	$55,507	$12,484	$—	$105,743
Real estate construction & development	117,826	30,412	6,032	—	154,270
Real estate – mortgage	27,714	142,194	159,188	228,960	558,056
All other loans	1,036	1,739	6,628	41,842	51,245
Total loans	$184,328	$229,852	$184,332	$270,802	$869,314

For the years ended December 31, 2021 and 2020, the average yield on loans was 4.5% and 5.1%, respectively.  Rate floors are occasionally used to mitigate interest rate risk if interest rates fall, as well as to compensate for additional credit risk under current market conditions. The loan portfolio is generally comprised of short-term or floating-rate loans that adjust in alignment to changes in market rates of interest.

At December 31, 2021 and 2020, approximately 46.5% and 60.8%, respectively, of the loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating-rate loans at December 31, 2021. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

	Due in one	Due after one Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$33,521	$150,317	$278,905	$462,743
Floating rate loans	139,368	79,535	176,230	395,133
Total accruing loans	172,889	229,852	455,135	857,876
Nonaccrual loans:
Fixed rate loans	11,226	—	—	11,226
Floating rate loans	212	—	—	212
Total nonaccrual loans	11,438	—	—	11,438
Total Loans	$184,327	$229,852	$455,135	$869,314

Securities

The following table sets forth certain information regarding carrying values and percentage of total carrying value of available-for-sale securities for the years indicated:

	December 31, 2021		December 31, 2020
(In thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Available-for-sale:
U.S. Government agencies	$33,376	18.7%	$33,710	40.9%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	64,735	36.1%	38,445	46.8%
Corporate bonds	11,423	6.4%	5,219	6.3%
Asset-backed securities	4,130	2.3%	3,909	4.7%
Municipal bonds	50,052	28.0%	1,058	1.3%
U.S. Treasury securities	15,187	8.5%	—	—%
Total available-for-sale	$178,903	100.0%	$82,341	100.0%

As of December 31, 2021 and 2020, there were no securities classified as held for trading or held to maturity.

The contractual maturities of investment securities as well as yields based on carrying value of those securities at December 31, 2021 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$137	2.10%	$8,805	1.32%	$24,434	1.44%	$33,376	1.41%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—%	936	2.10%	2,479	0.70%	61,320	1.57%	64,735	1.54%
Corporate bonds	—	—%	—	—%	11,423	3.82%	—	—%	11,423	3.82%
Asset-backed securities	510	0.64%	—	—%	—	—%	3,620	0.79%	4,130	0.77%
Municipal bonds	—	—%	397	1.11%	32,253	1.65%	17,402	1.95%	50,052	1.75%
U.S. Treasury securities	—	—%	15,187	0.72%	—	—%	—	—%	15,187	0.72%
Total amortized cost	$510	0.64%	$16,657	0.82%	$54,960	2.01%	$106,776	1.58%	$178,903	1.63%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2021 and 2020, available-for-sale securities with an amortized cost of approximately $94.9 million and $80.5 million, respectively (fair value of $95.2 million and $81.4 million, respectively) were pledged as collateral for public funds and FHLB borrowings.

During the year ended December 31, 2021, the Company recognized unrealized losses of $106,000 related to marketable equity securities within the consolidated statements of income, compared to unrealized gains of $74,000 during the year ended December 31, 2020.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Core deposits, consisting of all deposits other than time deposits of $250,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. Core deposits amounted to 98.2% and 97.8% of the total deposit portfolio at December 31, 2021 and 2020, respectively. The Bank currently holds no brokered deposits as part of its continuing effort to maintain sufficient liquidity without a reliance on brokered deposits.

 The following table sets forth the year-end amounts of deposits and balances as a percentage of total deposits by category for the years indicated:

	December 31,
(In thousands)	2021		2020		2019
Noninterest-bearing deposits	$476,749	40.13%	$391,897	41.14%	$311,950	38.12%
Interest-bearing deposits:
NOW and money market accounts	529,841	44.60%	402,566	42.26%	$360,934	44.10%
Savings accounts	113,930	9.59%	96,669	10.15%	$80,078	9.79%
Time deposits:
Under $250,000	46,631	3.92%	40,302	4.23%	$44,926	5.49%
$250,000 and over	20,955	1.76%	21,217	2.23%	$20,474	2.50%
Total interest-bearing deposits	711,357	59.87%	560,754	58.86%	$506,412	61.88%
Total deposits	$1,188,106	100.00%	$952,651	100.00%	$818,362	100.00%

The Bank's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. During the year ended December 31, 2021, NOW and money market deposits increased $127.3 million, or 31.6%, noninterest-bearing deposits increased $84.9 million, or 21.7%, total time deposits increased $6.1 million, or 9.9%, and savings accounts increased $17.3 million, or 17.9%. Uninsured deposits totaled $739.4 million and $540.4 million at December 31, 2021 and 2020, respectively.Included at December 31, 2021, are $21.0 million in uninsured time deposits exceeding $250,000, of which $4.2 million mature in three months or less, $16.1 million mature between three to twelve months, and $564,000 mature in one to three years.

On a year-to-date average basis, total deposits increased $194.1 million, or 21.6%, between the years ended December 31, 2020 and December 31, 2021. Interest-bearing deposits increased by $113.4 million, or 21.2%, and noninterest-bearing deposits increased $80.6 million, or 22.2%, during 2021. On average, balances increased in all categories between the years ended December 31, 2020 and December 31, 2021.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2021 and 2020:

	2021		2020
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
NOW and money market accounts	$476,872	0.29%	$384,311	0.34%
Savings	106,979	0.11%	88,562	0.12%
Time deposits	65,386	0.62%	62,945	0.93%
Total interest-bearing deposits	649,237		535,818

Noninterest-bearing deposits	443,639		363,004

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

Lines of credit with the FRB of $320.6 million and $336.8 million, as well as FHLB lines of credit totaling $3.1 million and $4.9 million were held at December 31, 2021 and 2020, respectively. In addition, the Company maintains a $50 million uncollateralized line of credit with Pacific Coast Bankers Bank,a $40 million uncollateralized line of credit with PNC Bank, a $20 million uncollateralized line of credit with Zion's Bank, and a $10 million uncollateralized line of credit with Union Bank. At December 31, 2021, there were no outstanding balances drawn against any lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

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

The eight segments of the loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this Report):

Loan Segments for Loan Loss Reserve Analysis	Loan Balances at December 31,
(Dollars in thousands)	2021	2020
Commercial and business loans	$42,194	$37,349
Government program loans	3,310	10,165
Total commercial and industrial	45,504	47,514
Real estate – mortgage:
Commercial real estate	331,050	282,951
Residential mortgages	226,926	37,236
Home improvement and home equity loans	80	107
Total real estate mortgage	558,056	320,294
Real estate construction and development	154,270	175,016
Agricultural	60,239	51,079
Installment and student loans	51,245	61,508
Total loans	$869,314	$655,411
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

Management determines the loss factors for loans based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes). Loss factors are adjusted to recognize and quantify the loss exposure due to changes in market conditions as well as trends in the loan portfolio. For purposes of analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans include impaired loans and loans categorized as substandard, doubtful, and loss, which are not considered impaired. At December 31, 2021, impaired and classified loans totaled $13.7 million, or 1.6%, of gross loans as compared to $13.4 million, or 2.0%, of gross loans at December 31, 2020.

Loan participations are reviewed for allowance adequacy under the same guidelines as other loans in the portfolio, with an additional participation factor added, if required, for specific risks associated with participations. In general, participations are subject to certain thresholds and are reviewed for geographic location as well as the financial status of the underlying agent bank.

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2021 and 2020, the formula reserve allocated to undisbursed commitments totaled $669,000 and $606,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2021 and 2020.

(In thousands)	December 31, 2021	December 31, 2020
Specific allowance – impaired loans	$130	$209
Formula allowance – classified loans not impaired	523	100
Formula allowance – special mention loans	503	256
Total allowance for special mention and classified loans	1,156	565
Formula allowance for pass loans	7,408	7,682
Unallocated allowance	769	275
Total allowance	9,333	8,522
Impaired loans	12,034	13,376
Classified loans not considered impaired	1,645	14
Total classified and impaired loans	13,679	13,390
Special mention loans not considered impaired	40,288	17,095

 The following table summarizes allowance for loan losses, nonperforming loans, and classified loans for the periods shown:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Allowance for loan losses ("ALLL") - beginning of period	$8,522	$7,908
Net loans charged-off during period	1,296	2,155
Provision for credit loss	2,107	2,769
Allowance for loan losses - end of period	9,333	8,522
Loans outstanding at period-end	869,314	655,411
ALLL as % of loans at period-end	1.07%	1.30%
Nonaccrual loans	11,438	11,496
Accruing restructured loans	176	535
Loans, past due 90 days or more, still accruing	453	513
Total non-performing loans	12,067	12,544
ALLL as % of nonperforming loans	77.34%	67.94%
Impaired loans	12,034	13,376
Classified loans not considered impaired	1,645	14
Total classified and impaired loans	$13,679	$13,390
ALLL as % of classified loans	68.23%	63.64%

Impaired loans decreased $1.3 million between December 31, 2020 and December 31, 2021 and the specific allowance related to those impaired loans decreased $79,000 between December 31, 2020 and December 31, 2021. The level of “pass” loans increased approximately $190.3 million between December 31, 2020 and December 31, 2021, and the related formula allowance decreased $274,000 during the same period. The formula allowance for "pass loans" is derived from loss factors using migration analysis and management's consideration of qualitative factors. The increase in formula allowance for "pass loans" was partially attributed to an adjustment in qualitative factor for COVID-19 related economic uncertainty. The unallocated reserve totaled $769,000, or 8.2% of the total allowance for credit losses at December 31, 2021, and $275,000, or 3.2%, of the total allowance for credit losses at December 31, 2020. In evaluating the level of the unallocated reserve, management considered loan relationships, construction and land development concentrations, and loss history relative to peers.

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

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly basis and, through discussions and officer meetings, as conditions change. The Company’s Loan Committee meets weekly, serving as a forum to discuss specific problem assets that pose significant concerns to the Company and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Problem Asset Reports and Impaired Loan Reports and are reviewed by senior management. Migration analysis and impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary. The Board of Directors is kept abreast of any changes or trends in problem assets on a monthly basis, or more often if required.

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

At December 31, 2021 and 2020, the recorded investment in loans for which impairment has been recognized totaled $12.0 million and $13.4 million, respectively. Included in total impaired loans at December 31, 2021, are $355,000 of impaired loans for which the related specific allowance is $130,000, as well as $11.7 million of impaired loans that, as a result of excess collateral or excess in the calculation of net present value of future cash flows, did not need a specific allowance. Total impaired loans at December 31, 2020 included $682,000 of impaired loans for which the related specific allowance was $209,000, as well as $12.7 million of impaired loans that as a result of excess collateral or excess in the calculation of net present value of future cash flows, did not have a specific allowance. The average recorded investment in impaired loans was $12.8 million and $15.4 million during the years ended December 31, 2021 and 2020, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method.

The largest category of impaired loans at December 31, 2021 was real estate construction and development loans, comprising 93.3% of total impaired loans. Impaired commercial and industrial loans decreased $466,000, impaired real estate mortgage loans decreased $1,098,000, impaired construction loans increased $169,000, and impaired agricultural loans increased $53,000 during the year ended December 31, 2021. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $11.4 million, or 94.5%, were secured by real estate at December 31, 2021, as compared to $12.8 million, or 95.4%, of total impaired loans at December 31, 2020.

The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2021 and 2020.

	Balance	Allowance	Balance	Allowance
(In thousands)	December 31, 2021	December 31, 2021	December 31, 2020	December 31, 2020
Commercial and industrial	$—	$—	$466	$—
Real estate – mortgage	146	3	1,244	13
Real estate construction and development	11,226	—	11,057	—
Agricultural	662	127	609	196
Installment and student loans	—	—	—	—
Total impaired loans	$12,034	$130	$13,376	$209

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance.

At December 31, 2021, total TDRs of $2,594,000 included $2,206,000 in real estate construction balances, $146,000 in residential mortgage balances, and $242,000 in agricultural balances. At December 31, 2020, total TDRs of $3,426,000 included $2,452,000 in real estate construction balances, $609,000 in agricultural balances, and $365,000 in residential mortgage balances.

Total TDRs decreased by 24.3% at December 31, 2021, as compared to December 31, 2020. Nonaccrual TDRs decreased by 16.4% and accruing TDRs decreased by 67.1% over the same period. Concessions granted include lengthened maturities and/or rate reductions that enabled the borrower to complete projects. Current decreases are related to a recovering real estate market.

The following tables summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2021 and December 31, 2020.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2021	December 31, 2021	December 31, 2021
Commercial and industrial	$—	$—	$—
Real estate - mortgage:
Commercial real estate	—	—	—
Residential mortgages	146	—	146
Total real estate mortgage	146	—	146
Real estate construction and development	2,206	2,206	—
Agricultural	242	212	30
Installment and student loans	—	—	—
Total Troubled Debt Restructurings	$2,594	$2,418	$176

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2020	December 31, 2020	December 31, 2020
Commercial and industrial	$—	$—	$—
Real estate - mortgage:
Commercial real estate	—	—	—
Residential mortgages	365	—	365
Total real estate mortgage	365	—	365
Real estate construction and development	2,452	2,452	—
Agricultural	609	439	170
Installment and student loans	—	—	—
Total Troubled Debt Restructurings	$3,426	$2,891	$535

Of the $2.6 million in total TDRs at December 31, 2021, $2.4 million were on nonaccrual status at period-end. Of the $3.4 million in total TDRs at December 31, 2020, $2.9 million were on nonaccrual status at period-end. As of December 31, 2021, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans.

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

The following table summarizes special mention loans by type for the years ended December 31, 2021 and December 31, 2020.

(In thousands)	December 31, 2021	December 31, 2020
Commercial and industrial	$—	$1,307
Real estate - mortgage:
Commercial real estate	29,092	14,343
Residential mortgages	—	—
Home equity loans	—	—
Total real estate mortgage	29,092	14,343
RE construction & development	—	—
Agricultural	11,197	1,434
Installment and student loans	—	11
Total Special Mention Loans	$40,289	$17,095

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

	December 31,
(Dollars in thousands)	2021	2020
Total loans outstanding at end of period before deducting allowances for credit losses	$871,533	$654,347
Average net loans outstanding during period	779,062	639,815
Balance of allowance at beginning of period	8,522	7,908
Loans charged off:
Real estate	—	(359)
Commercial, industrial & agricultural	—	—
Installment and student loans	(1,543)	(1,961)
Total loans charged off	(1,543)	(2,320)
Recoveries of loans previously charged off:
Real estate	18	128
Commercial, industrial & agricultural	91	29
Installment and student loans	138	8
Total loan recoveries	247	165
Net loans (charged off) recovered	(1,296)	(2,155)
Provision (recovery of provision) charged to operating expense	2,107	2,769
Balance of allowance for credit losses at end of period	$9,333	$8,522
Net loan (charge-offs) recoveries to total average loans	(0.17)%	(0.34)%
Net loan (charge-offs) recoveries to loans at end of period	(0.15)%	(0.33)%
Allowance for credit losses to total loans at end of period	1.07%	1.30%
Net loan (charge-offs) recoveries to allowance for credit losses	(13.89)%	(25.29)%
Net loan (charge-offs) recoveries to provision (recovery of provision) for credit losses	(61.51)%	(77.83)%

Loan charge-offs decreased $777,000 during the year ended December 31, 2021, when compared to the year ended December 31, 2020. Loan recoveries increased $165,000 during the same period. Student loan charge-offs totaled $1,439,000 and $1,947,000 during the years ended 2021 and 2020, respectively. The charge-offs in the student loan portfolio were primarily related to the Antigua medical school loans. Additions to the overdraft reserve of $7,000 and $14,000 were made during the same periods.

At December 31, 2021 and 2020, $669,000 and $606,000, respectively, of the formula allowance was allocated to unfunded loan commitments and was, therefore, carried separately in Other Liabilities on the consolidated balance sheets.

Management believes that the 1.07% credit loss allowance to total loans at December 31, 2021 is adequate to absorb known and inherent risks in the loan portfolio. There is no guarantee, however, against economic conditions or other circumstances materializing which could adversely affect the Company's service areas resulting in increased losses in the loan portfolio not captured by the current allowance for loan losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2021		2020
(Dollars in thousands)	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans
Commercial and industrial	$597	0.07%	$625	0.10%
Real estate – mortgage	1,174	0.14%	575	0.09%
RE construction and development	2,840	0.33%	3,722	0.57%
Agricultural	1,233	0.14%	711	0.11%
Installment and student loans	2,720	0.31%	2,614	0.40%
Not allocated	769	0.10%	275	0.04%
	$9,333	1.07%	$8,522	1.30%

During 2021, reserve allocations as a percentage of loans decreased for commercial and industrial, real estate construction and development, and installment and student loans These decreases are a result of a combination of factors including decreases in charge-offs, classified and past due loans, and credit quality improvements. Increases in reserve allocations for real estate mortgage loans was primarily due to the growth of the loan segment, adjusted by the change in the qualitative factors related to portfolio concentrations and uncertainty related to COVID-19. Reserves for installment and student loans increased although the allowance as a percentage of loans decreased for that segment. The increase in reserve was attributed to an increase in loss factor on installment and student loans.

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

The following summarizes the allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(In thousands)	2021	2020
Formula allowance	$8,434	$8,038
Specific allowance	130	209
Unallocated allowance	769	275
Total allowance	$9,333	$8,522

The total formula allowance has increased in the current period as a result of increased loan balances, qualitative adjustments for COVID-19, and the allowance attributed to student loans.

No loans were classified as doubtful at December 31, 2021 or December 31, 2020.

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

 The following table sets forth nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans (1)	$11,438	$11,496
Accruing restructured loans	176	535
Loans, past due 90 days or more, still accruing	453	513
Total non-performing loans	12,067	12,544
Other real estate owned	4,582	5,004
Total non-performing assets	$16,649	$17,548

Non-performing loans to total gross loans	1.39%	1.91%
Non-performing assets to total gross loans	1.92%	2.68%
Allowance for loan losses to nonaccrual loans	78.49%	70.96%
 (1) Included in nonaccrual loans at December 31, 2021 and 2020 are restructured loans totaling $2,418 and $2,891, respectively.

Non-performing assets at December 31, 2021 decreased $899,000 between December 31, 2021 and December 31, 2020, due to decreases of $359,000 in accruing restructured loans, decreases of $58,000 in nonaccrual loans, and decreases in other real estate owned.

Non-performing assets decreased $3,677,000 between December 31, 2020 and December 31, 2019, due to decreases of $1,854,000 in accruing restructured loans, decreases of $1,749,000 in other real estate owned, and decreases of $201,000 in nonaccrual loans, offset by increases loans past due more than 90 days and still accruing.

The following table summarizes various nonperforming components of the loan portfolio as compared to total loans for the periods shown.

(In thousands)	December 31, 2021	December 31, 2020
Provision for credit losses during period	$2,107	$2,769
Allowance as % of nonaccrual loans	78.49%	70.96%
Nonperforming loans as % total loans	1.39%	1.91%
Restructured loans as % total loans	0.30%	0.52%

In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to specific loans.

Management continues to monitor and reduce the level of problem assets by working with borrowers to identify options, such as loan restructures, which may help borrowers facing difficulties. Restructured loan numbers have been greatly reduced over the last four years. Net loan charge-offs during the year ended December 31, 2021 totaled $1.3 million, as compared to net loan charge-offs of $2.2 million for the year ended December 31, 2020. Approximately 39 loans were charged-off during the year ended December 31, 2021, compared to 49 loans during the year ended December 31, 2020. Net loan charge-offs totaling $1,296,000 during the year ended December 31, 2021, included $348,000 in net charge-offs during the quarter ended March 31, 2021, $175,000 in net charge-offs during the quarter ended June 30, 2021, $509,000 in net charge-offs during the quarter ended September 30, 2021, and $264,000 in net charge-offs during the fourth quarter of 2021. Charge-offs of $1,439,000 during the year were related to the student loan portfolio. The percentage of net charge-offs to average loans was 0.17%, for the year ended December 31, 2021.

The loan portfolio increased from $655.4 million at December 31, 2020 to $869.3 million at December 31, 2021. Nonperforming loans decreased to $12.1 million at December 31, 2021, from $12.5 million at December 31, 2020. Nonaccrual loans and accruing restructured loans are included in nonperforming loans. During the same period, total impaired and classified loans increased from $13.4 million at December 31, 2020, to $13.7 million at December 31, 2021.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance		Change
(In thousands)	December 31, 2021	December 31, 2020	2021-2020
Commercial and industrial	$—	$—	$—
Real estate - mortgage	—	—	—
Real estate - construction	11,226	11,057	169
Agricultural	212	439	(227)
Total Nonaccrual Loans	$11,438	$11,496	$(58)

Loans past due more than 30 days receive management attention and are monitored for increased risk. As of December 31, 2021 and 2020 loans past due more than 30 days totaled $18.4 million and $11.1 million, respectively. Impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

Except for the loans included in the above tables, there were no loans at December 31, 2021, where the known credit problems of a borrower made doubtful the ability of such borrower to comply with the present loan repayment terms resulting in such loan being included as nonaccrual, past due, or restructured at some future date.

Liquidity and Capital Resources
The Company's asset/liability management, liquidity strategy, and capital planning is guided by policies, formulated and monitored by the Asset and Liability Management Committee ("ALCO") and Management, to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

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

The Company's liquid asset base, which generally consists of cash and due from banks, federal funds sold, and investment securities, is maintained at levels deemed sufficient to provide the cash necessary to fund loan growth, unfunded loan commitments, and deposit runoff. Included in this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans and investment securities, which are higher yielding assets compared to cash. At December 31, 2021, loans represented 65.5% of total assets and accounted for a loan to deposit ratio of 73.4%, as compared to 59.9% of total assets and a loan to deposit ratio of 68.7% at December 31, 2020. Investment securities represented 13.72% of total assets at December 31, 2021, compared to 7.89% at December 31, 2020. Liquid assets at December 31, 2021 include cash and cash equivalents totaling $219.2 million, as compared to $294.1 million at December 31, 2020.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprised approximately 98.2% of total deposits at December 31, 2021, provide a significant and stable funding source for the Company. At December 31, 2021, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, Union Bank and the Federal Reserve Bank totaling $403.7 million were collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $490.5 million at December 31, 2021. For a further detail of the Company’s borrowing arrangements, see Note 8 of the consolidated financial statements..

Cash and cash equivalents have fluctuated during the two years ended December 31, 2021 and 2020, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2021	$219,219
December 31, 2020	$294,069
December 31, 2019	$218,995

Cash and cash equivalents decreased $74.9 million during the year ended December 31, 2021, and increased $75.1 million during the year ended December 31, 2020.

The Company had a net cash inflow from operations of $16.6 million for the year ended December 31, 2021, and a net cash inflow from operations totaling $13.8 million for the period ended December 31, 2020. The Company experienced net cash outflows from investing activities totaling $319.4 million and net cash outflows of $65.5 million during the years ended December 31, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2021, the Company experienced net cash inflows from financing activities totaling $228.0 million due primarily to increases in demand deposits and savings accounts. The Company experienced net cash outflows from investing activities totaling $319.4 million as a result of purchases of residential mortgage loan pools and purchases of investment securities.

Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments, or the Company may become unduly reliant on alternative funding sources. The Company maintains a liquidity risk management policy and contingency funding plan to address and manage this risk. The policy identifies the primary sources of liquidity, sets wholesale funding limits, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The liquidity position is continually monitored and reported on a monthly basis to the Board of Directors. In addition to ongoing monitoring, the Company performs liquidity stress testing in accordance with industry best practices to ensure cash flow requirements are met under stressed scenarios.

The liquidity of the parent company, United Security Bancshares, is separate from the Bank and is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California and federal and state banking regulations. During the years ended December 31, 2021 and December 31, 2020, the Bank paid $7.9 million and $8.0 million in cash dividends to the parent company, respectively.

Capital and Dividends

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a ratio of tangible shareholders' equity to total tangible assets equal to or greater than 9%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 9.5% and 11.2% at December 31, 2021 and 2020, respectively.

The Company's equity capital totaled $120.2 million at December 31, 2021, compared to $117.8 million at December 31, 2020. During the year ended December 31, 2021, the Holding Company paid $7.5 million in cash dividends to shareholders.

For a more detailed discussion of regulatory capital requirements and dividends, see Note 21 to the consolidated financial statements, as well as under the captions “Supervision and Regulation - The Holding Company - Capital Adequacy” and "Supervision and Regulation - The Bank - Capital Standards” set forth in Part I, Item I. of this Annual Report.

As of December 31, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank.The Bank implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank. At December 31, 2021, the Bank was not subject to a reserve requirement.

Critical Accounting Estimates and Policies

The Company has identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact of its financial condition or results of operations. The Company We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of a critical accounting policy.

Allowance for Credit Losses

The allowance for credit losses represents management's estimate of probable incurred credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment. The use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions may be susceptible to significant variations. The loan portfolio represents the largest asset type on the consolidated balance sheet. Notes 1 and 3 to the consolidated financial statements describe the methodology used to determine the allowance for credit losses. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality and Allowance for Credit Losses section of this financial review.

Fair Value

Effective January 1, 2007, a fair value option accounting standard was applied to the Company's junior subordinated debt. Concurrently, the accounting standards related to fair value measurements were adopted. The accounting standards related to fair value measurements define how applicable assets and liabilities are to be valued, and requires expanded disclosures in regard to financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices, or whose fair value can be measured from actively quoted prices of related financial instruments, generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of subjectivity. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2021 and 2020, fair value adjustments related to the junior subordinated debt resulted in losses of $268,000 and $174,000, respectively. (See Notes 10 and 15 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm (PCAOB ID: 659)

Consolidated Balance Sheets - December 31, 2021 and 2020

Consolidated Statements of Income -
Years Ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income -
Years Ended December 31, 2021 and 2020

Consolidated Statements Changes in Shareholders' Equity -
Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows -
Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares, including its consolidated subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of
December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
United Security Bancshares and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

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

Allowance for Credit Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses balance was $9.3 million at December 31, 2021. The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company’s loan portfolio as of the balance sheet date. The overall allowance consists of three primary components: specific allowance related to impaired loans; formula allowance for inherent losses related to loans that are evaluated on a collective basis, and an unallocated allowance that is based on management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The determination of the formula allowance for credit loss is calculated by applying loss factors to outstanding loans based on estimates made by management. Loss factors are based on the historical loss experience and on the internal risk grade of those loans and may be adjusted for qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Qualitative factors that may affect collectability of the loan portfolio include, consideration of levels of, and trends in delinquencies and nonaccrual loans, trends in volumes and term of loans, effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off, and recovery, experience, ability, and depth of lending management and staff, national and local economic trends and conditions; and concentrations of credit that might affect loss experience across one or more components of the portfolio, including high-balance loan concentrations and participations.

We identified management’s use of qualitative factors that affect the collectability of the loan portfolio and internal risk classification of loans as critical audit matters. The Company uses qualitative factors to estimate losses that are not captured in the historical loss rates. The Company assigned loans by internal risk classification categorized as pass, special mention, substandard, doubtful, or loss. Determination of qualitative factors and internal risk classifications involves significant management judgement. Auditing management’s judgments regarding the determination of qualitative factors and internal risk classifications involved a high degree of subjectivity and judgement.

The primary procedures we performed to address these critical audit matters included:

•We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s calculation of the allowance for credit losses, including, the determination of the accuracy, appropriateness, approval of the risk classifications and identification and determination of the qualitative assumptions used in the measurement of the qualitative factors, and evaluation of the appropriateness of the changes made to the qualitative factors.

•Testing a risk-based targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk classifications for the loans are reasonable.

•Obtained management’s analysis and supporting documentation related to the qualitative factors and evaluated whether the qualitative factors used in the calculation of the allowance for credit losses are reasonable.

•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of the loan risk classifications determined by management and used in the calculation, application of the qualitative factors determined by management and used in the calculation, and recalculation of the Allowance for Credit Losses balance.

/s/ Moss Adams LLP

San Francisco, California
March 9, 2022

We have served as the Company’s auditor since 1999.

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2021 and 2020

(In thousands except shares)	December 31, 2021	December 31, 2020
Assets
Cash and noninterest-bearing deposits in other banks	$31,057	$29,490
Due from Federal Reserve Bank ("FRB")	188,162	264,579
Cash and cash equivalents	219,219	294,069
Investment securities (at fair value)
Available-for-sale ("AFS") securities	178,902	82,341
Marketable equity securities	3,744	3,851
Total investment securities	182,646	86,192
Loans	869,314	655,411
Unearned fees and unamortized loan origination costs - net	2,219	(1,064)
Allowance for credit losses	(9,333)	(8,522)
Net loans	862,200	645,825
Premises and equipment - net	8,950	9,110
Accrued interest receivable	7,530	8,164
Other real estate owned ("OREO")	4,582	5,004
Goodwill	4,488	4,488
Deferred tax assets - net	3,615	2,907
Cash surrender value of life insurance	22,338	20,715
Operating lease right-of-use assets	2,594	2,864
Other assets	12,782	13,316
Total assets	$1,330,944	$1,092,654
Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$476,749	$391,897
Interest-bearing	711,357	560,754
Total deposits	1,188,106	952,651
Operating lease liabilities	2,705	2,967
Other liabilities	8,737	8,305
Junior subordinated debentures (at fair value)	11,189	10,924
Total liabilities	1,210,737	974,847
Commitments and contingencies (Note 14)
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,028,239 at December 31, 2021 and 17,009,883 at December 31, 2020	59,636	59,397
Retained earnings	61,745	59,138
Accumulated other comprehensive loss	(1,174)	(728)
Total shareholders' equity	120,207	117,807
Total liabilities and shareholders' equity	$1,330,944	$1,092,654
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2021 and 2020

(In thousands except shares and EPS)	2021	2020
Interest Income:
Interest and fees on loans	$35,154	$32,404
Interest on investment securities	2,337	1,433
Interest on deposits in FRB	239	730
Total interest income	37,730	34,567
Interest Expense:
Interest on deposits	1,899	2,014
Interest on other borrowed funds	180	276
Total interest expense	2,079	2,290
Net Interest Income	35,651	32,277
Provision for Credit Losses	2,107	2,769
Net Interest Income after Provision for Credit Losses	33,544	29,508
Noninterest Income:
Customer service fees	2,793	2,663
Increase in cash surrender value of bank-owned life insurance	555	504
Unrealized (loss) gain on fair value of marketable equity securities	(106)	74
Gain on proceeds from bank-owned life insurance	—	310
(Loss) gain on fair value of junior subordinated debentures	(660)	970
Gain on sale of assets	8	—
Other	795	653
Total noninterest income	3,385	5,174
Noninterest Expense:
Salaries and employee benefits	11,713	10,825
Occupancy expense	3,537	3,475
Data processing	565	493
Professional fees	3,572	3,327
Regulatory assessments	743	459
Director fees	385	376
Correspondent bank service charges	88	71
Net cost on operation and sale of OREO	256	972
Other	2,756	2,272
Total noninterest expense	23,615	22,270
Income Before Provision for Taxes	13,314	12,412
Provision for Taxes on Income	3,216	3,451
Net Income	$10,098	$8,961
Net Income per common share
Basic	$0.59	$0.53
Diluted	$0.59	$0.53
Shares on which net income per common share were based
Basic	17,011,379	16,976,704
Diluted	17,030,874	16,998,585
 See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021 and 2020

(In thousands)	2021	2020
Net Income	$10,098	$8,961

Unrealized holdings (losses) gains on debt securities	(1,229)	1,143
Unrealized gain (loss) on unrecognized post-retirement costs	203	(135)
Unrealized gain (loss) on junior subordinated debentures	392	(1,144)
Other comprehensive loss, before tax	(634)	(136)
Tax benefit (expense) related to debt securities	363	(338)
Tax (expense) benefit related to unrecognized post-retirement costs	(60)	40
Tax (expense) benefit related to junior subordinated debentures	(115)	338
Total other comprehensive loss	(446)	(96)
Comprehensive Income	$9,652	$8,865
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2021 and 2020

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2019 (1)	16,973,885	$58,973	$57,647	$(632)	$115,988
(1) Excludes 35,575 unvested restricted shares

Other comprehensive income				(96)	(96)
Dividends on common stock ($0.33 per share)			(5,600)		(5,600)
Dividends payable ($0.11 per share)			(1,870)		(1,870)
Restricted stock units released	35,998
Tax benefit from restricted stock units released		(1)			(1)
Stock-based compensation expense		425			425
Net Income			8,961		8,961
Balance December 31, 2020 (2)	17,009,883	59,397	59,138	(728)	117,807
(2) Excludes 11,924 unvested restricted shares

Other comprehensive loss				(446)	(446)
Dividends on common stock ($0.33 per share)			(5,619)		(5,619)
Dividends payable ($0.11 per share)			(1,872)		(1,872)
Restricted stock units released	18,356
Tax benefit from restricted stock units released		(10)			(10)
Stock-based compensation expense		249			249
Net Income			10,098		10,098
Balance December 31, 2021 (3)	17,028,239	$59,636	$61,745	$(1,174)	$120,207
(3) Excludes 27,949 unvested restricted shares
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2021 and 2020

(In thousands)	2021	2020
Cash Flows From Operating Activities:
Net Income	$10,098	$8,961
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,107	2,769
Depreciation and amortization	1,408	1,411
Amortization of operating lease right-of-use assets	(262)	(600)
Amortization of premium/discount on investment securities, net	953	1,073
Decrease in accrued interest receivable	634	44
Decrease in accrued interest payable	(4)	(27)
(Increase) decrease in unearned fees and unamortized loan origination costs, net	(151)	244
(Increase) decrease in income taxes receivable	(73)	367
Stock-based compensation expense and tax benefit	238	425
(Provision) benefit for deferred income taxes	(521)	324
Increase (decrease) in accounts payable and accrued liabilities	623	(160)
Write down on other real estate owned	—	727
Loss on sale of other real estate owned	1	113
Unrealized loss (gain) on marketable equity securities	106	(74)
Loss (gain) on fair value option of junior subordinated debentures	660	(970)
Gain on bank owned life insurance	—	(310)
Increase in cash surrender value of bank-owned life insurance	(555)	(504)
Gain on sale of premises and equipment	(8)	—
Net decrease (increase) in other assets	1,296	(13)
Net cash provided by operating activities	16,550	13,800
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(8)	(45)
Principal payments on available-for-sale securities	27,009	23,055
Purchases of available-for-sale securities	(125,749)	(29,016)
Purchase of bank-owned life insurance	(1,140)	(220)
Net increase in loans	(218,331)	(60,192)
Cash proceeds from sales of other real estate owned	251	909
Cash proceeds from sales of premises and equipment	13	—
Proceeds from bank owned life insurance	—	1,243
Capital expenditures of premises and equipment	(1,253)	(1,141)
Investment in limited partnership	(158)	(140)
Net cash used in investing activities	(319,366)	(65,547)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	229,389	138,171
Net increase (decrease) in time deposits	6,066	(3,882)
Dividends on common stock	(7,489)	(7,468)
Net cash provided by financing activities	227,966	126,821
Net (decrease) increase in cash and cash equivalents	(74,850)	75,074
Cash and cash equivalents at beginning of year	294,069	218,995
Cash and cash equivalents at end of year	$219,219	$294,069

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

Nature of Operations – United Security Bancshares is a bank holding company, incorporated in the state of California for the purpose of acquiring all the capital stock of the Bank through a holding company reorganization (the “Reorganization”) of the Bank. United Security Bancshares has provided the Company greater operating and financial flexibility and has permitted expansion into a broader range of financial services and other business activities.

The Bank was founded in 1987 and currently operates twelve branches, one commercial lending office, one consumer lending office, and one construction lending office in an area from eastern Madera County to western Fresno County, as well as Taft and Bakersfield in Kern County, and Campbell in Santa Clara County. The Bank’s primary source of revenue is interest income through providing loans to customers, who are predominantly small and middle-market businesses and individuals.  The Bank engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural and consumer loans, with particular emphasis on short and medium term obligations.

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

York Monterey Properties, Inc. (“YMP”) was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, loan foreclosures in Monterey County. These properties exceeded the 10-year holding period for other real estate owned, or “OREO.” YMP was funded with a $250,000 cash investment and the transfer of those parcels by the Bank to YMP. As of December 31, 2021 and 2020, these properties are included within the consolidated balance sheets as part of “other real estate owned.”

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, goodwill, fair value of junior subordinated debt, deferred tax assets and liabilities, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

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

a.Cash and cash equivalents – Cash and cash equivalents include cash on hand and amounts due from banks. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2021 or 2020. All cash and cash equivalents have maturities when purchased of three months or less.
b.Securities - Debt securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from net income and reported, net of tax, as a separate component of comprehensive income and shareholders’ equity. Debt securities classified as held to maturity are carried at amortized cost.  Gains and losses on disposition are reported using the specific identification method for the adjusted basis of the securities sold. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

The Company considers many factors in determining OTTI, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at the time of the evaluation.

Equity securities are reported at fair value with gains and losses included in non interest income on the Consolidated Statements of Income.

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

Goodwill amounts resulting from acquisitions are considered to have an indefinite life and are not amortized. At December 31, 2021 and 2020, goodwill totaled $4.5 million, held at the Company as the reporting unit. During 2021 and 2020, the Company did not recognize impairment charges on goodwill.

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
l.Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for all share-based payments to employees, including grants of employee stock options and restricted stock units and awards, to be recognized in the consolidated financial statements based on the grant date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2021 and 2020 are $238,000 and $425,000, respectively, of share-based compensation.

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
q.Leases - The Company recognizes lease assets and lease liabilities on the consolidated balance sheet. Disclosures related to key lease components and leasing arrangements are included within the footnotes. The Company combines lease and associated non-lease components by class of underlying asset in contract that meet certain criteria. The lease and related non-lease components have the same timing and pattern of transfer, and the lease component, when accounted for on a stand-alone basis, is classified as an operating lease.
r.Recent Accounting Standards Not Yet Adopted:

In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The FASB is issuing this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This original amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In October 2019 FASB unanimously approved a vote to delay the effective date of this Standard to be effective for fiscal years beginning after December 15, 2022. The

Company has formed a project team that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. An external provider specializing in community bank loss driver and the Current Expected Credit Loss ("CECL") reserving model design as well as other related consulting services has been retained, and the Company continues to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. The Company has begun to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loan portfolio as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on the Company's consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company anticipates impacts to junior subordinated debt and floating rate loans tied to LIBOR.
s.Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2021. None of the reclassifications had an impact on equity or net income.

2.Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2021 and December 31, 2020:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2021
Securities available for sale:
U.S. Government agencies	$33,206	$260	$(90)	$33,376
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	64,880	184	(329)	64,735
Asset-backed securities	4,092	38	—	4,130
Municipal bonds	50,872	86	(906)	50,052
Corporate bonds	11,000	429	(7)	11,422
U.S. Treasury securities	15,186	1	—	15,187
Total securities available for sale	$179,236	$998	$(1,332)	$178,902
December 31, 2020
Securities available for sale:
U.S. Government agencies	$33,800	$142	$(232)	$33,710
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	37,732	722	(9)	38,445
Asset-backed securities	3,871	38	—	3,909
Municipal bonds	1,045	13	—	1,058
Corporate bonds	5,000	219	—	5,219
Total securities available for sale	$81,448	$1,134	$(241)	$82,341

There were no sales of securities and no gross realized losses or gains on available-for-sale securities during the years ended December 31, 2021 and 2020. There were no other-than-temporary impairment losses during the years ended December 31, 2021 and 2020.

The amortized cost and fair value of securities available for sale at December 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2021
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$510	$510
Due after one year through five years	15,725	15,721
Due after five years through ten years	52,700	52,481
Due after ten years	45,421	45,456
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	64,880	64,734
	$179,236	$178,902
At December 31, 2021 and 2020, available-for-sale securities with an amortized cost of approximately $94.9 million and $80.5 million (fair value of $95.2 million and $81.4 million, respectively) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes temporarily impaired investment securities at December 31, 2021 and 2020:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2021
Securities available for sale:
U.S. Government agencies	$—	$—	$9,699	$(90)	$9,699	$(90)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	37,258	(329)	23	—	37,281	(329)
Municipal bonds	39,551	(896)	228	(10)	39,779	(906)
Corporate bonds	5,993	(7)	—	—	5,993	(7)
U.S. Treasury securities	7,416	—			7,416	—
Total impaired securities	$90,218	$(1,232)	$9,950	$(100)	$100,168	$(1,332)
December 31, 2020
Securities available for sale:
U.S. Government agencies	$9,013	$(73)	$16,963	$(159)	$25,976	$(232)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30	(1)	1,684	(8)	1,714	(9)
Total impaired securities	$9,043	$(74)	$18,647	$(167)	$27,690	$(241)

Temporarily impaired securities at December 31, 2021, were comprised of thirty-six municipal bonds, twelve U.S. Government sponsored entities & agencies collateralized by mortgage obligations, six U.S. Government agency securities, two corporate bonds, and one U.S. treasury security. Temporarily impaired securities at December 31, 2020, were comprised of twelve U.S. Government agency securities and three U.S. Government sponsored entities & agencies collateralized by mortgage obligations.

At December 31, 2021, the decline in fair value of the thirty-six municipal bonds, the twelve U.S. Government sponsored entities and agencies collateralized by mortgage obligations securities, the six U.S. Government agency securities, the two corporate bonds, and one U.S. treasury security is attributable to changes in interest rates and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is more likely than not that it will not be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2021.

During the year ended December 31, 2021, the Company recognized $106,000 of unrealized losses related to marketable equity securities, related to one mutual fund, held at December 31, 2021 in the consolidated statements of income. During the year ended December 31, 2020, the Company recognized $74,000 of unrealized gains related to marketable equity securities held at December 31, 2020 in the consolidated statements of income.

The Company had no held-to-maturity or trading securities at December 31, 2021 or December 31, 2020.

3. Loans

Loans are comprised of the following:

(In thousands)	December 31, 2021	December 31, 2020
Commercial and business loans	$42,194	$37,349
Government program loans	3,310	10,165
Total commercial and industrial	45,504	47,514
Real estate – mortgage:
Commercial real estate	331,050	282,951
Residential mortgages	226,926	37,236
Home improvement and home equity loans	80	107
Total real estate mortgage	558,056	320,294
Real estate construction and development	154,270	175,016
Agricultural	60,239	51,079
Installment and student loans	51,245	61,508
Total loans	$869,314	$655,411

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 5.2% of total loans at December 31, 2021, and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial and industrial loans generally comes from the cash flow of the borrower. Included within the balance of Commercial and industrial loans is $1,731,000 in Paycheck Protection Program ("PPP") loans administrated by the Small Business Administration ("SBA"). PPP loans have a two or five years term and earn interest at 1%. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The fees are recognized as income over the contractual life of the loan. At December 31, 2021, there were $129,000 outstanding in net unearned PPP fees. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Real estate mortgage loans, representing 64.2% of total loans at December 31, 2021, are secured by trust deeds on primarily commercial property and by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

Real estate construction and development loans, representing 17.7% of total loans at December 31, 2021, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 6.9% of total loans at December 31, 2021, and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 5.9% of total loans at December 31, 2021 and generally consist of student loans as well as loans to individuals for household, family, and other personal expenditures such as credit cards, automobiles or other consumer items. See Note 4 - Student Loans for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2021 and 2020, these financial instruments include commitments to extend credit of $239.1 million and $216.8 million, respectively, and standby letters of credit of $1.7 million and $3.7 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

(In thousands)	2021	2020
Aggregate amount outstanding, beginning of year	$1,900	$1,093
New loans or advances during year	7,899	4,950
Repayments during year	(198)	(4,143)
Aggregate amount outstanding, end of year	$9,601	$1,900
Undisbursed commitments, end of year	$13,100	$21,000

Key terms and conditions for loans to directors, officers, principal shareholders and their affiliates do not differ from that of other borrowers.

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans at December 31, 2021 (in thousands):

December 31, 2021	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	42,194	42,194	$—
Government program loans	—	—	—	—	3,310	3,310	—
Total commercial and industrial	—	—	—	—	45,504	45,504	—
Commercial real estate loans	—	—	—	—	331,050	331,050	—
Residential mortgages	6,745	—	—	6,745	220,181	226,926	—
Home improvement and home equity loans	12	—	—	12	68	80	—
Total real estate mortgage	6,757	—	—	6,757	551,299	558,056	—
Real estate construction and development loans	—	—	9,021	9,021	145,249	154,270	—
Agricultural loans	—	—	209	209	60,030	60,239	—
Installment and student loans	1,628	328	453	2,409	48,836	51,245	453

Total loans	$8,385	$328	$9,683	$18,396	$850,918	$869,314	$453

The following is a summary of delinquent loans at December 31, 2020 (in thousands):

December 31, 2020	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$184	$—	$—	$184	$37,165	$37,349	$—
Government program loans	—	—	—	—	10,165	10,165	—
Total commercial and industrial	184	—	—	184	47,330	47,514	—
Commercial real estate loans	—	—	—	—	282,951	282,951	—
Residential mortgages	—	—	—	—	37,236	37,236	—
Home improvement and home equity loans	—	—	—	—	107	107	—
Total real estate mortgage	—	—	—	—	320,294	320,294	—
Real estate construction and development loans	—	—	8,605	8,605	166,411	175,016	—
Agricultural loans	—	—	439	439	50,640	51,079	—
Installment and student loans	510	875	513	1,898	59,610	61,508	513

Total loans	$694	$875	$9,557	$11,126	$644,285	$655,411	$513

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

All loans, outside of student loans, where principal or interest is due and unpaid for 90 days or more are placed on nonaccrual and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income. See Note 4- Student Loans for specific information on the student loan portfolio.

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2021 and 2020.

The following is a summary of nonaccrual loan balances at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Commercial and business loans	$—	$—
Government program loans	—	—
Total commercial and industrial	—	—

Commercial real estate loans	—	—
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	—

Real estate construction and development loans	11,226	11,057
Agricultural loans	212	439
Installment and student loans	—	—

Total loans	$11,438	$11,496
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

The following is a summary of impaired loans at December 31, 2021 (in thousands):

December 31, 2021	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$—	$—	$—	$—	$—	$156	$—
Government program loans	—	—	—	—	—	110	—
Total commercial and industrial	—	—	—	—	—	266	—

Commercial real estate loans	—	—	—	—	—	538	—
Residential mortgages	146	—	146	146	3	377	6
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	146	—	146	146	3	915	6

Real estate construction and development loans	11,226	11,226	—	11,226	—	11,133	272
Agricultural loans	660	453	209	662	127	499	41
Installment and student loans	—	—	—	—	—	—	—

Total impaired loans	$12,032	$11,679	$355	$12,034	$130	$12,813	$319
(1) The recorded investment in loans includes accrued interest receivable of $2.
(2) Information is based on the year ended December 31, 2021.

The following is a summary of impaired loans at December 31, 2020 (in thousands).

December 31, 2020	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$250	$251	$—	$251	$—	$551	$23
Government program loans	214	215	—	215	—	236	14
Total commercial and industrial	464	466	—	466	—	787	37

Commercial real estate loans	874	878	—	878	—	1,822	54
Residential mortgages	365	—	366	366	13	867	17
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	1,239	878	366	1,244	13	2,689	71

Real estate construction and development loans	11,057	11,057	—	11,057	—	11,223	252
Agricultural loans	610	293	316	609	196	675	39
Installment and student loans	—	—	—	—	—	—	—

Total impaired loans	$13,370	$12,694	$682	$13,376	$209	$15,374	$399
(1) The recorded investment in loans includes accrued interest receivable of $6.
(2) Information is based on the twelve month period ended December 31, 2020.

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
For a restructured loan to return to accrual status there needs to be, among other factors, at least six months successful payment history and continued satisfactory performance is expected. In addition, the Company typically performs a financial analysis of the credit to determine whether the borrower has the ability to continue to meet payments over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and cash flow analysis of the borrower. Only after determination that the borrower has the ability to perform under the terms of the loans will the restructured credit be considered for accrual status. Although the Company does not have a policy which specifically addresses when a loan may be removed from TDR classification, as a matter of practice, loans classified as TDRs generally remain classified as such until the loan either reaches maturity, a conforming loan is renewed at market terms, or its outstanding balance is paid off.

There were no TDR modifications or defaults during year ended December 31, 2021. There was one new TDR and no defaults during the year ended December 31, 2020.

The following tables illustrate TDR modification activity for the year ended December 31, 2020 (in thousands):

Year ended December 31, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and business loans	—	$—	$—	—	$—
Government program loans	—	—	—	—	—
Commercial real estate term loans	—	—	—	—	—
Single family residential loans	—	—	—	—	—
Home improvement and home equity loans	—	—	—	—	—
Real estate construction and development loans	—	—	—	—	—
Agricultural loans	1	179	—	—	—
Installment and student loans	—	—	—	—	—
Overdraft protection lines	—	—	—	—	—
Total loans	1	$179	$—	—	$—

The following tables summarizes all TDR activity by loan category for the years ended December 31, 2021 and 2020 (in thousands).

Year ended December 31, 2021	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$365	$—	$2,452	$609	$—	$3,426

Defaults	—	—	—	—	—	—	—	—
Additions	—	—	—	—	—	—	—	—

Principal reductions	—	—	(219)	—	(246)	(367)	—	(832)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$146	$—	$2,206	$242	$—	$2,594

Allowance for loan loss	$—	$—	$3	$—	$—	$127	$—	$130

Year ended December 31, 2020	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$9	$898	$1,060	$—	$2,654	$566	$—	$5,187

Defaults	—	—	—	—	—	—	—	—

Principal reductions	(9)	(898)	(695)	—	(202)	(136)	—	(1,940)
Charge-offs	—	—		—	—	—	—	—

Ending balance	$—	$—	$365	$—	$2,452	$609	$—	$3,426

Allowance for loan loss	$—	$—	$13	$—	$—	$196	$—	$209

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At December 31, 2021, the Company had 5 restructured loans totaling $2.6 million, as compared to 7 restructured loans totaling $3.4 million at December 31, 2020. The Company had no unfunded commitments outstanding for TDRs at December 31, 2021 and December 31, 2020.

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2021 and 2020. The Company did not carry any loans graded as loss at December 31, 2021 or December 31, 2020:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2021
(In thousands)
Grades 1 and 2	$3,447	$—	$—	$—	$3,447
Grade 3	—	92	—	—	92
Grades 4 and 5 – pass	42,054	301,866	143,044	46,739	533,703
Grade 6 – special mention	—	29,092	—	11,197	40,289
Grade 7 – substandard	3	—	11,226	2,303	13,532
Grade 8 – doubtful	—	—	—	—	—
Total	$45,504	$331,050	$154,270	$60,239	$591,063

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2020
(In thousands)
Grades 1 and 2	$9,811	$—	$—	$30	$9,841
Grade 3	—	519	—	—	519
Grades 4 and 5 – pass	35,919	267,215	163,959	49,006	516,099
Grade 6 – special mention	1,307	14,343	—	1,434	17,084
Grade 7 – substandard	477	874	11,057	609	13,017
Grade 8 – doubtful	—	—	—	—	—
Total	$47,514	$282,951	$175,016	$51,079	$556,560

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

The following table summarizes the credit risk ratings for consumer related loans and other homogeneous loans for December 31, 2021 and 2020 (in thousands):

	December 31, 2021				December 31, 2020
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total

Not graded	$211,622	$68	$50,421	$262,111	$27,484	$92	$60,414	$87,990
Pass	15,304	12	371	15,687	9,752	15	570	10,337
Special Mention	—	—	—	—	—	—	11	11
Substandard	—	—	453	453	—	—	513	513
Doubtful	—	—	—	—	—	—	—	—
Total	$226,926	$80	$51,245	$278,251	$37,236	$107	$61,508	$98,851

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

COVID-19 – The Company has engaged in more frequent communication with borrowers to better understand their situation and the challenges faced as a result of COVID-19 and its variants. Outside of the student loan portfolio, the Company has not experienced any direct charge-offs related to COVID-19. The allowance for credit loss calculation, and the resulting provision for credit losses, are impacted by changes in economic conditions. Although economic conditions have improved since the pandemic was declared in March 2020, the credit risk in the loan portfolio remains heightened.

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2021 and 2020 (in thousands).

December 31, 2021	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total

Beginning balance	$625	$575	$3,722	$711	$2,614	$275	$8,522
(Recovery of provision) provision for credit losses	(119)	581	(882)	522	1,511	494	2,107

Charge-offs	—	—	—	—	(1,543)	—	(1,543)
Recoveries	91	18	—	—	138	—	247
Net recoveries (charge-offs)	91	18	—	—	(1,405)	—	(1,296)

Ending balance	$597	$1,174	$2,840	$1,233	$2,720	$769	$9,333
Period-end amount allocated to:
Loans individually evaluated for impairment	—	3	—	127	—	—	130
Loans collectively evaluated for impairment	597	1,171	2,840	1,106	2,720	769	9,203
Ending balance	$597	$1,174	$2,840	$1,233	$2,720	$769	$9,333

December 31, 2020	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development	Agricultural	Installment	Unallocated	Total

Beginning balance	$1,322	$712	$2,808	$761	$2,132	$173	$7,908
Provision (recovery of provision) for credit losses	(726)	(227)	1,235	(50)	2,435	102	2,769

Charge-offs	—	(1)	(358)	—	(1,961)	—	(2,320)
Recoveries	29	91	37	0	8	—	165
Net recoveries (charge-offs)	29	90	(321)	0	(1,953)	—	(2,155)

Ending balance	$625	$575	$3,722	$711	$2,614	$275	$8,522
Period-end amount allocated to:
Loans individually evaluated for impairment	—	13	—	196	—	—	209
Loans collectively evaluated for impairment	625	562	3,722	515	2,614	275	8,313
Ending balance	$625	$575	$3,722	$711	$2,614	$275	$8,522

The following summarizes information with respect to the loan balances at December 31, 2021 and 2020.

	December 31, 2021
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and business loans	$—	$42,194	$42,194
Government program loans	—	3,310	3,310
Total commercial and industrial	—	45,504	45,504

Commercial real estate loans	—	331,050	331,050
Residential mortgage loans	146	226,780	226,926
Home improvement and home equity loans	—	80	80
Total real estate mortgage	146	557,910	558,056

Real estate construction and development loans	11,226	143,044	154,270

Agricultural loans	662	59,577	60,239

Installment and student loans	—	51,245	51,245
Total loans	$12,034	$857,280	$869,314

	December 31, 2020
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and business loans	$251	$37,098	$37,349
Government program loans	215	9,950	10,165
Total commercial and industrial	466	47,048	47,514

Commercial real estate loans	878	282,073	282,951
Residential mortgage loans	366	36,870	37,236
Home improvement and home equity loans	—	107	107
Total real estate mortgage	1,244	319,050	320,294

Real estate construction and development loans	11,057	163,959	175,016

Agricultural loans	609	50,470	51,079

Installment and student loans	—	61,508	61,508
Total loans	$13,376	$642,035	$655,411

4.Student Loans

Included in installment loans are $48.5 million and $57.4 million in student loans at December 31, 2021 and 2020 made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency, or fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $2.0 million at December 31, 2021 and $3.2 million at December 31, 2020. At December 31, 2021 there were 901 loans within repayment, deferment, and forbearance which represented $23.8 million, $9.0 million, and $8.2 million, respectively. At December 31, 2020, there were 944 loans within repayment, deferment, and forbearance which represented $28.9 million, $7.4 million and $7.2 million, respectively. No new student loans were originated during the years ended December 31, 2021 and 2020.
As of December 31, 2021 and December 31, 2020, the reserve against the student loan portfolio was $2.6 million and $2.5 million, respectively. There were no TDRs within the portfolio as of December 31, 2021 or December 31, 2020. At December 31, 2021 and December 31, 2020, student loans totaling $453,000 and $513,000 were included in the substandard category, respectively.

ZuntaFi is the third-party servicer for the student loan portfolio. ZuntaFi's services include application administration, processing, approval, documenting, funding, and collection of current and charged off balances. They also provide file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi provides complete program management. ZuntaFi is paid a monthly servicing fee based on the principal balance outstanding. This servicing fee is presented as part of professional fees within noninterest expense.

The following tables summarize the credit quality indicators for outstanding student loans as of December 31, 2021 and December 31, 2020 (in 000's, except for number of loans):

	December 31, 2021			December 31, 2020
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	185	$6,555	$2,021	319	$12,905	$3,201
Grace	28	912	317	34	988	719
Repayment	500	23,834	715	623	28,906	292
Deferment	224	8,984	508	187	7,407	209
Forbearance	177	8,172	1,077	134	7,179	553
Total	1,114	$48,457	$4,638	1,297	$57,385	$4,974

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

Forbearance - The period of time during which the borrower may postpone making principal and interest payments, which may be granted for either hardship or administrative reasons. Interest will continue to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, the delinquency will be covered by the forbearance and all accrued and unpaid interest from the date of delinquency or if none, from the date of beginning of the forbearance period, will be capitalized at the end of each forbearance period. The term of the loan will not change and payments may be increased to allow the loan to pay off in the required time frame. A forbearance that results in only a delay in payment considered insignificant, is not a concessionary change in terms, provided the borrower affirms the obligation. Forbearance is not an uncommon status designation, this designation is standard industry practice, and is consistent with the succession of students migrating to employed medical professionals. However, additional risk is associated with this designation.

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the year ended December 31, 2021, $122,000 in accrued interest receivable was reversed due to charge-offs of $1.4 million within the student loan portfolio. For the year ended December 31, 2020, $125,000 in accrued interest receivable was reversed due to charge-offs of $1.9 million within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of December 31, 2021 and December 31, 2020 (in 000's, except for number of borrowers):

	December 31, 2021		December 31, 2020
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	272	$29,596	304	$34,188
31 - 60 days	10	1,628	4	510
61 - 90 days	3	328	10	875
Greater than 90 days	5	453	5	512
Total	290	$32,005	323	$36,085

5.Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2021	December 31, 2020
Land	$968	$968
Buildings and improvements	16,391	16,111
Furniture and equipment	10,068	9,921
	27,427	27,000
Less accumulated depreciation	(18,477)	(17,890)
Total premises and equipment	$8,950	$9,110

The depreciation expense on Company premises and equipment totaled $1,408,000 and $1,411,000, for the years ended December 31, 2021 and 2020, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

6.Investment in Limited Partnership

The Bank owns a 2.22% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital. At December 31, 2021 and December 31, 2020, the total investment in this limited partnership was $2,480,000, and $2,322,000, respectively. The investment is accounted for under the cost method. During the year ended December 31, 2021, $303,000 in income related to the limited partnership was recognized and is reflected in other non-interest income on the Consolidated Statement of Income. No income was recognized for the year ended December 31, 2020. Remaining unfunded commitments as of December 31, 2021 and 2020 totaled $1,879,000 and $2,239,000, respectively.

7.Deposits

Deposits include the following:

(In thousands)	December 31, 2021	December 31, 2020
Noninterest-bearing deposits	$476,749	$391,897
Interest-bearing deposits:
NOW and money market accounts	529,841	402,566
Savings accounts	113,930	96,669
Time deposits:
Under $250,000	46,631	40,302
$250,000 and over	20,955	21,217
Total interest-bearing deposits	711,357	560,754
Total deposits	$1,188,106	$952,651

At December 31, 2021, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2021	December 31, 2020
One year or less	$58,685	$49,253
More than one year, but less than or equal to two years	7,335	10,577
More than two years, but less than or equal to three years	573	1,021
More than three years, but less than or equal to four years	390	184
More than four years, but less than or equal to five years	603	385
Greater than five years	—	100
	$67,586	$61,520

Deposit balances representing overdrafts reclassified as loan balances totaled $102,000 and $506,000 as of December 31, 2021 and 2020, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $18.4 million and $11.2 million at December 31, 2021 and 2020, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

8.Short-term Borrowings/Other Borrowings

At December 31, 2021, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $320.6 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3.1 million. At December 31, 2021, the Company had uncollateralized lines of credit with PNC of $40 million, Pacific Coast Bankers Bank (PCBB) totaling $50 million, $20 million with Zions First National Bank, and $10 million with Union Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of December 31, 2021, $3.4 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $490.5 million in real-estate secured loans were pledged at December 31, 2021 as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2021, the Company had no outstanding borrowing balances.

The Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $336.8 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $4.9 million at December 31, 2020. At December 31, 2020, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB) and Union Bank totaling $10 million each and a Fed Funds line of $20 million with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of December 31, 2020, $5.3 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $517.5 million in real-estate secured loans were pledged at December 31, 2020, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2020, the Company had no outstanding borrowing balances.

9. Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2032. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of December 31, 2021, the Company had 13 operating leases and no financing leases.

The components of lease expense were as follows:

	Year Ended	Year Ended
(in 000's)	December 31, 2021	December 31, 2020
Operating lease expense	$704	$764
Short-term lease expense	—	—
Variable lease expense	283	249
Sublease income	—	—
Total	$987	$1,013

Supplemental balance sheet information related to leases was as follows:

(in 000's)	December 31, 2021	December 31, 2020
Operating cash flows used in operating leases (years ended)	$691	$764
ROU assets obtained in exchange for new operating lease liabilities	$285	$104
Weighted-average remaining lease terms in years for operating leases	5.06	5.85
Weighted-average discount rate for operating leases	5.13%	5.16%

Maturities of lease liabilities were as follows:

Year Ended
(in 000's)	December 31, 2021
2021	$739
2022	738
2023	580
2024	402
2025	183
Thereafter	432
Total undiscounted cash flows	3,074
Less: present value discount	(369)
Present value of net future minimum lease payments	$2,705

Year Ended
(in 000's)	December 31, 2020
2020	$665
2021	675
2022	674
2023	513
2024	333
Thereafter	580
Total undiscounted cash flows	3,440
Less: present value discount	(473)
Present value of net future minimum lease payments	$2,967

10.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12 million as of December 31, 2021. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of December 31, 2021, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At December 31, 2021, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over remaining life of the debt instrument. These cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with junior subordinated debt. The 3.90% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At December 31, 2021, the total cumulative gain recorded on the debt was $1.3 million.

The net fair value calculation performed as of December 31, 2021 resulted in a pretax loss adjustment of $268,000 for the year ended December 31, 2021, compared to a pretax loss adjustment of $174,000 for the year ended December 31, 2020.

For the year ended December 31, 2021, the $268,000 fair value loss adjustment was separately presented as a $660,000 loss recognized on the consolidated statements of income, and a $392,000 gain associated with the instrument-specific credit risk recognized in other comprehensive income. For the year ended December 31, 2020, the $174,000 fair value loss adjustment was separately presented as a $970,000 gain recognized on the consolidated statements of income, and a $1,144,000 loss associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

11.Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Credit losses not currently deductible	$2,173	$2,906
Deferred compensation	1,230	1,506
Depreciation	311	256
Accrued reserves	75	109
Write-down on other real estate owned	291	291
Unrealized gain on retirement obligation	265	325
Unrealized gain on TRUPs	131	246
Unrealized gain (loss) on available for sale securities	99	(265)
Interest on nonaccrual loans	653	443
Lease liability	798	875
Other	1,528	467
Total deferred tax assets	7,554	7,159
Deferred tax liabilities:
State Tax	(243)	(211)
FHLB dividend	(46)	(46)
Loss on limited partnership investment	(524)	(1,353)
Deferred gain ASC 825 – fair value option	(561)	(771)
Fair value adjustments for purchase accounting	(98)	(98)
Deferred loan costs	(1,553)	(689)
Prepaid expenses	(149)	(239)
Right-of-use asset	(765)	(845)
Total deferred tax liabilities	(3,939)	(4,252)
Net deferred tax assets	$3,615	$2,907

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2021 or December 31, 2020.

Income tax expense for the years ended December 31, consist of the following:

(In thousands)
2021	Federal	State	Total
Current	$2,407	$1,330	$3,737
Deferred	(370)	(151)	(521)
	$2,037	$1,179	$3,216
2020
Current	$1,871	$1,256	$3,127
Deferred	399	(75)	324
	$2,270	$1,181	$3,451

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State franchise tax, net of federal income tax benefit	7.1	8.2
Other	(3.9)	(1.4)
	24.2%	27.8%

The Company periodically reviews its tax positions under the accounting standards related to uncertainty in income taxes, which defines the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term, “more likely than not," means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority. As of December 31, 2021 and 2020, the Company has no uncertain tax positions.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction and California. There are no filings in foreign jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for years before 2018 and 2017 for Federal and California jurisdictions, respectively.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended December 31, 2021 and December 31, 2020 were insignificant.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021.

12.Stock Based Compensation

Options and restricted stock units and awards have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options, units, and awards granted are service awards, and are based solely upon fulfilling a requisite service period (the vesting period). At December 31, 2021, the Company had two stock based compensation plans.

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

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant. All options granted are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant. Restricted stock awards are granted at the prevailing market price of the Company's stock, subject to time based vesting. Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of the common stock on the date of the grant.

Under the 2005 Plan, 34,601 granted options are outstanding and vested (34,601 incentive stock options and zero nonqualified stock options) as of December 31, 2021 and 2020. No options were granted under this plan during the year ended December 31, 2021 and 2020.

Under the 2015 Plan, 87,949 granted stock instruments are outstanding as of December 31, 2021, of which 48,000 are exercisable. Of the 87,949 granted stock instruments, 27,949 are restricted stock units and 60,000 are nonqualified stock options.

A summary of the status of the Company's stock option plan and changes during the year are presented below:

	Shares	Weighted Average Exercise Price
Options outstanding December 31, 2020	94,601	$7.87
Granted during the year	—	—
Exercised during the year	—	—
Forfeited during the year	—	—
Options outstanding December 31, 2021	94,601	$7.87

A summary of the status of the Company's restricted stock and changes during the year are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested units at December 31, 2020	11,924	$10.85
Granted during the year	35,739	7.53
Vested during the year	19,714	8.24
Forfeited during the year	—	—
Non-vested units at December 31, 2021	27,949	$8.45

Included in total outstanding options at December 31, 2021, are 82,601 exercisable shares at a weighted average price of $7.54, a weighted average remaining contract term of 4.03 years and intrinsic value of $145,031.

Included in salaries and employee benefits for the years ended December 31, 2021 and 2020 is $238,000 and $425,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to any year.

As of December 31, 2021 and 2020 there was $61,000 and $147,000, respectively, of total unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 0.97 years.

A summary of the status of the Company's stock option values and activity is presented below:

	December 31, 2021	December 31, 2020
Weighted average grant-date fair value per share of stock options granted	$—	$—
Weighted average fair value of stock options vested	$86,000	$86,000
Total intrinsic value of stock options exercised	$—	$—

As of December 31, 2021 and 2020 there was $218,000 and $106,000, respectively, of total unrecognized compensation expense related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 2.00 years.

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

The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separate service period portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material.

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

13.Employee Benefit Plans

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are immediately 100% vested at the time of contribution.  The Company made matching contributions of $262,000 and $250,000 to the 401(k) Plan for the years ended December 31, 2021 and 2020, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of at least 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 32 years. As of December 31, 2021, the Company maintains a total of twelve Salary Continuation agreements.

The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2021 and 2020, $4,753,000 and $4,731,000, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 1.91% and 1.36%, respectively, and is included in other liabilities on the consolidated balance sheets. Salary continuation expense is included in salaries and benefits expense, and totaled $430,000 and $284,000 for the years ended December 31, 2021 and 2020, respectively.

Included within the twelve total Salary Continuation agreements, the Company has four separate agreements with officers of the Bank and accrues for this salary continuation liability based on anticipated years of service and vesting schedules provided under the individual agreements. The four policies are considered individual contracts, and the Company applies guidance contained in ASC Topic 710. Additionally, the Company purchased company owned life insurance (COLI) and bank owned life insurance policies (BOLI) on the life of the officers in connection with the salary continuation agreements. The COLI policy premiums are paid over a seven year period and the BOLI policy premiums were paid in whole upon purchase of the policies. Life insurance premium expense totaled $42,000 and $30,000 for the years ended December 31, 2021 and 2020.

For the other eight Salary Continuation agreements in place prior to 2015, the Company recognizes in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs, per the guidance contained in ASC Topic 715 “Compensation”. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the Plan. As of December 31, 2021 and 2020, the Company had approximately $627,000 and $770,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the Plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2021 and 2020.

Officer Supplemental Life Insurance Plan

The Company owns Bank-owned life insurance policies (BOLI) and Company-owned life insurance policies (COLI) on certain officers, including those covered under the Salary Continuation Plan above, with a portion of the post-retirement benefit available to the officers’ beneficiaries.  The BOLI and COLI initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $22.3 million and $20.7 million at December 31, 2021 and 2020, and is included on the consolidated balance sheet in cash surrender value of life insurance. These policies resulted in income, net of expense, of approximately $513,000 and $474,000 for the years ended December 31, 2021 and 2020, respectively. Although the Salary Continuation Plan remains unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

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

	Contractual amount – December 31,
(In thousands)	2021	2020
Commitments to extend credit	$239,095	$216,799
Standby letters of credit	1,719	3,668

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2021, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $1.7 million.

During the fourth quarter of 2021, the Company entered into a firm commitment to purchase $15.8 million in 30 year residential mortgage loans with an expected close of first quarter of 2022. The credit metrics for the pool is consistent with pools purchased by the Company during 2021.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

December 31, 2021
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$182,646	$182,645	$3,744	$178,901	$—
Loans	862,200	854,697	—	—	854,697
Accrued interest receivable	7,530	7,530	—	7,530	—
Financial Liabilities:
Deposits:
Noninterest-bearing	476,749	476,749	476,749	—	—
NOW and money market	529,841	529,841	529,841	—	—
Savings	113,930	113,930	113,930	—	—
Time deposits	67,586	67,922	—	—	67,922
Total deposits	1,188,106	1,188,442	1,120,520	—	67,922
Junior subordinated debt	11,189	11,189	—	—	11,189
Accrued interest payable	—	—	—	—	—

December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$86,192	$86,192	$3,851	$82,341	$—
Loans	645,825	636,470	—	—	636,470
Accrued interest receivable	8,164	8,164	—	8,164	—
Financial Liabilities:
Deposits:
Noninterest-bearing	391,897	430,210	430,210	—	—
NOW and money market	402,566	406,707	406,707	—	—
Savings	96,669	94,467	94,467	—	—
Time deposits	61,519	61,806	—	—	61,806
Total deposits	952,651	993,190	931,384	—	61,806
Junior subordinated debt	10,924	10,924	—	—	10,924
Accrued interest payable	—	—	—	—	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. Government agencies, collateralized mortgage obligations, corporate debt instruments, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 assets include certain impaired loans, other real estate owned, and goodwill where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2021.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2021 and 2020:

December 31, 2021				December 31, 2020
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	3.90%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	3.57%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2021 (in 000’s):

Description of Assets	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$33,376	$—	$33,376	$—
U.S Govt collateralized mortgage obligations	64,735	—	64,735	—
Asset-backed securities	4,130	—	4,130	—
Municipal bonds	50,052	—	50,052	—
Treasury securities	15,187	—	15,187	—
Corporate bonds	11,422	—	11,422	—
Total AFS securities	178,902	—	178,902	—

Marketable equity securities (2)	3,744	3,744	—	—

Total	$182,646	$3,744	$178,902	$—

Description of Liabilities	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$11,189	$—	$—	$11,189
Total	$11,189	$—	$—	$11,189

(1)Nonrecurring
(2)Recurring

There were no non-recurring fair value adjustments at December 31, 2021.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2020 (in 000’s):

Description of Assets	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$33,710	$—	$33,710	$—
U.S Govt collateralized mortgage obligations	38,445	—	38,445	—
Total AFS securities	72,155	—	72,155	—

Marketable equity securities (2)	3,851	3,851		—
Impaired Loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	3,364	—	—	3,364
Total impaired loans	3,364	—	—	3,364
Other real estate owned (1)	5,004	—	—	5,004

Total	$84,374	$3,851	$72,155	$8,368

Description of Liabilities	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,924	$—	$—	$10,924
Total	$10,924	$—	$—	$10,924

(1)Nonrecurring
(2)Recurring

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2020 (in 000's).

December 31, 2020
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Adjustment Percentage
Impaired Loans:
Real estate mortgage	$3,364	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	6.00%
Other real estate owned	$5,004	Fair Value of Collateral Method for Collateral Dependent Loans	Adjustment for difference between appraised value and net realizable value	13.69%

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended (in 000’s):

	December 31, 2021	December 31, 2020
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,924	$10,808
Total losses (gains) included in earnings	660	(970)
Total (gains) losses included in OCI	(392)	1,144
Capitalized interest	(3)	(58)
Ending balance	$11,189	$10,924
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$660	$(970)

16.Supplemental Cash Flow Disclosures

	Year Ended December 31,
(In thousands)	2021	2020
Cash paid during the period for:
Interest	$2,083	$2,316
Income Taxes	3,030	3,443
Noncash activities:
Unrealized losses on junior subordinated debentures	392	(1,144)
Unrealized gains on available for sale securities	(1,229)	1,143
Unrealized losses on unrecognized post-retirement costs	203	(135)
Cash dividend declared	1,872	1,870

17.Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic net income per share computation with the numerator and the denominator of the diluted net income per share computation.

	Year Ended December 31,
(In thousands, except earnings per share data)	2021	2020
Net income available to common shareholders	$10,098	$8,961
Weighted average shares outstanding	17,011,379	16,976,704
Add: dilutive effect of stock options	19,495	21,881
Weighted average shares outstanding adjusted for potential dilution	17,030,874	16,998,585
Basic earnings per share	$0.59	$0.53
Diluted earnings per share	$0.59	$0.53
Anti-dilutive shares excluded from earnings per share calculation	67,000	72,000

Dilutive income per share includes the effect of stock options, unvested restricted stock awards, and other potentially dilutive securities using the treasury stock method. There is only one form of outstanding common stock. Holders of unvested restricted stock awards do not receive dividends.

18.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	Year ended December 31, 2021			Year ended December 31, 2020
(in 000's)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$630	$(770)	$(588)	$(175)	$(675)	$218
Current period comprehensive (loss) income, net of tax	(866)	143	277	805	(95)	(806)
Ending balance	$(236)	$(627)	$(311)	$630	$(770)	$(588)
Accumulated other comprehensive loss			$(1,174)			$(728)

19.Investment in York Monterey Properties

The Bank wholly-owns the subsidiary York Monterey Properties Inc., organized as a California corporation. The Bank capitalized the subsidiary through a transfer of eight unimproved lots at a historical cost of $5.3 million comprised of approximately 186.97 acres in the York Highlands subdivision of the Monterra Ranch residential development in Monterey County, California ("Properties") together with cash contributions. The Bank transferred the Properties to York Monterey Properties Inc, in order to maintain ownership beyond the ten year regulatory holding period applicable to a national bank. The Bank acquired five of the lots through a non-judicial foreclosure on or about May 29, 2009. In addition, the Bank purchased three of the lots from another bank. The Bank had continuously held the Properties since the date of foreclosure and acquisition. At the time of transfer, the Properties had reached the end of the ten year regulatory holding period limit.

As of December 31, 2021, the Bank's investment in York Monterey Properties Inc. totaled $5.2 million. York Monterey Properties Inc. is included within the consolidated financial statements of the Company, with $4.6 million of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

As of December 31, 2020, the Bank's investment in York Monterey Properties Inc. totaled $4.7 million. York Monterey Properties Inc. is included within the consolidated financial statements of the Company, with $4.6 million of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2021 and 2020
(In thousands)	2021	2020
Assets
Cash and equivalents	$2,813	$2,810
Investment in bank subsidiary	129,042	126,459
Other assets	1,413	1,332
Total assets	133,268	130,601
Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value)	11,189	10,924
Accrued interest payable	—	—
Dividends declared	1,872	1,870
Other liabilities	—	—
Total liabilities	13,061	12,794
Shareholders' Equity:
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,028,239 at December 31, 2021 and 17,009,883 at December 31, 2020	59,636	59,397
Retained earnings	61,745	59,138
Accumulated other comprehensive (loss) income	(1,174)	(728)
Total shareholders' equity	120,207	117,807
Total liabilities and shareholders' equity	$133,268	$130,601

United Security Bancshares – (parent only)	Year ended December 31,
Income Statements
(In thousands)	2021	2020
Income
Gain (loss) on fair value of junior subordinated debentures	$(660)	$970
Gain on redemption of JR subordinated debentures	—	—
Dividends from subsidiary	7,889	8,025
Total income	7,229	8,995
Expense
Interest expense	179	276
Other expense	217	305
Total expense	396	581
Income before taxes and equity in undistributed income of subsidiary	6,833	8,414
Income tax expense	(199)	115
Equity in undistributed income of subsidiary	3,066	662
Net Income	$10,098	$8,961

United Security Bancshares – (parent only)	Year ended December 31,
Statement of Cash Flows
(In thousands)	2021	2020
Cash Flows From Operating Activities
Net income	$10,098	$8,961
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(3,066)	(662)
Provision for deferred income taxes	80	54
(Gain) loss on fair value of junior subordinated debentures	660	(970)
Decrease in income tax receivable	15	51
Net change in other assets	(295)	185
Net cash provided by operating activities	7,492	7,619
Cash Flows From Financing Activities
Dividends paid	(7,489)	(7,468)
Net cash used in by financing activities	(7,489)	(7,468)
Net increase in cash and cash equivalents	3	151
Cash and cash equivalents at beginning of year	2,810	2,659
Cash and cash equivalents at end of year	$2,813	$2,810

21. Regulatory Matters

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

The final rule became effective January 1, 2020 and banks that meet the qualifying criteria can elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The Company and the Bank meet the qualifying criteria and adopted the community bank leverage ratio framework in the third quarter 2020. The CARES Act reduced the required community bank leverage ratio to 8% until December 31, 2020 and 8.5% through December 31, 2021. As of December 31, 2021, the Company and Bank met all capital adequacy requirements to which they were subject.

The following table shows the Company's and the Bank's regulatory capital and regulatory capital ratios at December 31, 2021 and 2020 as compared to the applicable capital adequacy guidelines:

	Actual		Minimum requirement for Community Bank Leverage Ratio (1) (2)
	Amount	Ratio	Amount	Ratio
As of December 31, 2021 (Company):
Tier 1 Leverage (to Average Assets)	$127,618	9.79%	$110,748	8.50%
As of December 31, 2021 (Bank):
Tier 1 Leverage (to Average Assets)	125,416	9.64%	$110,624	8.50%
As of December 31, 2020 (Company):
Tier 1 Leverage (to Average Assets)	124,507	11.37%	$87,577	8.00%
As of December 31, 2020 (Bank):
Tier 1 Leverage (to Average Assets)	122,112	11.17%	$87,491	8.00%
(1) The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowers this to 8.0% through December 31, 2020 and 8.5% through December 31, 2021.
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

Dividends paid to shareholders are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that distributions may be made to shareholders if retained earnings immediately prior to the dividend payment are at least equal to the amount of the proposed distribution or if, immediately after the distribution, the value of assets equals the sum of total liabilities. The primary source of funds with which dividends will be paid to shareholders come from cash dividends received by the Holding Company from the Bank. During the year ended December 31, 2021, the Holding Company paid $7,486,000 in cash dividends to shareholders.

The Bank is subject to dividend restrictions set forth in California state banking law and administered by the DFPI. Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the DFPI, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the DFPI. Notwithstanding the foregoing, if the DFPI finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the DFPI may prevent the bank from paying a dividend. The FRB may also limit dividends paid by the Bank. During the year ended December 31, 2021, the Bank paid cash dividends of $7,889,000 to the Holding Company in order to fund the Holding Company's operating costs, payments of interest on junior subordinated debentures, estimated tax payments, and cash dividends paid to shareholders.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s management has determined that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2021. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2021.
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

  None.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders ("Proxy Statement").

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

Item 15 - Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements

The following Consolidated Financial Statements are set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2021 and 2020

Consolidated Statements of Income - Years Ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2021 and 2020

Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows - Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(a)(2)           Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (5)

10.3	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (2)

10.4	Amended and Restated Change in Control Agreement for David Eytcheson (5)

10.5	USB 2005 Stock Option Plan (3)

10.6	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.7	Executive Salary Continuation Agreement for Bhavneet Gill (5)

10.8	Change in Control Agreement for Bhavneet Gill (5)

10.9	Executive Salary Continuation Agreement for William Yarbenet (5)

10.10	Change in Control Agreement for William Yarbenet (5)

10.11	Employment Agreement for William Yarbenet (5)

10.12	Change in Control Agreement for Robert Oberg (6)

10.13	Executive Salary Continuation Agreement for Robert Oberg (filed herewith)

11.1	Computation of earnings per share

See Note 19 to Consolidated Financial Statements set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) the Consolidated Statements of Income for the years ended December 31, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

United Security Bancshares

March 9, 2022	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 9, 2022	/S/ Bhavneet Gill
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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 9, 2022	/s/ Stanley J. Cavalla
Director

Date:	March 9, 2022	/s/ Tom Ellithorpe
Director

Date:	March 9, 2022	/s/ Heather Hammack
Director

Date:	March 9, 2022	/s/ Benjamin Mackovak
Director

Date:	March 9, 2022	/s/ Nabeel Mahmood
Director

Date:	March 9, 2022	/s/ Kenneth D. Newby
Director

Date:	March 9, 2022	/s/ Sue Quigley
Director

Date:	March 9, 2022	/s/ Brian Tkacz
Director

Date:	March 4, 2022	/s/ Dora Westerlund
Director

Date:	March 4, 2022	/s/ Mike Woolf
Director