Form 10-Q
period 2022-03-31
UNITED SECURITY BANCSHARES
filed 2022-05-06
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2022: 17,034,407

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2022 and December 31, 2021

(in thousands except shares)	March 31, 2022	December 31, 2021
Assets
Cash and noninterest-bearing deposits in other banks	$38,243	$31,057
Due from Federal Reserve Bank ("FRB")	186,691	188,162
Cash and cash equivalents	224,934	219,219
Investment securities (at fair value)
Available-for-sale ("AFS") securities	179,964	178,902
Marketable equity securities	3,563	3,744
Total investment securities	183,527	182,646
Loans	876,963	869,314
Unearned fees and unamortized loan origination costs - net	2,416	2,219
Allowance for credit losses	(9,276)	(9,333)
Net loans	870,103	862,200
Premises and equipment - net	8,920	8,950
Accrued interest receivable	7,801	7,530
Other real estate owned	4,582	4,582
Goodwill	4,488	4,488
Deferred tax assets - net	6,974	3,615
Cash surrender value of life insurance	22,477	22,338
Operating lease right-of-use assets	2,443	2,594
Other assets	13,553	12,782
Total assets	$1,349,802	$1,330,944

Liabilities & Shareholders' Equity
Liabilities
Deposits
Non-interest-bearing	$465,043	$476,749
Interest-bearing	749,289	711,357
Total deposits	1,214,332	1,188,106

Operating lease liabilities	2,554	2,705
Other liabilities	8,455	8,737
Junior subordinated debentures (at fair value)	10,887	11,189
Total liabilities	1,236,228	1,210,737
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,034,407 at March 31, 2022 and 17,028,239 at December 31, 2021	59,736	59,636
Retained earnings	62,313	61,745
Accumulated other comprehensive loss	(8,475)	(1,174)
Total shareholders' equity	113,574	120,207
Total liabilities and shareholders' equity	$1,349,802	$1,330,944

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2022	2021
Interest Income:
Interest and fees on loans	$9,119	$8,071
Interest on investment securities	790	387
Interest on deposits in FRB	82	62
Total interest income	9,991	8,520

Interest Expense:
Interest on deposits	508	427
Interest on other borrowed funds	45	46
Total interest expense	553	473

Net Interest Income	9,438	8,047
Provision for Credit Losses	5	375
Net Interest Income after Provision for Credit Losses	9,433	7,672

Noninterest Income:
Customer service fees	654	656
Increase in cash surrender value of bank-owned life insurance	139	132
Unrealized loss on fair value of marketable equity securities	(182)	(60)
Loss on fair value of junior subordinated debentures	(999)	(1,033)
Gain on sale of investment securities	30	—
Gain on sale of assets	—	13
Other	152	133
Total noninterest loss	(206)	(159)

Noninterest Expense:
Salaries and employee benefits	3,049	3,024
Occupancy expense	780	856
Data processing	115	87
Professional fees	949	827
Regulatory assessments	231	166
Director fees	118	92
Correspondent bank service charges	25	19
Net (gain) cost on operation and sale of OREO	(8)	25
Other	557	469
Total noninterest expense	5,816	5,565

Income Before Provision for Taxes	3,411	1,948
Provision for Taxes on Income	968	537
Net Income	$2,443	$1,411

Net Income per common share
Basic	$0.14	$0.08
Diluted	$0.14	$0.08
Shares on which net income per common shares were based
Basic	17,030,409	17,010,131
Diluted	17,051,819	17,026,752

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2022	2021
Net Income	$2,443	$1,411

Unrealized holdings loss on debt securities	(11,689)	(1,074)
Unrealized gains on unrecognized post-retirement costs	23	24
Unrealized gain on junior subordinated debentures	1,302	972
Other comprehensive loss, before tax	(10,364)	(78)
Tax benefit related to debt securities	3,455	317
Tax expense related to unrecognized post-retirement costs	(7)	(7)
Tax expense related to junior subordinated debentures	(385)	(287)
Total other comprehensive loss	(7,301)	(55)
Comprehensive loss (income)	$(4,858)	$1,356

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total

Balance December 31, 2020	17,009,883	$59,397	$59,138	$(728)	$117,807
(1) Excludes 11,924 unvested restricted shares

Other comprehensive loss				(55)	(55)
Dividends payable ($0.11 per share)			(1,876)		(1,876)
Restricted stock units released	405				—
Stock-based compensation expense		46			46
Net income			1,411		1,411
Balance March 31, 2021	17,010,288	$59,443	$58,673	$(783)	$117,333
(2) Excludes 41,424 unvested restricted shares

Other comprehensive income				145	145
Dividends payable ($0.11 per share)			(1,870)		(1,870)
Stock-based compensation expense		53			53
Net income			2,704		2,704
Balance June 30, 2021	17,010,288	$59,496	$59,507	$(638)	$118,365
(3) Excludes 41,424 unvested restricted shares

Other comprehensive loss				(30)	(30)
Dividends payable ($0.11 per share)			(1,871)		(1,871)
Stock-based compensation expense		53			53
Net income			2,611		2,611
Balance September 30, 2021	17,010,288	$59,549	$60,247	$(668)	$119,128
(4) Excludes 41,424 unvested restricted shares

Other comprehensive loss				(506)	(506)
Dividends payable ($0.11 per share)			(1,872)		(1,872)
Restricted stock units released	17,951				—
Tax benefit from RSUs released		(10)			(10)
Director stock grant		44			44
Stock-based compensation expense		53			53
Net income			3,370		3,370
Balance December 31, 2021	17,028,239	$59,636	$61,745	$(1,174)	$120,207
(5) Excludes 27,949 unvested restricted shares

Other comprehensive loss				(7,301)	(7,301)
Dividends payable ($0.11 per share)			(1,875)		(1,875)
Restricted stock units released	6,168				—
Tax benefit from RSUs released		(1)			(1)
Director stock grant		48			48
Stock-based compensation expense		53			53
Net income			2,443		2,443
Balance March 31, 2022	17,034,407	$59,736	$62,313	$(8,475)	$113,574
(6) Excludes 26,949 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Cash Flows From Operating Activities:
Net Income	$2,443	$1,411
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	5	375
Depreciation and amortization	311	358
Amortization of operating lease right-of-use assets	(151)	(129)
Amortization of premium/discount on investment securities, net	197	233
Gain on sale of investment securities	(30)	—
Increase in accrued interest receivable	(271)	(418)
(Decrease) increase in accrued interest payable	(1)	1
Decrease in accounts payable and accrued liabilities	(248)	(290)
(Increase) decrease in unearned fees and unamortized loan origination costs, net	(219)	141
Decrease in income taxes receivable	1,263	842
Unrealized loss on marketable equity securities	182	60
Stock-based compensation expense	100	46
Benefit (provision) for deferred income taxes	89	(18)
Increase in cash surrender value of bank-owned life insurance	(139)	(132)
Loss on fair value option of junior subordinated debentures	999	1,033
Net (increase) decrease in other assets	(2,275)	1,113
Net cash provided by operating activities	2,255	4,626

Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(6)	—
Purchases of available-for-sale securities	(34,734)	(68,156)
Principal payments of available-for-sale securities	6,140	5,641
Cash proceeds from sale of investment securities	15,676	—
Net increase in loans	(7,689)	(20,631)
Cash proceeds from sales of other real estate owned	—	163
Purchase of bank-owned life insurance	—	(920)
Capital expenditures of premises and equipment	(281)	(143)
Net cash used in investing activities	(20,894)	(84,046)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	29,178	93,779
Net (decrease) increase in time deposits	(2,952)	1,351
Dividends on common stock	(1,872)	(1,870)
Net cash provided by financing activities	24,354	93,260

Net increase in cash and cash equivalents	5,715	13,840
Cash and cash equivalents at beginning of period	219,219	294,069
Cash and cash equivalents at end of period	$224,934	$307,909

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in its 2021 Annual Report on Form 10-K. These interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. This ASU provides new guidance on the treatment of troubled debt restructurings in relation to the adoption of the CECL model for the accounting for credit losses (see note above regarding ASU 2016-13). Previous accounting guidance related to troubled debt restructurings is eliminated and new disclosure requirements are adopted in regard to loan refinancing and restructurings made to borrowers experiencing financial difficulties under the assumption that the CECL model will capture credit losses related to trouble debt restructurings. New disclosures regarding gross write-offs for financing receivables by year of origination are also included in the update. This update will be incorporated along with the implementation of CECL and the Company is currently evaluating the impact this update will have on its consolidated financial statements.

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2022 and December 31, 2021:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
March 31, 2022
Securities available-for-sale:
U.S. Government agencies	$10,685	$6	$(99)	$10,592
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	88,363	61	(5,773)	82,651
U.S. Treasury securities	20,162	—	(442)	19,720
Municipal bonds	50,824	—	(5,287)	45,537
Corporate bonds	21,953	100	(589)	21,464
Total securities available for sale	$191,987	$167	$(12,190)	$179,964

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2021
Securities available-for-sale:
U.S. Government agencies	$33,206	$260	$(90)	$33,376
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	64,880	184	(329)	64,735
U.S. Treasury securities	15,186	1	—	15,187
Asset-backed securities	4,092	38	—	4,130
Municipal bonds	50,872	86	(906)	50,052
Corporate bonds	11,000	429	(7)	11,422
Total securities available for sale	$179,236	$998	$(1,332)	$178,902

The amortized cost and fair value of securities available for sale at March 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed pay downs.

	March 31, 2022
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$—	$—
Due after one year through five years	24,700	24,153
Due after five years through ten years	59,968	55,958
Due after ten years	18,955	17,202
Collateralized mortgage obligations	88,364	82,651
	$191,987	$179,964

Proceeds and gross realized gains (losses from sales of investment securities for the periods ended March 31, 2022 and 2021 are shown below:

Available-for-Sale Securities (in 000's)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Proceeds from sales or calls	15,676	—
Gross realized gains from sales or calls	78	—
Gross realized losses from sales or calls	(48)	—

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company. There were no other-than-temporary impairment losses for the three month periods ended March 31, 2022 and March 31, 2021.

At March 31, 2022, available-for-sale securities with an amortized cost of approximately $86.3 million (fair value of $81.5 million) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
March 31, 2022	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$—	$—	$8,087	$(99)	$8,087	$(99)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	73,400	(5,419)	3,382	(354)	76,782	(5,773)
Corporate bonds	13,530	(589)	—	—	13,530	(589)
Municipal bonds	34,239	(3,857)	11,298	(1,430)	45,537	(5,287)
U.S. Treasury securities	19,720	(442)	—	—	19,720	(442)
Total impaired securities	$140,889	$(10,307)	$22,767	$(1,883)	$163,656	$(12,190)

December 31, 2021
Securities available for sale:
U.S. Government agencies	$—	$—	$9,699	$(90)	$9,699	$(90)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	37,258	(329)	23	—	37,281	(329)
Corporate bonds	5,993	(7)	—	—	5,993	(7)
Municipal bonds	39,551	(896)	228	(10)	39,779	(906)
U.S. Treasury securities	7,416	—	—	—	7,416	—
Total impaired securities	$90,218	$(1,232)	$9,950	$(100)	$100,168	$(1,332)

Temporarily impaired securities at March 31, 2022, were comprised of forty-six municipal bonds, thirty-three U.S. government sponsored entities and agencies collateralized by mortgage obligations securities, four U.S. government agency securities, four corporate bonds, and three U.S. treasury securities.

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

The Company considers many factors in determining OTTI, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-

temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at the time of the evaluation.

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

At March 31, 2022, the decline in fair value of the forty-six municipal bonds, thirty-three U.S. government sponsored entities and agencies collateralized by mortgage obligations securities, four U.S. government agency securities, four corporate bonds, and three U.S. treasury securities is attributable to changes in interest rates, and not credit quality. Because the Company does not intend to sell these impaired securities, and it is more likely than not that it will not be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2022.

During the quarters ended March 31, 2022 and 2021, the Company recognized $182,000 and $60,000 of unrealized holding losses related to marketable equity securities, related to one mutual fund, in the consolidated statements of income.

The Company had no held-to-maturity or trading securities at March 31, 2022 or December 31, 2021.

3.Loans

Loans are comprised of the following:

(in 000's)	March 31, 2022	December 31, 2021
Commercial and industrial:
Commercial and business loans	$38,725	$42,194
Government program loans	221	3,310
Total commercial and industrial	38,946	45,504
Real estate mortgage:
Commercial real estate	330,870	331,050
Residential mortgages	256,911	226,926
Home improvement and home equity loans	74	80
Total real estate mortgage	587,855	558,056
Real estate construction and development	152,967	154,270
Agricultural	47,795	60,239
Installment and student loans	49,400	51,245
Total loans	$876,963	$869,314

The Company's directly originated loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company purchases residential mortgage loans and participates in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 4.4% of total loans at March 31, 2022 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Included within the balance of Commercial and industrial loans is $144,000 in Paycheck Protection Program ("PPP") loans administrated by the SBA. PPP loans have a two or five year term and earn interest at 1%. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The fees are recognized as income over the contractual life of the loan. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Real estate mortgage loans, representing 67.0% of total loans at March 31, 2022, are typically secured by either trust deeds on primarily commercial property or by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 17.4% of total loans at March 31, 2022, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 5.5% of total loans at March 31, 2022 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 5.6% of total loans at March 31, 2022 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See "Note 4 - Student Loans" for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2022 and December 31, 2021, these financial instruments include commitments to extend credit of $203.6 million and $239.1 million, respectively, and standby letters of credit of $1.7 million at both period ends. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of delinquent loans at March 31, 2022 (in 000's):

March 31, 2022	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$179	$—	$—	$179	$38,546	$38,725	$—
Government program loans	—	—	—	—	221	221	—
Total commercial and industrial	179	—	—	179	38,767	38,946	—

Commercial real estate loans	—	—	—	—	330,870	330,870	—
Residential mortgages	—	—	—	—	256,911	256,911	—
Home improvement and home equity loans	11	—	—	11	63	74	—
Total real estate mortgage	11	—	—	11	587,844	587,855	—

Real estate construction and development loans	—	—	9,021	9,021	143,946	152,967	—
Agricultural loans	—	—	183	183	47,612	47,795	—
Installment and student loans	691	420	—	1,111	48,289	49,400	—

Total loans	$881	$420	$9,204	$10,505	$866,458	$876,963	$—

The following is a summary of delinquent loans at December 31, 2021 (in 000's):

December 31, 2021	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$42,194	$42,194	$—
Government program loans	—	—	—	—	3,310	3,310	—
Total commercial and industrial	—	—	—	—	45,504	45,504	—

Commercial real estate loans	—	—	—	—	331,050	331,050	—
Residential mortgages	6,745	—	—	6,745	220,181	226,926	—
Home improvement and home equity loans	12	—	—	12	68	80	—
Total real estate mortgage	6,757	—	—	6,757	551,299	558,056	—

Real estate construction and development loans	—	—	9,021	9,021	145,249	154,270	—
Agricultural loans	—	—	209	209	60,030	60,239	—
Installment and student loans	1,628	328	453	2,409	48,836	51,245	453

Total loans	$8,385	$328	$9,683	$18,396	$850,918	$869,314	$453

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2022 or December 31, 2021.

The following is a summary of nonaccrual loan balances at March 31, 2022 and December 31, 2021 (in 000's).

	March 31, 2022	December 31, 2021
Commercial and business loans	$—	$—
Government program loans	—	—
Total commercial and industrial	—	—

Commercial real estate loans	—	—
Residential mortgages	—	—
Home improvement and home equity loans	—	—
Total real estate mortgage	—	—

Real estate construction and development loans	11,147	11,226
Agricultural loans	183	212
Installment and student loans	—	—

Total nonaccrual loans	$11,330	$11,438

Impaired Loans

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

The following is a summary of impaired loans at March 31, 2022 (in 000's).

March 31, 2022	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$—	$—	$—	$—	$—	$—	$—
Government program loans	—	—	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—	—	—

Commercial real estate loans	—	—	—	—	—	—	—
Residential mortgages	144	—	145	145	6	145	1
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	144	—	145	145	6	145	1

Real estate construction and development loans	11,147	11,147	—	11,147	—	11,187	62
Agricultural loans	651	470	183	653	113	657	8
Installment and student loans	—	—	—	—	—	—	—

Total impaired loans	$11,942	$11,617	$328	$11,945	$119	$11,989	$71

(1) The recorded investment in loans includes accrued interest receivable of $3.
(2) Information is based on quarter ended March 31, 2022.

The following is a summary of impaired loans at December 31, 2021 (in 000's).

December 31, 2021	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$—	$—	$—	$—	$—	$156	$—
Government program loans	—	—	—	—	—	110	—
Total commercial and industrial	—	—	—	—	—	266	—

Commercial real estate loans	—	—	—	—	—	538	—
Residential mortgages	146	—	146	146	3	377	6
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	146	—	146	146	3	915	6

Real estate construction and development loans	11,226	11,226	—	11,226	—	11,133	272
Agricultural loans	660	453	209	662	127	499	41

Installment and student loans	—	—	—	—	—	—	—

Total impaired loans	$12,032	$11,679	$355	$12,034	$130	$12,813	$319

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

For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $64,000 and $69,000 for the quarters ended March 31, 2022 and 2021, respectively.

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

There were no TDR additions or defaults for the quarters ended March 31, 2022 and March 31, 2021.

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At March 31, 2022, the Company had 4 restructured loans totaling $2.5 million as compared to 5 restructured loans totaling $2.6 million at December 31, 2021.

The following tables summarize TDR activity by loan category for the quarters ended March 31, 2022 and March 31, 2021 (in 000's).

Three Months Ended March 31, 2022	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$146	$—	$2,206	$242	$—	$2,594

Additions	—	—	—	—	—	—	—	—

Principal reductions	—	—	(2)	—	(80)	(59)	—	(141)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$144	$—	$2,126	$183	$—	$2,453

Allowance for loan loss	$—	$—	$6	$—	$—	$113	$—	$119
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Three Months Ended March 31, 2021	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$365	$—	$2,452	$609	$—	$3,426

Additions	—	—	—	—	—	—	—	—

Principal reductions	—	—	(3)	—	(51)	(161)	—	(215)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$362	$—	$2,401	$448	$—	$3,211

Allowance for loan loss	$—	$—	$13	$—	$—	$175	$—	$188
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

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

-    Grade 7 – This grade includes “substandard” loans which are inadequately supported by the current sound net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that may impair the regular liquidation of the debt. When a loan has been downgraded to "substandard," there exists a distinct possibility that the Company will sustain a loss if the deficiencies are not corrected. Substandard loans may also include impaired loans.

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

The Company did not carry any loans graded as loss at March 31, 2022 or December 31, 2021.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2022 and December 31, 2021:

March 31, 2022	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$352	$—	$—	$—	$352
Grade 3	—	—	—	—	—
Grades 4 and 5 – pass	38,593	294,684	141,820	43,567	518,664
Grade 6 – special mention	—	36,186	—	1,943	38,129
Grade 7 – substandard	—	—	11,147	2,286	13,433
Grade 8 – doubtful	—	—	—	—	—
Total	$38,945	$330,870	$152,967	$47,796	$570,578

December 31, 2021	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$3,447	$—	$—	$—	$3,447
Grade 3	—	92	—	—	92
Grades 4 and 5 – pass	42,054	301,866	143,044	46,739	533,703
Grade 6 – special mention	—	29,092	—	11,197	40,289
Grade 7 – substandard	3	—	11,226	2,303	13,532
Grade 8 – doubtful	—	—	—	—	—
Total	$45,504	$331,050	$154,270	$60,239	$591,063

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

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$241,980	$63	$49,090	$291,133	$211,622	$68	$50,421	$262,111
Pass	14,931	11	310	15,252	15,304	12	371	15,687
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	453	453
Doubtful	—	—	—	—	—	—	—	—
Total	$256,911	$74	$49,400	$306,385	$226,926	$80	$51,245	$278,251

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

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2022 and 2021 (in 000's)

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
March 31, 2022
Beginning balance	$597	$1,174	$2,840	$1,233	$2,720	$769	$9,333
Provision (recapture of provision) for credit losses	(306)	117	57	(292)	262	167	5

Charge-offs	—	—	—	—	(358)	—	(358)
Recoveries	268	4	—	16	8	—	296
Net recoveries (charge-offs)	268	4	—	16	(350)	—	(62)

Ending balance	$559	$1,295	$2,897	$957	$2,632	$936	$9,276
Period-end amount allocated to:
Loans individually evaluated for impairment	—	6	—	113	—	—	119
Loans collectively evaluated for impairment	559	1,289	2,897	844	2,632	936	9,157
Ending balance	$559	$1,295	$2,897	$957	$2,632	$936	$9,276

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
March 31, 2021
Beginning balance	$625	$575	$3,722	$711	$2,614	$275	$8,522
Provision (recapture of provision) for credit losses	(132)	(30)	108	(46)	499	(24)	375

Charge-offs	—	—	—	—	(392)	—	(392)
Recoveries	35	6	—	—	3	—	44
Net (charge-offs) recoveries	35	6	—	—	(389)	—	(348)

Ending balance	$528	$551	$3,830	$665	$2,724	$251	$8,549
Period-end amount allocated to:
Loans individually evaluated for impairment	—	13	—	175	—	—	188
Loans collectively evaluated for impairment	528	538	3,830	490	2,724	251	8,361
Ending balance	$528	$551	$3,830	$665	$2,724	$251	$8,549

The following summarizes information with respect to the loan balances at March 31, 2022 and 2021.

	March 31, 2022			March 31, 2021
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$—	$38,725	$38,725	$227	$33,336	$33,563
Government program loans	—	221	221	160	13,583	13,743
Total commercial and industrial	—	38,946	38,946	387	46,919	47,306

Commercial real estate loans	—	330,870	330,870	867	293,694	294,561
Residential mortgage loans	145	256,766	256,911	363	33,238	33,601
Home improvement and home equity loans	—	74	74	—	101	101
Total real estate mortgage	145	587,710	587,855	1,230	327,033	328,263

Real estate construction and development loans	11,147	141,820	152,967	11,006	179,085	190,091

Agricultural loans	653	47,142	47,795	448	51,256	51,704

Installment and student loans	—	49,400	49,400	—	58,330	58,330

Total loans	$11,945	$865,018	$876,963	$13,071	$662,623	$675,694
4.Student Loans

Included in the installment and student loans segment of the loan portfolio are $46.6 million and $48.5 million in student loans at March 31, 2022 and December 31, 2021, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $2.2 million at March 31, 2022 and $2.3 million at December 31, 2021. At March 31, 2022 there were 887 loans within repayment, deferment, and forbearance which represented $18.8 million, $10.4 million, and $10.6 million, respectively. At December 31, 2021, there were 901 loans within repayment, deferment, and forbearance which represented $23.8 million, $9.0 million and $8.2 million, respectively. As of March 31, 2022 and December 31, 2021, the reserve against the student loan portfolio was $2.6 million and $2.6 million, respectively. There were no TDRs within the portfolio as of March 31, 2022 or December 31, 2021. At March 31, 2022, there were no student loans in the substandard category. At December 31, 2021, there were $453,000 in student loans included in the substandard category. There were no student loans in the doubtful or loss categories at March 31, 2022 and December 31, 2021. There were no new student loans originated in 2021 and 2022.

ZuntaFi is the third-party servicer for the student loan portfolio. ZuntaFi's services include application administration, processing, approval, documenting, funding, and collection. They also provide borrower file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi provides complete program management. ZuntaFi is paid a monthly servicing fee based on the outstanding principal balance. The servicing fee is presented as part of professional fees within noninterest expense.

The following tables summarize the credit quality indicators for outstanding student loans as of March 31, 2022 and December 31, 2021 (in 000's, except for number of borrowers):

	March 31, 2022			December 31, 2021
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	180	$6,360	$2,042	185	$6,555	$2,021
Grace	16	392	173	28	912	317
Repayment	419	18,783	503	500	23,834	715
Deferment	249	10,444	1,225	224	8,984	508
Forbearance	219	10,619	895	177	8,172	1,077
Total	1,083	$46,598	$4,838	1,114	$48,457	$4,638

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

Repayment - The time in which the borrower is no longer attending school at least half-time, and has not received an approved grace, deferment, or forbearance. Regular payment is expected from these borrowers under an allotted payment plan.

Deferment - May be granted up to 48 months for borrowers who have begun the repayment period on their loans but are (1) actively enrolled in an eligible school at least half time, or (2) are actively enrolled in an approved and verifiable medical residency, internship, or fellowship program.

Forbearance - The period of time during which the borrower may postpone making principal and interest payments, which may be granted for either hardship or administrative reasons. Interest will continue to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, the delinquency will be covered by the forbearance and all accrued and unpaid interest from the date of delinquency or if none, from the date of beginning of the forbearance period, will be capitalized at the end of each forbearance period. The term of the loan will not change and payments may be increased to allow the loan to pay off in the required time frame. A forbearance that results in only an insignificant delay in payment, is not considered a concessionary change in terms, provided the borrower affirms the obligation. Forbearance is not an uncommon status designation, this designation is standard industry practice, and is consistent with the succession of students migrating to employed medical professionals. However, additional risk is associated with this designation. In addition to forbearance granted for hardship or administrative reasons, the Company provided up to 18 months of additional disaster forbearance to those borrowers impacted by Hurricane Maria in 2017 and is providing additional forbearance related to COVID-19.

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the quarter ended March 31, 2022, $14,000 in accrued interest receivable was reversed, due to charge-offs of $353,000. For the quarter ended March 31, 2021, $28,000 in accrued interest receivable was reversed, due to charge-offs of $380,000 within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of March 31, 2022 and December 31, 2021 (in 000's, except for number of borrowers):

	March 31, 2022		December 31, 2021
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	258	$28,291	272	$29,596
31 - 60 days	7	691	10	1,628
61 - 90 days	4	420	3	328
91 - 120 days	—	—	5	453
Total	269	$29,402	290	$32,005
5.Deposits

Deposits include the following:

(in 000's)	March 31, 2022	December 31, 2021
Noninterest-bearing deposits	$465,043	$476,749
Interest-bearing deposits:
NOW and money market accounts	556,361	529,841
Savings accounts	128,294	113,930
Time deposits:
Under $250,000	44,278	46,631
$250,000 and over	20,356	20,955
Total interest-bearing deposits	749,289	711,357
Total deposits	$1,214,332	$1,188,106

6.Short-term Borrowings/Other Borrowings

At March 31, 2022, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $384.5 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2.7 million. At March 31, 2022, the Company had uncollateralized lines of credit with PNC Bank of $40 million, with Pacific Coast Bankers Bank (PCBB) totaling $50 million, $20 million with Zions First National Bank and $10 million with Union Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of March 31, 2022, $2.9 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $495.8 million in secured and unsecured loans were pledged at March 31, 2022, as collateral for borrowing lines with the Federal Reserve Bank. At March 31, 2022, the Company had no outstanding borrowings.

At December 31, 2021, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $320.6 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $3.1 million. At December 31, 2021, the Company had uncollateralized lines of credit with PNC of $40 million, with Pacific Coast Bankers Bank ("PCBB") totaling $50 million, $20 million with Zions First National Bank, and $10 million with Union Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of December 31, 2021, $3.4 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $490.5 million in secured and unsecured loans were pledged at December 31, 2021, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2021, the Company had no outstanding borrowings.

7.Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2032. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of March 31, 2022, the Company had 13 operating leases and no financing leases.

The components of lease expense were as follows:

	Three Months Ended
(in 000's)	March 31, 2022	March 31, 2021
Operating lease expense	$184	$168
Variable lease expense	—	80
Total	$184	$248
Supplemental balance sheet information related to leases was as follows:

(in 000's)	March 31, 2022
Operating cash flows from operating leases	$184
Weighted-average remaining lease term in years for operating leases	4.89
Weighted-average discount rate for operating leases	5.13%
Maturities of lease liabilities were as follows:

(in 000's)	March 31, 2022
2023	$740
2024	734
2025	519
2026	335
2027	159
Thereafter	402
Total undiscounted cash flows	2,889
Less: present value discount	(335)
Present value of net future minimum lease payments	$2,554

8.Supplemental Cash Flow Disclosures

	Three months ended March 31,
(in 000's)	2022	2021
Cash paid during the period for:
Interest	$554	$473
Income taxes	—	—
Noncash investing activities:
Unrealized gain on unrecognized post retirement costs	23	24
Unrealized loss on available for sale securities	(11,689)	(1,074)
Unrealized gain on junior subordinated debentures	1,302	972
Cash dividend declared	1,875	1,876
9.Dividends on Common Stock

On March 22, 2022, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 18, 2022, to shareholders of record as of April 6, 2022. Approximately $1,874,000 was transferred from retained earnings to dividends payable as of March 31, 2022 to allow for distribution of the dividend to shareholders.

The Company has a program to repurchase up to $3 million of its outstanding common stock. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. At this time, no shares have been repurchased.

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended March 31,
	2022	2021
Net income (000's, except per share amounts)	$2,443	$1,411

Weighted average shares issued	17,030,409	17,010,131
Add: dilutive effect of stock options	21,410	16,621
Weighted average shares outstanding adjusted for potential dilution	17,051,819	17,026,752

Basic earnings per share	$0.14	$0.08
Diluted earnings per share	$0.14	$0.08
Anti-dilutive stock options excluded from earnings per share calculation	97,000	101,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2022 and December 31, 2021, the Company had no recorded valuation allowance. The Company is no longer subject to examinations by taxing authorities for years before 2018 and 2017 for Federal and California jurisdictions, respectively.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized on uncertain tax positions during the periods ended March 31, 2022 and 2021 were insignificant.

The Company reported a provision for income taxes of $968,000 for the quarter ended March 31, 2022 as compared to the $537,000 provision reported in the comparable period of 2021. The effective tax rate was 28.38% for the quarter ended March 31, 2022 as compared to 27.57% for the comparable period of 2021.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of March 31, 2022 and December 31, 2021. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of March 31, 2022, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At March 31, 2022, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The 4.99% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.At March 31, 2022, the total cumulative gain recorded on the debt is $1.6 million.

The net fair value calculation performed as of March 31, 2022 resulted in a net pretax gain adjustment of $303,000 for the quarter ended March 31, 2022 compared to a net pretax loss adjustment of $61,000 for the quarter ended March 31, 2021.

For the quarter ended March 31, 2022, the net $303,000 fair value gain adjustment was separately presented as a $999,000 loss ($704,000, net of tax) recognized on the consolidated statements of income, and a $1.3 million gain ($917,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended March 31, 2021, the net $61,000 fair value loss adjustment was separately presented as a $1.0 million loss ($728,000, net of tax) recognized on the consolidated statements of income, and a $972,000 gain ($685,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

March 31, 2022
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$183,522	$183,522	$3,560	$179,962	$—
Loans	870,103	851,030	—	—	851,030
Accrued interest receivable	7,801	7,801	—	7,801	—
Financial Liabilities:
Deposits:
Noninterest-bearing	465,043	465,043	465,043	—	—
NOW and money market	556,361	556,361	556,361	—	—
Savings	128,294	128,294	128,294	—	—
Time deposits	64,634	64,068	—	—	64,068
Total deposits	1,214,332	1,213,766	1,149,698	—	64,068
Junior subordinated debt	10,887	10,887	—	—	10,887

December 31, 2021
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$182,646	$182,651	$3,744	$178,907	$—
Loans	862,200	854,697	—	—	854,697
Accrued interest receivable	7,530	7,530	—	7,530	—
Financial Liabilities:
Deposits:
Noninterest-bearing	476,749	476,749	476,749	—	—
NOW and money market	529,841	529,841	529,841	—	—
Savings	113,930	113,930	113,930	—	—
Time deposits	67,586	67,922	—	—	67,922
Total deposits	1,188,106	1,188,442	1,120,520	—	67,922
Junior subordinated debt	11,189	11,189	—	—	11,189

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by the Company or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurements during the quarter ended March 31, 2022.

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2022 (in 000’s):

Description of Assets	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (1):
U.S. Government agencies	$10,592	$—	$10,592	$—
U.S. Government collateralized mortgage obligations	82,651	—	82,651	—
Asset-backed securities	—	—	—	—
Municipal bonds	45,537	—	45,537	—
U.S. Treasury securities	19,720		19,720
Corporate bond	21,463	—	21,463	—
Total AFS securities	179,963	—	179,963	—

Marketable equity securities (1)	3,563	3,563	—	—
Total	$183,526	$3,563	$179,963	$—

Description of Liabilities	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (1)	$10,887	—	—	$10,887
Total	$10,887	—	—	$10,887
(1)Recurring

There were no non-recurring fair value adjustments at March 31, 2022 or December 31, 2021.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2021 (in 000’s):

Description of Assets	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (1):
U.S. Government agencies	$33,376	$—	$33,376	$—
U.S. Government collateralized mortgage obligations	64,735	—	64,735
Asset-backed securities	4,130	—	4,130
Municipal bonds	50,052	—	50,052
Treasury securities	15,187		15,187
Corporate bonds	11,422	—	11,422	—
Total AFS securities	178,902	—	178,902	—

Marketable equity securities (1)	3,744	3,851	—	—
Total	$182,646	$3,851	$178,902	$—

Description of Liabilities	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (1)	$11,189	$—	$—	$11,189
Total	$11,189	$—	$—	$11,189

(1)Recurring

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

March 31, 2022				December 31, 2021
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	4.99%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	3.9%
Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The increase in discount rate between the periods ended March 31, 2022 and December 31, 2021 is primarily due to increases in rates for similar debt instruments.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the quarters ended March 31, 2022 and 2021 (in 000’s):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$11,189	$10,924
Gross loss included in earnings	999	1,033
Gross gain related to changes in instrument specific credit risk	(1,302)	(972)
Change in accrued interest	1	(2)
Ending balance	$10,887	$10,983
The amount of total loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$999	$1,033
14.Goodwill and Intangible Assets

At March 31, 2022, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2021. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2021 with no material events occurring through the period ended March 31, 2022.

15.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	March 31, 2022			December 31, 2021
(in 000's)	Net unrealized gain (loss) on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized (loss) gain on junior subordinated debentures	Net unrealized (loss) gain on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$(236)	$(627)	$(311)	$630	$(770)	$(588)
Current period comprehensive (loss) income	(8,233)	15	917	(866)	143	277
Ending balance	$(8,469)	$(612)	$606	$(236)	$(627)	$(311)
Accumulated other comprehensive loss			$(8,475)			$(1,174)

16.Investment in York Monterey Properties

As of March 31, 2022 and December 31, 2021, the Bank's investment in York Monterey Properties Inc. totaled $5.2 million. York Monterey Properties Inc. is included within the consolidated financial statements of the Company, with $4.6 million of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

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

	Contractual Amount
(In thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$203,577	$239,095
Standby letters of credit	$1,719	$1,719

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At March 31, 2022, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $1,719,000.

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

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) the effects of the COVID-19 pandemic, including the effects of the steps being taken to address the pandemic and their impact on the Company’s market and employees; ii) Severe weather or natural disasters, such as wildfires, earthquakes, drought, or flood; iii) competitive pressures in the banking industry and changes in the regulatory environment; iv) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; v) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; vi) credit quality deterioration that could cause an increase in the provision for loan losses; vii) Asset/Liability matching risks and liquidity risks; viii) volatility and devaluation in the securities markets, ix) potential impairment of goodwill and other intangible assets, and x) technology implementation problems and information security breaches. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Executive Summary

During 2021 and through the first quarter of 2022, the Company executed a multi-phase strategy to deploy excess liquidity in a challenging interest rate environment with lessened loan demand in the Company's market area .

1st Quarter 2022 Highlights

▪Total assets increased 1.4% to $1.35 billion, compared to $1.33 billion at December 31, 2021.
▪Total loans, net of unearned fees, increased 0.9% to $879.4 million, compared to $871.5 million at December 31, 2021.
▪Total investments increased 0.5%, or $0.9 million, to $183.5 million, compared to $182.6 million at December 31, 2021.
▪Total deposits increased 2.2% to $1.21 billion, compared to $1.19 billion at December 31, 2021.
▪Net interest income before the provision for credit losses increased 17.29% to $9.4 million for the quarter ended March 31, 2022, compared to $8.0 million for the quarter ended March 31, 2021.
▪Book value per share decreased to $6.67, compared to $7.06 at December 31, 2021.
▪Net charge-offs totaled $0.1 million, compared to net charge-offs of $0.3 million for the quarter ended March 31, 2021.
▪Capital position remains well-capitalized with a 9.62% Tier 1 Leverage Ratio compared to 9.79% as of December 31, 2021.
▪Return on average assets ("ROAA") was 0.74%, compared to 0.51% for the quarter ended March 31, 2021.
▪Return on average equity ("ROAE") was 8.33%, compared to 4.82% for the quarter ended March 31, 2021.

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s consolidated balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth.

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

The Company's earnings are impacted by monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank ("FRB") has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Federal Open Market Committee (" FOMC") has indicated that due to rising inflation it expects to raise interest rates during 2022 and 2023. The FOMC increased the overnight benchmark rate 25bps in March 2022 and while the expectation is that the FRB will continue to raise rates it is unknown what effects the current international instability will have on inflation and the FRB's monetary policies.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance.

COVID-19

The COVID-19 pandemic has impacted the local economy in the Central Valley. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates have increased in our local market area. As of January 2022, the unemployment rate in Fresno County was 8.1%. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package, and the Consolidated Appropriations Act, 2021 was signed into law at the end of December 2020 as a $900 billion legislative package. The goal of the CARES Act and Consolidated Appropriations Act, were to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts may have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

    Financial position and results of operations

Pertaining to the Company's March 31, 2022 financial condition and results of operations, COVID-19 has had an impact on the allowance for credit losses. While the Company has not yet experienced any charge-offs related to COVID-19, its allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from a significant increase in unemployment. Although economic scenarios improved since the pandemic was declared in March 2020, the credit risk in the loan portfolio remains heightened resulting in the need for an additional reserve for credit loss. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit loss and record additional provision expense.

    Capital and liquidity

As of March 31, 2022, the Company and Bank's capital ratios were in excess of all regulatory requirements. The Company's management team believes that while the Company and Bank have sufficient capital to withstand an economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt. If the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt.

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

    Processes, controls and business continuity plan

The Company maintains a Business Continuity Plan to prepare, and respond to unforeseen circumstances, such as, natural disasters and pandemics. Upon the COVID-19 pandemic declaration, the Company invoked its Business Continuity Plan. The Company implemented protocols for team member safety, provided timely communication to team members and customers, established remote work capabilities to isolate certain personnel essential to critical business continuity operations, and initiated strategies for monitoring and responding to local COVID-19 impacts. Although the Company has resumed pre-pandemic operations, the Company's Management Team continues to meet regularly to anticipate and respond to any future COVID-19 interruptions or developments. As of March 31, 2022, the Company does not anticipate significant challenges to its ability to maintain its systems and controls and does not face any material resource constraint through the implementation of its business continuity plans.

    Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to six months. During 2020, the Company had executed 23 payment deferrals or modifications on outstanding loan balances of $69,814,000 in connection with the COVID-19 relief provided by the CARES Act and interagency guidance issued in March 2020. The Company has not recognized any losses on the loan modifications and as of March 31, 2022, there were no modifications outstanding.

The Company participated in the first and second draw of the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA"). The PPP program ended on August 8, 2020. PPP loans earn interest at 1% and have either a two or five year term. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2022, there were four outstanding SBA PPP loans representing $144,000 in balances.

The Company has worked with customers directly affected by COVID-19. The Company has provided short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. The Company is engaging in more frequent communication with the servicer and individual schools participating in the student loan portfolio to better understand the effects of COVID-19 on students in school or in clinical programs. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $2.4 million or $0.14 per share ($0.14 diluted), for the quarter ended March 31, 2022, as compared to $1.4 million, or $0.08 per share ($0.08 diluted), for the same period in 2021. The Company’s return on average assets was 0.74% for the quarter ended March 31, 2022, as compared to 0.51% for the quarter ended March 31, 2021. The Company’s return on average equity was 8.33% for the quarter ended March 31, 2022, as compared to 4.82% for the quarter ended March 31, 2021. The increase is primarily attributed to growth in interest income as a result of the Company deploying cash into its loan and investment portfolio during 2021.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three month periods ended March 31, 2022 and 2021.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2022 and 2021

		2022			2021
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$870,851	$9,119	4.25%	$669,723	$8,071	4.89%
Investment securities (3)	187,761	790	1.71%	103,236	387	1.52%
Interest-bearing deposits in FRB	177,243	82	0.19%	258,918	61	0.10%
Total interest-earning assets	1,235,855	$9,991	3.28%	1,031,877	$8,519	3.35%
Allowance for credit losses	(9,514)			(8,507)
Noninterest-earning assets:
Cash and due from banks	37,288			41,650
Premises and equipment, net	8,930			9,040
Accrued interest receivable	7,077			7,677
Other real estate owned	4,582			5,074
Other assets	49,377			43,924
Total average assets	$1,333,595			$1,130,735
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$150,120	$47	0.13%	$150,046	$55	0.15%
Money market accounts	393,563	362	0.37%	264,696	230	0.35%
Savings accounts	116,632	31	0.11%	101,125	28	0.11%
Time deposits	66,817	68	0.41%	62,646	114	0.74%
Junior subordinated debentures	11,156	45	1.64%	10,896	46	1.71%
Total interest-bearing liabilities	738,288	$553	0.30%	589,409	$473	0.33%
Noninterest-bearing liabilities:
Noninterest-bearing checking	466,062			412,455
Accrued interest payable	113			93
Other liabilities	9,857			9,821
Total liabilities	1,214,320			1,011,778

Total shareholders' equity	119,275			118,957
Total average liabilities and shareholders' equity	$1,333,595			$1,130,735
Interest income as a percentage of average earning assets			3.28%			3.35%
Interest expense as a percentage of average earning assets			0.18%			0.19%
Net interest margin			3.10%			3.16%

(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $300 for the three months ended March 31, 2022 and loan fee income of $537 for the three months ended March 31, 2021.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation.
(3)Yields on investments securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate increased from 3.25% at March 31, 2021 to 3.50% at March 31, 2022. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) for the three months ended
	March 31, 2022 compared to March 31, 2021
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$1,048	$(1,169)	$2,217
Investment securities available for sale	403	51	352
Interest-bearing deposits in FRB	21	63	(42)
Total interest income	1,472	(1,055)	2,527
Increase (decrease) in interest expense:
Interest-bearing demand accounts	124	28	96
Savings and money market accounts	3	(1)	4
Time deposits	(46)	(53)	7
Subordinated debentures	(1)	(2)	1
Total interest expense	80	(28)	108
Increase (decrease) in net interest income	$1,392	$(1,027)	$2,419

For the three months ended March 31, 2022, total interest income increased $1.5 million, or 17.3%, as compared to the three months ended March 31, 2021. In comparing the two periods, average interest earning assets increased $204.0 million, with an increase of $201.1 million in loan balances and an increase of $84.5 million in investment securities, partially offset by a decrease of $81.7 million in balances held at the Federal Reserve Bank. Investment securities yields increased 19 basis points and loan yields decreased 64 basis points. The average yield on total interest-earning assets decreased 7 basis points. The decrease in yields is a result of loans repricing and new loan purchases at lower market rates, partially offset by increase in loan balances with the purchase of $237.6 million in residential mortgage pools since the second quarter of 2021. Interest-bearing deposits in FRB, the Company's lowest-yielding interest-earning asset, comprised 14.3% of the average interest-earning assets for period ended March 31, 2022, compared to 25.09% for the same period ended 2021.

The overall average yield on the loan portfolio decreased to 4.25% for the quarter ended March 31, 2022, as compared to 4.89% for the quarter ended March 31, 2021. The Company has sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At March 31, 2022, 42.4% of the Company's loan portfolio consisted of floating rate instruments, as compared to 45.8% of the portfolio at December 31, 2021, with the majority of those tied to the prime rate. Approximately 50.6%, or $188.3 million, of the floating rate loans had rate floors at March 31, 2022, making them effectively fixed-rate loans for certain decreases in interest rates. Loan balances totaling $5.3 million have floor spreads of 100 basis points or more.

The Company’s net interest margin decreased to 3.10% for the quarter ended March 31, 2022, when compared to 3.16% for the quarter ended March 31, 2021. The net interest margin decreased primarily as a result of decreases in the yields on average earnings assets.

The Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The rates paid on interest-bearing liabilities decreased to 0.30% for the quarter ended March 31, 2022, as compared to 0.33% for the quarter ended March 31, 2021. For the quarter ended March 31, 2022, total interest expense increased approximately $80,000, or 16.9%, as compared to the quarter ended March 31, 2021. Between those two periods, average interest-bearing liabilities increased by $148.9 million due to increases in NOW, money market, and savings accounts. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at March 31, 2022.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date (YTD) averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 3/31/2022	YTD Average 12/31/21	YTD Average 3/31/2021
Loans	70.48%	68.99%	64.91%
Investment securities available for sale	15.19%	13.35%	10.00%
Interest-bearing deposits in FRB	14.33%	17.66%	25.09%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	20.32%	23.77%	25.46%
Money market accounts	53.31%	48.44%	44.91%
Savings accounts	15.80%	16.20%	17.16%
Time deposits	9.05%	9.90%	10.63%
Subordinated debentures	1.52%	1.69%	1.84%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2022 and 2021:

(in 000's)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Amount of Change	Percent Change
Customer service fees	$654	656	$(2)	(0.3)%
Increase in cash surrender value of bank-owned life insurance	139	132	7	5.3%
Unrealized loss on fair value of marketable equity securities	(182)	(60)	(122)	(203.3)%
Loss on fair value of junior subordinated debentures	(999)	(1,033)	34	3.3%
Gain on sale of assets	—	13	(13)	(100.0)%
Gain on sale of investment securities	30	—	30	100.0%
Other	152	133	19	14.3%
Total noninterest loss	$(206)	$(159)	$(47)	29.6%

Noninterest income for the quarter ended March 31, 2022 decreased $47,000 to a $206,000 loss when compared to the quarter ended March 31, 2021. The decrease is the result of an increase in the loss on the fair value of marketable equity securities of $122,000. The change in fair value of junior subordinated debentures caused a $999,000 loss for the quarter ended March 31, 2022, compared to a $1,033,000 loss for the quarter ended March 31, 2021, resulting in a $34,000 decrease in loss. The change in the fair value of junior subordinated debentures was caused by fluctuations in the LIBOR yield curve. Generally, an increase in the three month LIBOR yield curve will result in negative fair value adjustments. Conversely, a decrease in the three month LIBOR yield curve will result in positive fair value adjustments.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following tables sets forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2022 and 2021:

(in 000's)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Amount of Change	Percent Change
Salaries and employee benefits	$3,049	$3,024	$25	0.8%
Occupancy expense	780	856	(76)	(8.9)%
Data processing	115	87	28	32.2%
Professional fees	949	827	122	14.8%
Regulatory assessments	231	166	65	39.2%
Director fees	118	92	26	28.3%
Correspondent bank service charges	25	19	6	31.6%
Net cost on operation of OREO	(8)	25	(33)	(132.0)%
Other	557	469	88	18.8%
Total expense	$5,816	$5,565	$251	4.5%

Noninterest expense for the quarter ended March 31, 2022 increased $251,000 to $5,816,000, compared to the quarter ended March 31, 2021. The increase was attributed to increases in professional fees, regulatory assessments, and other expenses, offset by a decrease in occupancy expense and net costs on operation of OREO. The increase in professional fees was the result of increases in legal fees and the increase in regulatory assessments was the result of an increase in the assessment rate. The decrease in occupancy expense was driven by lower depreciation expense recognized during the quarter ended March 31, 2022. Other expenses increased primarily due to an increase in telephone and insurance expense.

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

The Company has reviewed all of its tax positions as of March 31, 2022, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the quarter ended March 31, 2022 was 28.38% compared to 27.57% for the quarter ended March 31, 2021.

Financial Condition

Total assets increased $18.9 million, or 1.4%, to a balance of $1.35 billion at March 31, 2022, from the balance of $1.33 billion at December 31, 2021, and increased $162.9 million, or 13.7%, from the balance of $1.19 billion at March 31, 2021. Total deposits of $1.2 billion at March 31, 2022, increased $26.2 million, or 2.2%, from the balance reported at December 31, 2021, and $166.6 million, or 15.9%, from the balance of $1.05 billion reported at March 31, 2021. Cash and cash equivalents increased $5.7 million, or 2.6%, between December 31, 2021 and March 31, 2022. Net loans increased $7.9 million, or 0.9%, to a balance of $870.1 million, and investment securities increased $881,000, or 0.5%, to a balance of $183.5 million during the first quarter of 2022.

Earning assets averaged $1.24 billion during the quarter ended March 31, 2022, as compared to $1.03 billion for the same period in 2021. Average interest-bearing liabilities increased to $738.3 million for the quarter ended March 31, 2022, from $589.4 million reported for the comparative period of 2021.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $877.0 million at March 31, 2022, an increase of $7.6 million, or 0.9%, when compared to the balance of $869.3 million at December 31, 2021, and an increase of $201.3 million, or 23.0%, when compared to the balance of $675.7 million reported at March 31, 2021. Loans on average increased $201.1 million, or 30.0%, between the quarter ended March 31, 2021 and March 31, 2022, with loans averaging $870.9 million for the quarter ended March 31, 2022, as compared to $669.7 million for the same period of 2021.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category and the category percentages for the periods presented:

	March 31, 2022		December 31, 2021		March 31, 2021
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and industrial	$38,946	4.4%	$45,504	5.2%	$47,306	7.0%
Real estate – mortgage	587,855	67.0%	558,056	64.2%	328,263	48.6%
RE construction & development	152,967	17.4%	154,270	17.7%	190,091	28.1%
Agricultural	47,795	5.5%	60,239	6.9%	51,704	7.7%
Installment and student loans	49,400	5.7%	51,245	6.0%	58,330	8.6%
Total gross loans	$876,963	100.00%	$869,314	100.00%	$675,694	100.00%

Loan volume continues to be highest in what has historically been the primary lending emphasis: real estate mortgage, and construction lending. Total loans increased $7.6 million during the first quarter of 2022. There were increases of $29.8 million, or 5.3%, in real estate mortgage loans. There were decreases of $12.4 million, or 20.7%, in agriculture loans, $1.3 million, or 0.8%, in real estate construction and development loans, $1.8 million, or 3.6%, in installment loans, and $6.6 million, or 14.4% in commercial and industrial loans. The Bank is subject to internal limits of 115% of capital on the real estate construction and development portfolio and 330% of capital for the non-owner occupied commercial real estate portfolio, which also includes construction and development loans. At March 31, 2022, the real estate construction and development portfolio totaled 87% of capital and non-owner occupied commercial real estate totaled 299% of capital. The current limits may affect the ability of the Bank to significantly grow these segments of the loan portfolio. The Bank is not approaching internal or regulatory concentration limits in other loan segments.

The real estate mortgage loan portfolio, totaling $587.9 million at March 31, 2022, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 37.7%, 38.1%, and 43.59% of the total loan portfolio at March 31, 2022, December 31, 2021, and March 31, 2021, respectively. Commercial real estate balances increased to $330.9 million at March 31, 2022 from $331.1 million at December 31, 2021. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly secured by commercial income and multi-family residential properties. Residential mortgage loans are generally 30-year amortizing loans with an average life of six to eight years. These loans totaled $256.9 million or 29.3% of the portfolio at March 31, 2022, $226.9 million, or 26.1% of the portfolio at December 31, 2021, and $33.6 million, or 4.97% of the portfolio at March 31, 2021. Real estate mortgage loans in total increased $29.8 million during 2022 and increased $259.6 million between March 31, 2021 and March 31, 2022. Residential mortgage loans are not generally a large part of the loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. As part of the strategy to deploy excess liquidity, the Company does purchase residential mortgage portfolios and purchased $201.0 million in 2021 and $36.6 million in 2022. Real estate construction and development loans, representing 17.4%, 17.7%, and 28.1% of total loans at March 31, 2022, December 31, 2021, and March 31, 2021, respectively, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Commercial and industrial loans decreased $6.6 million between December 31, 2021 and March 31, 2022 and decreased $8.4 between March 31, 2021 and March 31, 2022 as a result of payoffs or forgiveness of SBA PPP loans. Included in commercial and industrial loans as of March 31, 2022 are $144,000 in SBA PPP loans. Agricultural loans decreased $12.4 million between December 31, 2021 and March 31, 2022 and decreased $3.9 between March 31, 2021 and March 31, 2022. Installment and student loans decreased $1.8 million between December 31, 2021 and March 31, 2022 and decreased $8.9 between March 31, 2021 and March 31, 2022, primarily due to decreases in student loan balances.

Installment and student loans decreased $8.9 million during the quarter ended March 31, 2022 as compared to the same period ended March 31, 2021, due to paydowns and charge-offs within the student loan portfolio. Included in installment loans are $46.6 million in student loans made to medical and pharmacy school students. The student loan portfolio consists of unsecured loans to medical and pharmacy students currently enrolled in medical and pharmacy schools in the US and the Caribbean.  The medical student loans are made to US citizens attending medical schools in the US and Antigua, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $6.8 million at March 31, 2022. Accrued interest on loans that have not entered repayment status totaled $2.2 million at March 31, 2022. At March 31, 2022 there were 887 loans within repayment, deferment, and forbearance which represented $18.8 million, $10.4 million, and $10.6 million in outstanding balances, respectively. There were no new student loans originated in 2021 and 2022.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines repayment terms can vary per borrower, however repayment occurs on average within 10 to 20 years. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of March 31, 2022 is approximately $80,000. Loan interest rates range from 2.75% to 7.75%, with a weighted average rate of 6.71%.

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

The Company classifies student loans delinquent more than 90 days as substandard. As of March 31, 2022 and December 31, 2021 reserves against the student loan portfolio totaled $2,550,000 and $2,647,000, respectively. There were no TDRs within the portfolio as of March 31, 2022 or December 31, 2021. During the quarter ended March 31, 2022, $14,000 in accrued interest receivable was reversed, due to charge-offs of $353,000 within the student loan portfolio. During the quarter ended March 31, 2021, $28,000 in accrued interest receivable was reversed, due to charge-offs of $380,000.

The following table sets forth the Bank's student loan portfolio with activity from December 31, 2021 to March 31, 2022:

(In thousands)
Student Loan Portfolio Balance as of December 31, 2021	$48,456
Disbursements	—
Capitalized Interest	309
Payments Received	(1,814)
Loans Charged-off	(353)
Student Loan Portfolio Balance as of March 31, 2022	$46,598

Loan participations purchased decreased to $9.54 million, or 1.1% of the portfolio, at March 31, 2022 from $9.59 million at December 31, 2021 and decreased from the $9.69 million reported at March 31, 2021. Loan participations sold decreased from

$14.4 million, or 2.1%, of the portfolio at March 31, 2021, to $5.3 million, or 0.6%, of the portfolio, at December 31, 2021, and decreased to $3.8 million, or 0.4%, of the portfolio, at March 31, 2022.

Deposits

Deposit balances totaled $1.21 billion at March 31, 2022, representing an increase of $26.2 million, or 2.21%, from the balance of $1.19 billion reported at December 31, 2021, and an increase of $166.6 million, or 15.9%, from the balance of $1.05 billion reported at March 31, 2021.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at March 31, 2022 and December 31, 2021, and the net change between the two periods presented.

(in 000's)	March 31, 2022	December 31, 2021	Net Change	Percentage Change
Noninterest-bearing deposits	$465,043	$476,749	$(11,706)	(2.5)%
Interest-bearing deposits:
NOW and money market accounts	556,361	529,841	26,520	5.0%
Savings accounts	128,294	113,930	14,364	12.6%
Time deposits:
Under $250,000	44,278	46,631	(2,353)	(5.0)%
$250,000 and over	20,356	20,955	(599)	(2.9)%
Total interest-bearing deposits	749,289	711,357	37,932	5.3%
Total deposits	$1,214,332	$1,188,106	$26,226	2.2%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $465.0 million and $749.3 million at March 31, 2022, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits increased $37.9 million, or 5.3%, between December 31, 2021 and March 31, 2022, and noninterest-bearing deposits decreased $11.7 million, or 2.5%, between the same two periods presented. Included in the increase of $37.9 million in interest-bearing deposits during the quarter ended March 31, 2022, are increases of $14.4 million in savings accounts and $26.5 million in NOW and money market accounts, partially offset by decreases of $3.0 million in time deposits,

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 98.32% and 98.24% of total deposits at March 31, 2022 and December 31, 2021, respectively. The Company held no brokered deposits at March 31, 2022 and December 31, 2021.

On a year-to-date average, the Company experienced an increase of $202.2 million, or 20.4%, in total deposits between the quarter ended March 31, 2022 and the quarter ended March 31, 2021. Between these two periods, interest-bearing deposits increased $148.6 million, or 25.7%, and noninterest-bearing deposits increased $53.6 million, or 13.0%, on a year-to-date average basis.

Short-Term Borrowings

At March 31, 2022, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $384.5 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2.7 million. At March 31, 2022, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), PNC, Zion's Bank, and Union Bank totaling $50 million, $40 million, $20 million, and $10 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2022 and March 31, 2021, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $320.6 million, collateralized FHLB lines of credit totaling $3.1 million, and uncollateralized lines of credit of $50 million with PCBB, $40 million with PNC, $20 million with Zion's Bank, and $10 million with Union Bank at December 31, 2021.

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

The allowance for loan losses includes an asset-specific component, as well as a general or formula-based component. The Company segments the loan and lease portfolio into eight (8) segments, primarily by loan class homogeneity and commonality of purpose for analysis under the formula-based component of the allowance. Those loans which are determined to be impaired under current accounting guidelines are not subject to the formula-based reserve analysis, and evaluated individually for specific impairment under the asset-specific component of the allowance.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At March 31, 2022, impaired and classified loans totaled $13.6 million, or 1.5%, of gross loans as compared to $13.7 million, or 1.6%, of gross loans at December 31, 2021.

The student loan portfolio is reviewed for allowance adequacy under the same guidelines as other loans in the Company's portfolio, with additional emphasis for specific risks associated with the portfolio. In general, the Company provides an additional reserve for a percentage of loans in forbearance and loans rated substandard.

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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2022 and December 31, 2021, as well as classified loans at those period-ends.

(in 000's)	March 31, 2022	December 31, 2021
Specific allowance – impaired loans	$119	$130
Formula allowance – classified loans not impaired	436	523
Formula allowance – special mention loans	297	503
Total allowance for special mention and classified loans	852	1,156

Formula allowance for pass loans	7,489	7,408
Unallocated allowance	935	769
Total allowance for loan losses	$9,276	$9,333

Impaired loans	11,945	12,034
Classified loans not considered impaired	1,635	1,645
Total classified and impaired loans	$13,580	$13,679
Special mention loans not considered impaired	$38,129	$40,288

Impaired loans decreased $92,000 between December 31, 2021 and March 31, 2022, and the specific allowance related to impaired loans decreased $11,000 between December 31, 2021 and March 31, 2022. The decrease in impaired loans is primarily due to a decrease in non-performing loans. The formula allowance related to classified and special mention unimpaired loans decreased by $293,000 between December 31, 2021 and March 31, 2022. The unallocated allowance increased from $769,000 at December 31, 2021 to $935,000 at March 31, 2022. The level of “pass” loans increased approximately $10.4 million between December 31, 2021 and March 31, 2022. The related formula allowance increased $81,000 during the same period. The formula allowance for "pass loans" is derived from loss factors using migration analysis and management's consideration of qualitative factors. The increase in formula allowance for "pass loans" was partially attributed to an adjustment in qualitative factor for economic uncertainty

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. Those factors include: 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At March 31, 2022, included in impaired loans, were troubled debt restructures totaling $2.45 million, of which $2.31 million were on nonaccrual. The remaining $144,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

Real estate mortgage loans comprised approximately 1.2% of total impaired loan balances at March 31, 2022. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2022, approximately $11.3 million, or 94.5%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2022 and December 31, 2021.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	March 31, 2022	March 31, 2022	December 31, 2021	December 31, 2021
Commercial and industrial	$—	$—	$—	$—
Real estate – mortgage	145	6	146	3
RE construction & development	11,147	—	11,226	—
Agricultural	653	113	662	127
Installment and student loans	—	—	—	—
Total impaired loans	$11,945	$119	$12,034	$130

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2022, approximately $144,000 of the total $2.5 million in TDRs was comprised of real estate mortgages. An additional $2.1 million was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans at December 31, 2021 and March 31, 2022, due to the value of the collateral securing those loans.

Total troubled debt restructurings decreased 5.4% between March 31, 2022 and December 31, 2021. Nonaccrual TDRs decreased by 4.5% and accruing TDRs decreased by 18.2% over the same period. Total residential mortgages and real estate construction TDRs decreased $81,000 to a percentage total of 3.4%.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2022 and December 31, 2021.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	March 31, 2022	March 31, 2022	March 31, 2022
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	—	—	—
Residential mortgages	144	—	144
Total real estate mortgage	144	—	144
RE construction & development	2,127	2,127	—
Agricultural	183	183	—
Total troubled debt restructurings	$2,454	$2,310	$144

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2021	December 31, 2021	December 31, 2021
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	—	—	—
Residential mortgages	146	—	146
Total real estate mortgage	146	—	146
RE construction & development	2,206	2,206	—
Agricultural	242	212	30
Total troubled debt restructurings	$2,594	$2,418	$176

Of the $2.5 million in total TDRs at March 31, 2022, $2.3 million were on nonaccrual status at period-end. Of the $2.6 million in total TDRs at December 31, 2021, $2.4 million were on nonaccrual status at period-end. As of March 31, 2022, the Company had no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans.

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of March 31, 2022 and December 31, 2021 (in 000's, except for number of borrowers):

	March 31, 2022			December 31, 2021
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	180	$6,360	$2,042	185	$6,555	$2,021
Grace	16	392	173	28	912	317
Repayment	419	18,783	503	500	23,834	715
Deferment	249	10,444	1,225	224	8,984	508
Forbearance	219	10,619	895	177	8,172	1,077
Total	1,083	$46,598	$4,838	1,114	$48,457	$4,638

Included in installment loans are $46.6 million and $48.5 million in student loans at March 31, 2022 and December 31, 2021, respectively, made to medical and pharmacy school students. Accrued interest on loans that had not entered repayment status totaled $4.3 million at March 31, 2022 and $3.9 million at December 31, 2021. At March 31, 2022 there were 887 loans within repayment, deferment, and forbearance which represented $18.8 million, $10.4 million, and $10.6 million, respectively. At December 31, 2021, there were 901 loans within repayment, deferment, and forbearance which represented $23.8 million, $9.0 million and $8.2 million, respectively. As of March 31, 2022 and December 31, 2021 the reserve against the student loan portfolio was $2.5 million and $2.6 million, respectively.

Loan interest rates on the student loan portfolio range from 2.75% to 7.75% and 2.63% to 7.63% at March 31, 2022 and December 31, 2021, respectively.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of March 31, 2022 and December 31, 2021 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	March 31, 2022	December 31, 2021
Nonaccrual loans (1)	$11,330	$11,438
Restructured loans	144	176
Loans past due 90 days or more, still accruing	—	453
Total nonperforming loans	11,474	12,067
Other real estate owned	4,582	4,582
Total nonperforming assets	$16,056	$16,649

Nonperforming loans to total gross loans	1.31%	1.39%
Nonperforming assets to total assets	1.19%	1.25%
Allowance for loan losses to nonperforming loans	80.84%	77.34%
 (1) Included in nonaccrual loans at March 31, 2022 and December 31, 2021 are restructured loans totaling $2,309 and $2,418, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased $593,000 from a balance of $16.6 million at December 31, 2021 to a balance of $16.1 million at March 31, 2022, and remained relatively high compared to peers during the quarter ended March 31, 2022. The ratio of the allowance for loan losses to nonperforming loans increased from 77.3% at December 31, 2021 to 80.8% at March 31, 2022.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	March 31, 2022	December 31, 2021	December 31, 2021
Nonaccrual Loans:
Commercial and industrial	$—	$—	$—
Real estate - mortgage	—	—	—
RE construction & development	11,147	11,226	(79)
Agricultural	183	212	(29)
Installment and student loans	—	—	—
Total nonaccrual loans	$11,330	$11,438	$(108)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2022 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonaccrual loans, totaling $11.3 million at March 31, 2022, decreased $108,000 from the balance of $11.4 million reported at December 31, 2021, with real estate mortgage and real estate construction loans comprising 98.4% of total nonaccrual loans at March 31, 2022. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $92,000 during the quarter ended March 31, 2022 to a balance of $11.9 million at March 31, 2022. Other real estate owned through foreclosure remained at $4.6 million for the periods ended March 31, 2022 and December 31, 2021. Nonperforming assets as a percentage of total assets decreased from 1.25% at December 31, 2021 to 1.19% at March 31, 2022.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	March 31, 2022	December 31, 2021	March 31, 2021
Provision for credit losses year-to-date	$5	$2,107	$375
Allowance as % of nonperforming loans	80.84%	77.34%	70.95%

Nonperforming loans as % total loans	1.31%	1.39%	1.78%
Restructured loans as % total loans	0.28%	0.30%	0.48%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 4 loans totaling $2.45 million at March 31, 2022, compared to 5 loans totaling $2.59 million at December 31, 2021.

The following table summarizes special mention loans by type at March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$—	$—
Real estate mortgage:
Commercial real estate	36,186	29,092
Residential mortgages	—	—
Total real estate mortgage	36,186	29,092
RE construction & development	—	—
Agricultural	1,943	11,197
Installment and student loans	—	—
Total special mention loans	$38,129	$40,289

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which creates pressure on loan pricing. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company enters into troubled debt restructurings, when it improves collection prospects. While business and consumer spending have shown improvement over the last several years, it is difficult to forecast the impact COVID-19 will have on the economy. Local unemployment rates in the San Joaquin Valley have improved as businesses return to pre-pandemic operations. Management recognizes the increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the quarter ended March 31, 2022 and March 31, 2021.

Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	March 31, 2022	March 31, 2021
Total loans outstanding at end of period before deducting allowances for credit losses	$879,379	$674,489
Average loans outstanding during period	870,851	669,723

Balance of allowance at beginning of period	9,333	8,522
Loans charged-off:
Real estate	—	—
Commercial and industrial	—	—
Agricultural	—	—
Installment and student loans	(358)	(392)
Total loans charged-off	(358)	(392)
Recoveries of loans previously charged-off:
Real estate	4	6
Commercial and industrial	284	35
Installment and student loans	8	3
Total loan recoveries	296	44
Net loans charged-off	(62)	(348)

Provision charged to operating expense	5	375
Balance of allowance for credit losses at end of period	$9,276	$8,549

Net loan charged-off to total average loans (annualized)	0.03%	0.21%
Net loan charged-off to loans at end of period (annualized)	0.03%	0.05%
Allowance for credit losses to total loans at end of period	1.06%	1.27%
Net loan charged-off to allowance for credit losses (annualized)	2.63%	1.02%
Provision for credit losses to net charged-off (annualized)	(16.13)%	(215.52)%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the quarter ended March 31, 2022, a $5,000 provision was recorded to the allowance for credit losses as compared to a $375,000 provision recorded for the quarter ended March 31, 2021.

Net charge-offs during the quarter ended March 31, 2022 totaled $61,000 as compared to net charge-offs of $348,000 for the quarter ended March 31, 2021. The Company charged-off, or had partial charge-offs on 4 loans during the quarter ended March 31, 2022, as compared to fourteen loans during the same period ended March 31, 2021, and 39 loans during the year ended December 31, 2021. The annualized percentage of net charge-offs to average loans was 0.03% for the quarter ended March 31, 2022. Annualized percentage net charge-offs were 0.07% for the year ended December 31, 2021. Annualized percentage net recoveries were 0.21% for the quarter ended March 31, 2021. The Company's loans net of unearned fees increased from $674.5 at March 31, 2021 to $879.4 million at March 31, 2022.

The allowance at March 31, 2022 was 1.06% of outstanding loan balances at March 31, 2022, as compared to 1.07% at December 31, 2021, and 1.27% at March 31, 2021.

At March 31, 2022 and March 31, 2021, unfunded loan commitment reserves of $569,000 and $622,000 respectively, were reported in other liabilities. Management believes that the 1.06% credit loss allowance at March 31, 2022 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas resulting in increased losses in the loan portfolio not captured by the current allowance for loan losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

The Company's liquid asset base, which generally consists of cash and due from banks, federal funds sold, and investment securities, is maintained at levels deemed sufficient to provide the cash necessary to fund loan growth, unfunded loan commitments, and deposit runoff. Included in this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans and investment securities, which are higher yielding assets compared to cash. At March 31, 2022, loans represented 65.1% of total assets and accounted for a loan to deposit ratio of 72.4%, as compared to 65.5% of total assets and a loan to deposit ratio of 73.4% at December 31, 2021. Investment securities represented 13.60% of total assets at March 31, 2022, compared to 13.72% at December 31, 2021. Liquid assets at March 31, 2022 include cash and cash equivalents totaling $224.9 million, as compared to $219.2 million at December 31, 2021.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprised approximately 98.3% of total deposits at March 31, 2022, provide a significant and stable funding source for the Company. At March 31, 2022, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, Union Bank and the Federal Reserve Bank totaling $467.2 million were collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $495.8 million at March 31, 2022. For a further detail of the Company’s borrowing arrangements, see Note 6 of the consolidated financial statements.

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2020	$294,069
March 31, 2021	$307,909
December 31, 2021	$219,219
March 31, 2022	$224,934

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a Tier 1 Leverage Ratio equal to or greater than 9%. The Bank’s Tier 1 Capital Ratio was 9.55% and 10.88% at March 31, 2022 and 2021, respectively.

The Company uses a variety of measures to evaluate its capital adequacy. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2022:

Capital Ratios

	Ratios at March 31, 2022	Ratios at December 31, 2021	Minimum Requirement to be Well Capitalized	Minimum requirement for Community Bank Leverage Ratio (1)
Tier 1 capital to adjusted average assets ("Leverage Ratio")
Company	9.62%	9.79%	5.00%	9.00%
Bank	9.55%	9.64%	5.00%	9.00%
(1) If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.

As of March 31, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.6% of total shareholders' equity of $113.6 million at March 31, 2022. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the quarter ended March 31, 2022, the Company did not repurchase any of the shares available.

During the quarter ended ended March 31, 2022, the Bank paid $2.0 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs and payments of interest on its junior subordinated debt.

On March 22, 2022, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 18, 2022, to shareholders of record as of April 6, 2022. Approximately $1.9 million was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The Bank implemented a deposit reclassification program which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor and has been approved by the Federal Reserve Bank. At March 31, 2022, the Bank was not subject to a reserve requirement due to deposit reclassification.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2022 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended March 31, 2022.

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

United Security Bancshares

Date:	May 6, 2022	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer