Form 10-Q
period 2022-06-30
UNITED SECURITY BANCSHARES
filed 2022-08-05
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2022: 17,040,549

Facing Page

PART I. Financial Information
Item 1 - Financial Statements

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2022 and December 31, 2021

(in thousands except shares)	June 30, 2022	December 31, 2021
Assets
Cash and noninterest-bearing deposits in other banks	$33,701	$31,057
Due from Federal Reserve Bank ("FRB")	73,545	188,162
Cash and cash equivalents	107,246	219,219
Investment securities (at fair value)
Available-for-sale ("AFS") securities	212,338	178,902
Marketable equity securities	3,436	3,744
Total investment securities	215,774	182,646
Loans	948,031	869,314
Unearned fees and unamortized loan origination costs - net	1,960	2,219
Allowance for credit losses	(9,907)	(9,333)
Net loans	940,084	862,200
Premises and equipment - net	9,069	8,950
Accrued interest receivable	8,265	7,530
Other real estate owned	4,582	4,582
Goodwill	4,488	4,488
Deferred tax assets - net	9,428	3,615
Cash surrender value of life insurance	22,591	22,338
Operating lease right-of-use assets	2,290	2,594
Other assets	15,700	12,782
Total assets	$1,339,517	$1,330,944

Liabilities & Shareholders' Equity
Liabilities
Deposits
Non-interest-bearing	$473,013	$476,749
Interest-bearing	735,181	711,357
Total deposits	1,208,194	1,188,106

Operating lease liabilities	2,401	2,705
Other liabilities	8,432	8,737
Junior subordinated debentures (at fair value)	10,489	11,189
Total liabilities	1,229,516	1,210,737
Shareholders' Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,040,549 at June 30, 2022 and 17,028,239 at December 31, 2021	59,836	59,636
Retained earnings	63,874	61,745
Accumulated other comprehensive loss	(13,709)	(1,174)
Total shareholders' equity	110,001	120,207
Total liabilities and shareholders' equity	$1,339,517	$1,330,944

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2022	2021	2022	2021
Interest Income:
Interest and fees on loans	$9,731	$8,748	$18,849	$16,855
Interest on investment securities	1,004	654	1,795	1,041
Interest on deposits in FRB	258	42	340	104
Total interest income	10,993	9,444	20,984	18,000

Interest Expense:
Interest on deposits	515	468	1,023	895
Interest on other borrowed funds	69	45	114	92
Total interest expense	584	513	1,137	987

Net Interest Income	10,409	8,931	19,847	17,013
Provision for Credit Losses	606	826	611	1,201
Net Interest Income after Provision for Credit Losses	9,803	8,105	19,236	15,812

Noninterest Income:
Customer service fees	776	692	1,429	1,348
Increase in cash surrender value of bank-owned life insurance	114	138	253	269
Unrealized loss on fair value of marketable equity securities	(127)	—	(309)	(60)
(Loss) gain on fair value of junior subordinated debentures	(869)	377	(1,869)	(656)
Gain on sale of investment securities	—	—	30	—
Gain on sale of assets	—	—	—	13
Other	708	115	861	248
Total noninterest loss	602	1,322	395	1,162

Noninterest Expense:
Salaries and employee benefits	2,777	2,893	5,826	5,917
Occupancy expense	849	837	1,628	1,693
Data processing	145	148	260	235
Professional fees	919	905	1,868	1,766
Regulatory assessments	187	123	417	289
Director fees	116	92	234	184
Correspondent bank service charges	24	23	50	42
Net cost (gain) on operation and sale of OREO	2	18	(6)	43
Other	557	606	1,114	1,077
Total noninterest expense	5,576	5,645	11,391	11,246

Income Before Provision for Taxes	4,829	3,782	8,240	5,728
Provision for Taxes on Income	1,394	1,077	2,362	1,613
Net Income	$3,435	$2,705	$5,878	$4,115

Net Income per common share
Basic	$0.20	$0.16	$0.35	$0.24
Diluted	$0.20	$0.16	$0.34	$0.24
Shares on which net income per common shares were based
Basic	17,036,364	17,010,288	17,033,401	17,010,210
Diluted	17,057,755	17,032,878	17,054,742	17,027,477

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2022	2021	2022	2021
Net Income	$3,435	$2,705	$5,878	$4,115

Unrealized holdings (loss) gain on debt securities	(8,744)	827	(20,433)	(247)
Unrealized gains on unrecognized post-retirement costs	20	26	44	50
Unrealized gain (loss) on junior subordinated debentures	1,292	(647)	2,594	325
Other comprehensive (loss) income, before tax	(7,432)	206	(17,795)	128
Tax benefit (provision) related to debt securities	2,585	(245)	6,040	72
Tax expense related to unrecognized post-retirement costs	(6)	(8)	(13)	(15)
Tax expense (benefit) related to junior subordinated debentures	(382)	192	(767)	(95)
Total other comprehensive (loss) income	(5,235)	145	(12,535)	90
Comprehensive (loss) income	$(1,800)	$2,850	$(6,657)	$4,205

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance December 31, 2020 (1)	17,009,883	$59,397	$59,138	$(728)	$117,807
(1) Excludes 11,924 unvested restricted shares

Other comprehensive loss				(55)	(55)
Dividends payable ($0.11 per share)			(1,876)		(1,876)
Restricted stock units released	405				—
Stock-based compensation expense		46			46
Net income			1,411		1,411
Balance March 31, 2021 (2)	17,010,288	$59,443	$58,673	$(783)	$117,333
(2) Excludes 41,424 unvested restricted shares

Other comprehensive income				145	145
Dividends payable ($0.11 per share)			(1,870)		(1,870)
Stock-based compensation expense		53			53
Net income			2,705		2,705
Balance June 30, 2021 (3)	17,010,288	$59,496	$59,508	$(638)	$118,366
(3) Excludes 41,424 unvested restricted shares

Other comprehensive loss				(30)	(30)
Dividends payable ($0.11 per share)			(1,871)		(1,871)
Stock-based compensation expense		53			53
Net income			2,610		2,610
Balance September 30, 2021 (4)	17,010,288	$59,549	$60,247	$(668)	$119,128
(4) Excludes 41,424 unvested restricted shares

Other comprehensive loss				(506)	(506)
Dividends payable ($0.11 per share)			(1,872)		(1,872)
Restricted stock units released	17,951				—
Tax benefit from RSUs released		(10)			(10)
Director stock grant		44			44
Stock-based compensation expense		53			53
Net income			3,370		3,370
Balance December 31, 2021 (5)	17,028,239	$59,636	$61,745	$(1,174)	$120,207
(5) Excludes 27,949 unvested restricted shares

Other comprehensive loss				(7,300)	(7,300)
Dividends payable ($0.11 per share)			(1,874)		(1,874)
Restricted stock units released	6,168				—
Tax benefit from RSUs released		(1)			(1)
Director stock grant		48			48
Stock-based compensation expense		53			53
Net income			2,443		2,443
Balance March 31, 2022 (6)	17,034,407	$59,736	$62,314	$(8,474)	$113,576

(6) Excludes 26,949 unvested restricted shares

Other comprehensive loss				(5,235)	(5,235)
Dividends payable ($0.11 per share)			(1,875)		(1,875)
Restricted stock units released	6,142
Director stock grant		47			47
Stock-based compensation expense		53			53
Net income			3,435		3,435
Balance June 30, 2022 (7)	17,040,549	$59,836	$63,874	$(13,709)	$110,001
(7) Excludes 26,949 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2022	2021
Cash Flows From Operating Activities:
Net Income	$5,878	$4,115
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	611	1,201
Depreciation and amortization	627	702
Amortization of operating lease right-of-use assets	(303)	(260)
Amortization of premium/discount on investment securities, net	348	481
Gain on sale of investment securities	(30)	—
Increase in accrued interest receivable	(735)	(436)
Increase (decrease) in accrued interest payable	2	(3)
(Decrease) increase in accounts payable and accrued liabilities	(227)	34
Decrease (increase) in unearned fees and unamortized loan origination costs, net	237	(2,010)
Increase in income taxes receivable	(6)	(253)
Unrealized loss on marketable equity securities	309	60
Stock-based compensation expense	201	98
Benefit (provision) for deferred income taxes	214	(98)
Increase in cash surrender value of bank-owned life insurance	(253)	(269)
Loss on fair value option of junior subordinated debentures	1,869	656
Net (increase) decrease in other assets	(963)	1,839
Net cash provided by operating activities	7,779	5,857

Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(2,428)	(8)
Purchases of available-for-sale securities	(81,762)	(97,325)
Principal payments of available-for-sale securities	11,898	11,964
Cash proceeds from sale of investment securities	15,676	—
Net increase in loans	(78,731)	(186,215)
Cash proceeds from sales of other real estate owned	—	251
Investment in limited partnership	—	(340)
Purchase of bank-owned life insurance	—	(920)
Capital expenditures of premises and equipment	(746)	(469)
Net cash used in investing activities	(136,093)	(273,062)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	13,743	136,210
Net increase in time deposits	6,347	1,581
Dividends on common stock	(3,749)	(3,747)
Net cash provided by financing activities	16,341	134,044

Net decrease in cash and cash equivalents	(111,973)	(133,161)
Cash and cash equivalents at beginning of period	219,219	294,069
Cash and cash equivalents at end of period	$107,246	$160,908

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

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2022 and December 31, 2021:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2022
Securities available-for-sale:
U.S. Government agencies	$9,728	$15	$(55)	$9,688
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	117,748	20	(10,133)	107,635
U.S. Treasury securities	20,141	—	(609)	19,532
Municipal bonds	50,776	—	(8,600)	42,176
Corporate bonds	34,711	2	(1,406)	33,307
Total securities available for sale	$233,104	$37	$(20,803)	$212,338

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2021
Securities available-for-sale:
U.S. Government agencies	$33,206	$260	$(90)	$33,376
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	64,880	184	(329)	64,735
U.S. Treasury securities	15,186	1	—	15,187
Asset-backed securities	4,092	38	—	4,130
Municipal bonds	50,872	86	(906)	50,052
Corporate bonds	11,000	429	(7)	11,422
Total securities available for sale	$179,236	$998	$(1,332)	$178,902

The amortized cost and fair value of securities available for sale at June 30, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed pay downs.

	June 30, 2022
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$—	$—
Due after one year through five years	34,935	33,755
Due after five years through ten years	66,280	58,897
Due after ten years	14,138	12,049
Collateralized mortgage obligations	117,751	107,637
	$233,104	$212,338

Proceeds and gross realized gains (losses) from sales of investment securities for the periods ended June 30, 2022 and 2021 are shown below:

Available-for-Sale Securities (in 000's)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Proceeds from sales or calls	15,676	—
Gross realized gains from sales or calls	78	—
Gross realized losses from sales or calls	(48)	—

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that better fit with the Company’s current risk profile is appropriate and beneficial to the Company. There were no other-than-temporary impairment losses for the three and six month periods ended June 30, 2022 and June 30, 2021.

At June 30, 2022, available-for-sale securities with an amortized cost of approximately $83.0 million (fair value of $74.9 million) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
June 30, 2022	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$—	$—	$7,237	$(55)	$7,237	$(55)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	92,965	(9,608)	3,667	(525)	96,632	(10,133)
Corporate bonds	30,472	(1,406)	—	—	30,472	(1,406)
Municipal bonds	31,650	(6,424)	10,526	(2,176)	42,176	(8,600)
U.S. Treasury securities	19,531	(609)	—	—	19,531	(609)
Total impaired securities	$174,618	$(18,047)	$21,430	$(2,756)	$196,048	$(20,803)

December 31, 2021
Securities available for sale:
U.S. Government agencies	$—	$—	$9,699	$(90)	$9,699	$(90)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	37,258	(329)	23	—	37,281	(329)
Corporate bonds	5,993	(7)	—	—	5,993	(7)
Municipal bonds	39,551	(896)	228	(10)	39,779	(906)
U.S. Treasury securities	7,416	—	—	—	7,416	—
Total impaired securities	$90,218	$(1,232)	$9,950	$(100)	$100,168	$(1,332)

Temporarily impaired securities at June 30, 2022, were comprised of forty-six municipal bonds, forty-six U.S. government sponsored entities and agencies collateralized by mortgage obligations securities, nine corporate bonds, four U.S. government agency securities, and three U.S. treasury securities.

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

At June 30, 2022, the decline in fair value of the securities available for sale is attributable to changes in interest rates, and not credit quality. Because the Company does not intend to sell these impaired securities, and it is more likely than not that it will not be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2022.

During the six months ended June 30, 2022 and 2021, the Company recognized $309,000 and $60,000 of unrealized holding losses on marketable equity securities, related to one mutual fund, in the consolidated statements of income. During the quarter ended June 30, 2022, the Company recognized $127,000 of unrealized holding losses related to the same mutual fund. There were no losses or gains for the quarter ended June 30, 2021.
The Company had no held-to-maturity or trading securities at June 30, 2022 or December 31, 2021.

3.Loans

Loans are comprised of the following:

(in 000's)	June 30, 2022	December 31, 2021
Commercial and industrial:
Commercial and business loans	$53,773	$42,194
Government program loans	208	3,310
Total commercial and industrial	53,981	45,504
Real estate mortgage:
Commercial real estate	351,148	331,050
Residential mortgages	253,269	226,926
Home improvement and home equity loans	70	80
Total real estate mortgage	604,487	558,056
Real estate construction and development	176,839	154,270
Agricultural	64,957	60,239
Installment and student loans	47,767	51,245
Total loans	$948,031	$869,314

The Company's directly originated loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company purchases residential mortgage loans and participates in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 5.7% of total loans at June 30, 2022 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Included within the balance of Commercial and industrial loans is $133,000 in Paycheck Protection Program ("PPP") loans administrated by the SBA. PPP loans have a two or five year term and earn interest at 1%. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The fees are recognized as income over the contractual life of the loan. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Real estate mortgage loans, representing 63.8% of total loans at June 30, 2022, are typically secured by either trust deeds on primarily commercial property or by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 18.7% of total loans at June 30, 2022, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans represent 6.9% of total loans at June 30, 2022 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, represent 5.0% of total loans at June 30, 2022 and generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See "Note 4 - Student Loans" for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2022 and December 31, 2021, these financial instruments include commitments to extend credit of $169.9 million and $239.1 million, respectively, and standby letters of credit of $641,000 at both period ends. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of delinquent loans at June 30, 2022 (in 000's):

June 30, 2022	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$53,773	$53,773	$—
Government program loans	—	—	—	—	208	208	—
Total commercial and industrial	—	—	—	—	53,981	53,981	—

Commercial real estate loans	—	—	—	—	351,148	351,148	—
Residential mortgages	3,069	—	—	3,069	250,200	253,269	—
Home improvement and home equity loans	—	—	—	—	70	70	—
Total real estate mortgage	3,069	—	—	3,069	601,418	604,487	—

Real estate construction and development loans	—	—	9,021	9,021	167,818	176,839	—
Agricultural loans	174	—	161	335	64,622	64,957	—
Installment and student loans	2,328	88	109	2,525	45,242	47,767	109

Total loans	$5,571	$88	$9,291	$14,950	$933,081	$948,031	$109

The following is a summary of delinquent loans at December 31, 2021 (in 000's):

December 31, 2021	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$42,194	$42,194	$—
Government program loans	—	—	—	—	3,310	3,310	—
Total commercial and industrial	—	—	—	—	45,504	45,504	—

Commercial real estate loans	—	—	—	—	331,050	331,050	—
Residential mortgages	6,745	—	—	6,745	220,181	226,926	—
Home improvement and home equity loans	12	—	—	12	68	80	—
Total real estate mortgage	6,757	—	—	6,757	551,299	558,056	—

Real estate construction and development loans	—	—	9,021	9,021	145,249	154,270	—
Agricultural loans	—	—	209	209	60,030	60,239	—
Installment and student loans	1,628	328	453	2,409	48,836	51,245	453

Total loans	$8,385	$328	$9,683	$18,396	$850,918	$869,314	$453

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2022 or December 31, 2021.

The following is a summary of nonaccrual loan balances at June 30, 2022 and December 31, 2021 (in 000's).

	June 30, 2022	December 31, 2021
Real estate construction and development loans	11,068	11,226
Agricultural loans	161	212

Total nonaccrual loans	$11,229	$11,438

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

The following is a summary of impaired loans at June 30, 2022 (in 000's).

June 30, 2022	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$—	$—	$—	$—	$—	$—	$—
Government program loans	—	—	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—	—	—

Commercial real estate loans	—	—	—	—	—	—	—
Residential mortgages	143	—	143	143	5	145	3
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	143	—	143	143	5	145	3

Real estate construction and development loans	11,068	11,068	—	11,068	—	11,147	124
Agricultural loans	671	512	161	673	97	662	16
Installment and student loans	—	—	—	—	—	—	—

Total impaired loans	$11,882	$11,580	$304	$11,884	$102	$11,954	$143

(1) The recorded investment in loans includes accrued interest receivable of $2.
(2) Information is based on six months ended June 30, 2022.

The following is a summary of impaired loans at December 31, 2021 (in 000's).

December 31, 2021	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$—	$—	$—	$—	$—	$156	$—
Government program loans	—	—	—	—	—	110	—
Total commercial and industrial	—	—	—	—	—	266	—

Commercial real estate loans	—	—	—	—	—	538	—
Residential mortgages	146	—	146	146	3	377	6
Total real estate mortgage	146	—	146	146	3	915	6

Real estate construction and development loans	11,226	11,226	—	11,226	—	11,133	272
Agricultural loans	660	453	209	662	127	499	41

Total impaired loans	$12,032	$11,679	$355	$12,034	$130	$12,813	$319

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

The average recorded investment in impaired loans for the quarters ended June 30, 2022 and 2021 was $11,914,000 and $12,452,000, respectively. Interest income recognized on impaired loans for the quarters ended June 30, 2022 and 2021 was approximately $78,000 for each quarter. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $65,000 and $87,000 for the quarters ended June 30, 2022 and 2021, respectively.

The average recorded investment in impaired loans for the six months ended June 30, 2022 and 2021 was $11,954,000 and $13,427,000, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2022 and 2021 was approximately $143,000 and $172,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $129,000 and $156,000 for the six months ended June 30, 2022 and 2021, respectively.

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

There were no TDR additions or defaults for the quarters or years ended June 30, 2022 and June 30, 2021.

The Company makes various types of concessions when structuring TDRs including rate discounts, payment extensions, and other-than-temporary forbearance. At June 30, 2022, the Company had 4 restructured loans totaling $2.4 million as compared to 5 restructured loans totaling $2.6 million at December 31, 2021.

The following tables summarize TDR activity by loan category for the quarters ended June 30, 2022 and June 30, 2021 (in 000's).

Three Months Ended June 30, 2022	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$144	$—	$2,126	$183	$—	$2,453

Additions	—	—	—	—	—	—	—	—

Principal reductions	—	—	(1)	—	(79)	(22)	—	(102)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$143	$—	$2,047	$161	$—	$2,351

Allowance for loan loss	$—	$—	$5	$—	$—	$97	$—	$102
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Three Months Ended June 30, 2021	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$362	$—	$2,401	$448	$—	$3,211

Additions	—	—	—	—	—	—	—	—

Principal reductions	—	—	(3)	—	(66)	(69)	—	(138)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$359	$—	$2,335	$379	$—	$3,073

Allowance for loan loss	$—	$—	$12	$—	$—	$161	$—	$173
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2022	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$146	$—	$2,206	$242	$—	$2,594

Additions	—	—	—	—	—	—	—	—

Principal reductions	—	—	(3)	—	(159)	(81)	—	(243)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$143	$—	$2,047	$161	$—	$2,351

Allowance for loan loss	$—	$—	$5	$—	$—	$97	$—	$102
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2021	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$365	$—	$2,452	$609	$—	$3,426

Additions	—	—	—	—	—	—	—	—

Principal reductions	—	—	(6)	—	(117)	(230)	—	(353)
Charge-offs	—	—	—	—	—	—	—	—

Ending balance	$—	$—	$359	$—	$2,335	$379	$—	$3,073

Allowance for loan loss	$—	$—	$12	$—	$—	$161	$—	$173
Defaults	$—	$—	$—	$—	$—	$—	$—	$—

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

The Company did not carry any loans graded as loss at June 30, 2022 or December 31, 2021.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2022 and December 31, 2021:

June 30, 2022	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$389	$—	$—	$—	$389
Grade 3	—	—	—	—	—
Grades 4 and 5 – pass	53,592	316,449	165,771	60,856	596,668
Grade 6 – special mention	—	34,699	—	1,798	36,497
Grade 7 – substandard	—	—	11,068	2,303	13,371
Grade 8 – doubtful	—	—	—	—	—
Total	$53,981	$351,148	$176,839	$64,957	$646,925

December 31, 2021	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
(in 000's)
Grades 1 and 2	$3,447	$—	$—	$—	$3,447
Grade 3	—	92	—	—	92
Grades 4 and 5 – pass	42,054	301,866	143,044	46,739	533,703
Grade 6 – special mention	—	29,092	—	11,197	40,289
Grade 7 – substandard	3	—	11,226	2,303	13,532
Grade 8 – doubtful	—	—	—	—	—
Total	$45,504	$331,050	$154,270	$60,239	$591,063

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

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
(in 000's)
Not graded	$237,567	$60	$47,442	$285,069	$211,622	$68	$50,421	$262,111
Pass	15,702	10	216	15,928	15,304	12	371	15,687
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	109	109	—	—	453	453
Doubtful	—	—	—	—	—	—	—	—
Total	$253,269	$70	$47,767	$301,106	$226,926	$80	$51,245	$278,251

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

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended June 30, 2022 and 2021 (in 000's)

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2022
Beginning balance	$559	$1,295	$2,897	$957	$2,632	$936	$9,276
Provision (recapture of provision) for credit losses	277	1	631	143	(1)	(445)	606

Charge-offs	—	—	—	—	(6)	—	(6)
Recoveries	—	2	—	20	9	—	31
Net recoveries (charge-offs)	—	2	—	20	3	—	25

Ending balance	$836	$1,298	$3,528	$1,120	$2,634	$491	$9,907
Period-end amount allocated to:
Loans individually evaluated for impairment	—	5	—	97	—	—	102
Loans collectively evaluated for impairment	836	1,293	3,528	1,023	2,634	491	9,805
Ending balance	$836	$1,298	$3,528	$1,120	$2,634	$491	$9,907

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2021
Beginning balance	$528	$551	$3,830	$665	$2,724	$251	$8,549
Provision (recapture of provision) for credit losses	100	531	(617)	441	249	122	826

Charge-offs	—	—	—	—	(188)	—	(188)
Recoveries	4	5	—	—	4	—	13
Net recoveries (charge-offs)	4	5	—	—	(184)	—	(175)

Ending balance	$632	$1,087	$3,213	$1,106	$2,789	$373	$9,200
Period-end amount allocated to:
Loans individually evaluated for impairment	—	12	—	161	—	—	173
Loans collectively evaluated for impairment	632	1,075	3,213	945	2,789	373	9,027
Ending balance	$632	$1,087	$3,213	$1,106	$2,789	$373	$9,200

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2022
Beginning balance	$597	$1,174	$2,840	$1,233	$2,720	$769	$9,333
Provision (recapture of provision) for credit losses	(29)	118	688	(149)	261	(278)	611

Charge-offs	—	—	—	—	(364)	—	(364)
Recoveries	268	6	—	36	17	—	327
Net recoveries (charge-offs)	268	6	—	36	(347)	—	(37)

Ending balance	$836	$1,298	$3,528	$1,120	$2,634	$491	$9,907
Period-end amount allocated to:
Loans individually evaluated for impairment	—	5	—	97	—	—	102
Loans collectively evaluated for impairment	836	1,293	3,528	1,023	2,634	491	9,805
Ending balance	$836	$1,298	$3,528	$1,120	$2,634	$491	$9,907

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
June 30, 2021
Beginning balance	$625	$575	$3,722	$711	$2,614	$275	$8,522
Provision (recapture of provision) for credit losses	(32)	501	(509)	395	748	98	1,201

Charge-offs	—	—	—	—	(580)	—	(580)
Recoveries	39	11	—	—	7	—	57
Net (charge-offs) recoveries	39	11	—	—	(573)	—	(523)

Ending balance	$632	$1,087	$3,213	$1,106	$2,789	$373	$9,200
Period-end amount allocated to:
Loans individually evaluated for impairment	—	12	—	161	—	—	173
Loans collectively evaluated for impairment	632	1,075	3,213	945	2,789	373	9,027
Ending balance	$632	$1,087	$3,213	$1,106	$2,789	$373	$9,200

The following summarizes information with respect to the loan balances at June 30, 2022 and 2021.

	June 30, 2022			June 30, 2021
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and business loans	$—	$53,773	$53,773	$—	$43,676	$43,676
Government program loans	—	208	208	155	12,253	12,408
Total commercial and industrial	—	53,981	53,981	155	55,929	56,084

Commercial real estate loans	—	351,148	351,148	—	333,288	333,288
Residential mortgage loans	143	253,126	253,269	360	176,141	176,501
Home improvement and home equity loans	—	70	70	—	96	96
Total real estate mortgage	143	604,344	604,487	360	509,525	509,885

Real estate construction and development loans	11,068	165,771	176,839	10,940	154,486	165,426

Agricultural loans	673	64,284	64,957	379	53,139	53,518

Installment and student loans	—	47,767	47,767	—	56,190	56,190

Total loans	$11,884	$936,147	$948,031	$11,834	$829,269	$841,103
4.Student Loans

Included in the installment and student loans segment of the loan portfolio are $44.9 million and $48.5 million in student loans at June 30, 2022 and December 31, 2021, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. Accrued interest on student loans that are in school or grace totaled $2,137,000 at June 30, 2022 and $2,338,000 at December 31, 2021. At June 30, 2022 there were 870 loans within repayment, deferment, and forbearance which represented $20.6 million, $8.5 million, and $9.8 million, respectively. At December 31, 2021, there were 901 loans within repayment, deferment, and forbearance which represented $23.8 million, $9.0 million and $8.2 million, respectively. As of June 30, 2022 and December 31, 2021, the reserve against the student loan portfolio was $2,561,000 and $2,647,000, respectively. There were no TDRs within the portfolio as of June 30, 2022 or December 31, 2021. At June 30, 2022, there were $109,000 in student loans in the substandard category. At December 31, 2021, there were $453,000 in student loans included in the substandard category. There were no student loans in the doubtful or loss categories at June 30, 2022 and December 31, 2021. There were no new student loans originated in 2021 and 2022.

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

The following tables summarize the credit quality indicators for outstanding student loans as of June 30, 2022 and December 31, 2021 (in 000's, except for number of borrowers):

	June 30, 2022			December 31, 2021
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	127	$3,652	$1,466	185	$6,555	$2,021
Grace	54	2,376	671	28	912	317
Repayment	468	20,572	665	500	23,834	715
Deferment	201	8,537	1,149	224	8,984	508
Forbearance	201	9,808	854	177	8,172	1,077
Total	1,051	$44,945	$4,805	1,114	$48,457	$4,638

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

Forbearance - The period of time during which the borrower may postpone making principal and interest payments, which may be granted for either hardship or administrative reasons. Interest will continue to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, the delinquency will be covered by the forbearance and all accrued and unpaid interest from the date of delinquency or if none, from the date of beginning of the forbearance period, will be capitalized at the end of each forbearance period. The term of the loan will not change and payments may be increased to allow the loan to pay off in the required time frame. A forbearance that results in only an insignificant delay in payment, is not considered a concessionary change in terms, provided the borrower affirms the obligation. Forbearance is not an uncommon status designation, this designation is standard industry practice, and is consistent with the succession of students migrating to employed medical professionals. However, additional risk is associated with this designation. In addition to forbearance granted for hardship or administrative reasons, the Company provided up to 18 months of additional disaster forbearance to those borrowers impacted by Hurricane Maria in 2017 and additional forbearance related to COVID-19.

Due to the COVID-19 pandemic, certain Federally guaranteed student loans are provided forbearance in the form of 0% interest and no payments from March 2020 through August 31, 2022. While loans serviced by ZuntaFi are not Federally guaranteed, ZuntaFi in keeping with the spirit of the Federal programs, offers a similar pandemic forbearance. Some student loans are granted additional non-program, no-pay forbearance during this same time frame, up to 90 days for each occurrence when requested, through August 31, 2022. Each request must be justified with the borrower, stating the financial hardship, that it was induced by the pandemic, and the borrower must also reaffirm the debt as part of the documentation for each forbearance period. The loans continue to accrue interest at the note rate under the program requirements. At this time, the expectation is the Pandemic Forbearance will no longer be offered as of August 31, 2022, at which time loans will resume under Repayment status, or be placed in other appropriate status, including program Forbearance or Deferment as qualified and as available.

Student Loan Aging

Student loans are generally charged off at the end of the quarter during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the six months ended June 30, 2022, $14,000 in accrued interest receivable was reversed, due to charge-offs of $353,000 within the student loan portfolio. There were no charge-offs or reversal of accrued interest receivable during the quarter ended June 30, 2022. For the three and six months ended June 30, 2021, $21,000 and $50,000 in accrued interest receivable was reversed, due to charge-offs of $188,000 and $568,000 within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of June 30, 2022 and December 31, 2021 (in 000's, except for number of borrowers):

	June 30, 2022		December 31, 2021
	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	265	$27,856	272	$29,596
31 - 60 days	19	2,328	10	1,628
61 - 90 days	1	88	3	328
91 - 120 days	1	109	5	453
Total	286	$30,381	290	$32,005
5.Deposits

Deposits include the following:

(in 000's)	June 30, 2022	December 31, 2021
Noninterest-bearing deposits	$473,013	$476,749
Interest-bearing deposits:
NOW and money market accounts	541,166	529,841
Savings accounts	120,082	113,930
Time deposits:
Under $250,000	52,762	46,631
$250,000 and over	21,171	20,955
Total interest-bearing deposits	735,181	711,357
Total deposits	$1,208,194	$1,188,106

6.Short-term Borrowings/Other Borrowings

At June 30, 2022, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $412.9 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2.4 million. At June 30, 2022, the Company had uncollateralized lines of credit with PNC Bank of $40 million, with Pacific Coast Bankers Bank (PCBB) totaling $50 million, $20 million with Zions First National Bank and $10 million with Union Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans.

As of June 30, 2022, $2.6 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $538.9 million in secured and unsecured loans were pledged at June 30, 2022, as collateral for borrowing lines with the Federal Reserve Bank. At June 30, 2022, the Company had no outstanding borrowings.

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

7.Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2032. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of June 30, 2022, the Company had 15 operating leases and no financing leases.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in 000's)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease expense	$184	$168	$368	$336
Variable lease expense	—	77	—	157
Total	$184	$245	$368	$493
Supplemental balance sheet information related to leases was as follows:

(in 000's)	June 30, 2022
Operating cash flows from operating leases	$368
Weighted-average remaining lease term in years for operating leases	4.73
Weighted-average discount rate for operating leases	5.13%
Maturities of lease liabilities were as follows:

(in 000's)	June 30, 2022
2023	$743
2024	702
2025	486
2026	268
2027	132
Thereafter	374
Total undiscounted cash flows	2,705
Less: present value discount	(304)
Present value of net future minimum lease payments	$2,401

8.Supplemental Cash Flow Disclosures

	Six months ended June 30,
(in 000's)	2022	2021
Cash paid during the period for:
Interest	$1,135	$990
Income taxes	2,920	2,060
Noncash investing activities:
Unrealized gain on unrecognized post retirement costs	44	50
Unrealized loss on available for sale securities	(20,433)	(247)
Unrealized gain on junior subordinated debentures	2,594	325
Cash dividend declared	1,874	1,871
9.Dividends on Common Stock

On June 28, 2022, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on July 22, 2022, to shareholders of record as of July 8, 2022. Approximately $1,874,000 was transferred from retained earnings to dividends payable as of June 30, 2022 to allow for distribution of the dividend to shareholders.

On March 22, 2022, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on April 18, 2022, to shareholders of record as of April 6, 2022. Approximately $1,874,000 was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (000's, except per share amounts)	$3,435	$2,705	$5,878	$4,115

Weighted average shares issued	17,036,364	17,010,288	17,033,401	17,010,210
Add: dilutive effect of stock options	21,391	22,590	21,341	17,267
Weighted average shares outstanding adjusted for potential dilution	17,057,755	17,032,878	17,054,742	17,027,477

Basic earnings per share	$0.20	$0.16	$0.35	$0.24
Diluted earnings per share	$0.20	$0.16	$0.34	$0.24
Anti-dilutive stock options excluded from earnings per share calculation	97,000	71,000	97,000	101,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2022 and December 31, 2021, the Company had no recorded valuation allowance. The Company is no longer subject to examinations by taxing authorities for years before 2018 and 2017 for Federal and California jurisdictions, respectively.

The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized on uncertain tax positions during the periods ended June 30, 2022 and 2021 were insignificant.

The Company reported a provision for income taxes of $2,362,000 for the six months ended June 30, 2022 as compared to the $1,613,000 provision reported in the comparable period of 2021. The effective tax rate was 28.67% for the six months ended June 30, 2022 as compared to 28.16% for the comparable period of 2021.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of June 30, 2022 and December 31, 2021. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of June 30, 2022, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At June 30, 2022, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The 6.22% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At June 30, 2022, the total cumulative gain recorded on the debt is $2.04 million.

The net fair value calculation performed as of June 30, 2022 resulted in a net pretax gain adjustment of $725,000 for the six months ended June 30, 2022 compared to a net pretax loss adjustment of $331,000 for the six months ended June 30, 2021.

For the six months ended June 30, 2022, the net $725,000 fair value gain adjustment was separately presented as a $1,869,000 loss ($1,317,000, net of tax) recognized on the consolidated statements of income, and a $2,594,000 gain ($1,827,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the six months ended June 30, 2021, the net $331,000 fair value loss adjustment was separately presented as a $656,000 gain ($462,000, net of tax) recognized on the consolidated statements of income, and a $325,000 loss ($229,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

The net fair value calculation performed as of June 30, 2022 resulted in a net pretax gain adjustment of $422,000 for the quarter ended June 30, 2022 compared to a net pretax loss adjustment of $270,000 for the quarter ended June 30, 2021.

For the quarter ended June 30, 2022, the net $422,000 fair value gain adjustment was separately presented as a $869,000 loss ($612,000, net of tax) recognized on the consolidated statements of income, and a $1.3 million gain ($910,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended June 30, 2021, the net $270,000 fair value loss adjustment was separately presented as a $377,000 gain ($265,000, net of tax) recognized on the consolidated statements of income, and a $647,000 loss ($456,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

June 30, 2022
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$215,774	$215,774	$3,436	$212,338	$—
Loans, net	940,084	907,923	—	—	907,923
Accrued interest receivable	8,265	8,265	—	8,265	—
Financial Liabilities:
Deposits:
Noninterest-bearing	473,013	473,013	473,013	—	—
NOW and money market	541,166	541,166	541,166	—	—
Savings	120,082	120,082	120,082	—	—
Time deposits	73,933	72,944	—	—	72,944
Total deposits	1,208,194	1,207,205	1,134,261	—	72,944
Junior subordinated debt	10,489	10,489	—	—	10,489

December 31, 2021
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$182,646	$182,651	$3,744	$178,907	$—
Loans	862,200	854,697	—	—	854,697
Accrued interest receivable	7,530	7,530	—	7,530	—
Financial Liabilities:
Deposits:
Noninterest-bearing	476,749	476,749	476,749	—	—
NOW and money market	529,841	529,841	529,841	—	—
Savings	113,930	113,930	113,930	—	—
Time deposits	67,586	67,922	—	—	67,922
Total deposits	1,188,106	1,188,442	1,120,520	—	67,922
Junior subordinated debt	11,189	11,189	—	—	11,189

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by the Company or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurements during the six months ended June 30, 2022.

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2022 (in 000’s):

Description of Assets	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (1):
U.S. Government agencies	$9,688	$—	$9,688	$—
U.S. Government collateralized mortgage obligations	107,635	—	107,635	—
Municipal bonds	42,176	—	42,176	—
U.S. Treasury securities	19,532		19,532
Corporate bond	33,307	—	33,307	—
Total AFS securities	212,338	—	212,338	—

Marketable equity securities (1)	3,436	3,436	—	—
Total	$215,774	$3,436	$212,338	$—

Description of Liabilities	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (1)	$10,489	—	—	$10,489
Total	$10,489	—	—	$10,489
(1)Recurring

There were no non-recurring fair value adjustments at June 30, 2022 or December 31, 2021.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2021 (in 000’s):

Description of Assets	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (1):
U.S. Government agencies	$33,376	$—	$33,376	$—
U.S. Government collateralized mortgage obligations	64,735	—	64,735
Asset-backed securities	4,130	—	4,130
Municipal bonds	50,052	—	50,052
Treasury securities	15,187		15,187
Corporate bonds	11,422	—	11,422	—
Total AFS securities	178,902	—	178,902	—

Marketable equity securities (1)	3,744	3,744	—	—
Total	$182,646	$3,744	$178,902	$—

Description of Liabilities	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (1)	$11,189	$—	$—	$11,189
Total	$11,189	$—	$—	$11,189

(1)Recurring

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

June 30, 2022				December 31, 2021
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	6.22%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	3.90%
Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The increase in discount rate between the periods ended June 30, 2022 and December 31, 2021 is primarily due to increases in rates for similar debt instruments.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis at June 30, 2022 and 2021 (in 000’s):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,887	$10,983	$11,189	$10,924
Gross loss (gain) included in earnings	869	(377)	1,869	656
Gross (gain) loss related to changes in instrument specific credit risk	(1,292)	647	(2,594)	(325)
Change in accrued interest	25	$—	25	(2)
Ending balance	$10,489	$11,253	$10,489	$11,253
The amount of total loss (gain) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$869	$(377)	$1,869	$656
14.Goodwill and Intangible Assets

At June 30, 2022, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2021. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2021 with no material events occurring through the period ended June 30, 2022.

15.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	June 30, 2022			December 31, 2021
(in 000's)	Net unrealized gain (loss) on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized (loss) gain on junior subordinated debentures	Net unrealized (loss) gain on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$(236)	$(627)	$(311)	$630	$(770)	$(588)
Current period comprehensive (loss) income, net of tax	(14,393)	31	1,827	(866)	143	277
Ending balance	$(14,629)	$(596)	$1,516	$(236)	$(627)	$(311)
Accumulated other comprehensive loss			$(13,709)			$(1,174)

16.Investment in York Monterey Properties

As of June 30, 2022 and December 31, 2021, the Bank's investment in York Monterey Properties Inc. totaled $5.2 million. York Monterey Properties Inc. is included within the consolidated financial statements of the Company, with $4.6 million of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

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

	Contractual Amount
(In thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$169,893	$239,095
Standby letters of credit	$641	$1,719

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At June 30, 2022, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $641,000.

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

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: i) adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages; (ii) the COVID-19 global pandemic, including the effects of the steps being taken to address the pandemic and their impact on the Company’s market and employees; iii) Severe weather or natural disasters, such as wildfires, earthquakes, drought, or flood; iv) competitive pressures in the banking industry and changes in the regulatory environment; v) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; vi) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; vii) credit quality deterioration that could cause an increase in the provision for loan losses; viii) Asset/Liability matching risks and liquidity risks; ix) volatility and devaluation in the securities markets, x) potential impairment of goodwill and other intangible assets, and xi) technology implementation problems and information security breaches. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Executive Summary

During 2021 and through the second quarter of 2022, the Company executed a multi-phase strategy to deploy excess liquidity. As part of the cash deployment strategy, during 2021, the Company purchased $201.0 million in residential mortgage loans with a 2.90% weighted average coupon rate and $125.7 million in investment securities with weighted average purchase yield of 1.73%. In 2022, the Company purchased $35.6 million in residential mortgage loans with a 3.06% weighted average coupon rate and $81.5 million in investment securities with a 2.95% weighted average purchase yield.

2022 Highlights

▪Total assets increased 0.6% to $1.34 billion, compared to $1.33 billion at December 31, 2021.
▪Total loans, net of unearned fees, increased 9.0% to $950.0 million, compared to $871.5 million at December 31, 2021.
▪Total investments increased 18.1%, or $33.1 million, to $215.8 million, compared to $182.6 million at December 31, 2021.
▪Total deposits increased 1.7% to $1.21 billion, compared to $1.19 billion at December 31, 2021.
▪Net interest income before the provision for credit losses increased 16.66% to $19.8 million for the six months ended June 30, 2022, compared to $17.0 million for the six months ended June 30, 2021.
▪Book value per share decreased to $6.46, compared to $7.06 at December 31, 2021.
▪Net charge-offs totaled $37,000, compared to net charge-offs of $523,000 for the six months ended June 30, 2021.
▪Capital position remains well-capitalized with a 9.70% Tier 1 Leverage Ratio compared to 9.79% as of December 31, 2021.
▪Return on average assets ("ROAA") was 0.89%, compared to 0.71% for the six months ended June 30, 2021.
▪Return on average equity ("ROAE") was 10.19%, compared to 7.00% for the six months ended June 30, 2021.

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

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural-related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. The state of California is experiencing a severe drought and water allocations have been significantly reduced for farmers in the Central Valley. Due to these water issues the impact on businesses and consumers located in the Company's market areas is not possible to quantify. In response the California state legislature passed the Sustainable Groundwater Management Act with the purpose to ensure better local and regional management of groundwater use and sustainable groundwater management in California by 2042. The local districts began to develop, prepare, and begin implementation of the Groundwater Sustainability Plans in 2020. The effect of such plans to Central Valley agriculture, if any, is still unknown.

The Company's earnings are impacted by monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank ("FRB") has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Federal Open Market Committee (" FOMC") has indicated that due to rising inflation it expects to raise interest rates during 2022 and 2023. The FOMC increased the overnight benchmark rate 25bps in March 2022, 50bps in May 2022, and 75bps in June 2022. Further rate hikes are expected during the year to taper record high inflation.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance.

COVID-19

The COVID-19 pandemic has impacted the local economy in the Central Valley. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020 causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates have been improving over the last year. As of May 2022, the unemployment rate in Fresno County was 5.20% compared to 9.30% in May 2021. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package, and the Consolidated Appropriations Act, 2021 was signed into law at the end of December 2020 as a $900 billion legislative package. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

    Financial position and results of operations

Pertaining to the Company's June 30, 2022 financial condition and results of operations, COVID-19 has had an impact on the allowance for credit losses. While the Company has not yet experienced any charge-offs related to COVID-19, its allowance for credit loss calculation and resulting provision for credit losses are significantly impacted by changes in economic conditions resulting from a significant increase in economic uncertainty. Although economic scenarios related to the pandemic have improved since March 2020, the credit risk in the loan portfolio remains heightened resulting in the need for an additional reserve for credit loss. Additionally, the economic uncertainty related to higher inflation in the recent months, significant increase in yield curve along with the recent inversion of yield curve, and magnitude of rate hikes in 2022 warrants the increase in additional reserve for credit losses.

    Capital and liquidity

As of June 30, 2022, the Company and Bank's capital ratios were in excess of all regulatory requirements. The Company's management team believes that while the Company and Bank have sufficient capital to withstand an economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from the Bank to service its debt. If the Bank is unable to pay dividends for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity. If an extended recession caused large numbers of its deposit customers to withdraw their funds, it might become more reliant on volatile or more expensive sources of funding. Wholesale funding markets are available to the Company.

    Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to six months. During 2020, the Company had executed 23 payment deferrals or modifications on outstanding loan balances of $69,814,000 in connection with the COVID-19 relief provided by the CARES Act and interagency guidance issued in March 2020. The Company has not recognized any losses on the loan modifications and as of June 30, 2022, there were no modifications outstanding.

The Company participated in the first and second draw of the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA"). The PPP program ended on August 8, 2020. PPP loans earn interest at 1% and have either a two or five year term. In addition to interest, the Company receives a processing fee ranging from 3%-5% of the loan balance for each PPP loan. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2022, there were three outstanding SBA PPP loans representing $133,000 in balances.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $5.9 million or $0.35 per share ($0.34 diluted), for the six months ended June 30, 2022, as compared to $4.1 million, or $0.24 per share ($0.24 diluted), for the same period in 2021. The Company’s return on average assets was 0.89% for the six months ended June 30, 2022, as compared to 0.71% for the six months ended June 30, 2021. The Company’s return on average equity was 10.19% for the six months ended June 30, 2022, as compared to 7.00% for the six months ended June 30, 2021. The increase is primarily attributed to growth in interest income as a result of the Company deploying cash into its loan and investment portfolios during 2021 and 2022.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six month periods ended June 30, 2022 and 2021.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended June 30, 2022 and 2021

		2022			2021
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$906,396	$9,731	4.31%	$762,090	$8,748	4.60%
Investment securities (3)	192,494	1,004	2.09%	164,908	654	1.59%
Interest-bearing deposits in FRB	136,898	258	0.76%	180,061	42	0.09%
Total interest-earning assets	1,235,788	$10,993	3.57%	1,107,059	$9,444	3.42%
Allowance for credit losses	(9,302)			(8,552)
Noninterest-earning assets:
Cash and due from banks	34,904			48,415
Premises and equipment, net	9,064			8,950
Accrued interest receivable	7,602			7,949
Other real estate owned	4,579			4,965
Other assets	54,863			54,488
Total average assets	$1,337,498			$1,223,274
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$130,487	$37	0.11%	$160,053	$60	0.15%
Money market accounts	411,211	382	0.37%	307,374	273	0.36%
Savings accounts	124,864	34	0.11%	107,024	29	0.11%
Time deposits	70,587	62	0.35%	62,993	106	0.67%
Junior subordinated debentures	10,863	69	2.55%	10,961	45	1.65%
Total interest-bearing liabilities	748,012	$584	0.31%	648,405	$513	0.32%
Noninterest-bearing liabilities:
Noninterest-bearing checking	465,926			446,352
Accrued interest payable	118			107
Other liabilities	9,465			9,550
Total liabilities	1,223,521			1,104,414

Total shareholders' equity	113,977			118,860
Total average liabilities and shareholders' equity	$1,337,498			$1,223,274
Interest income as a percentage of average earning assets			3.57%			3.41%
Interest expense as a percentage of average earning assets			0.19%			0.19%
Net interest margin			3.38%			3.22%

(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $66 for the three months ended June 30, 2022 and loan fee income of $290 for the three months ended June 30, 2021.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation.
(3)Yields on investment securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six month periods ended June 30, 2022 and 2021.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Six months ended June 30, 2022 and 2021

		2022			2021
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans (1)	$888,722	$18,849	4.28%	$716,162	$16,855	4.75%
Investment securities (3)	190,141	1,795	1.90%	134,243	1,041	1.56%
Interest-bearing deposits in FRB	156,959	340	0.44%	219,272	104	0.10%
Total interest-earning assets	1,235,822	$20,984	3.42%	1,069,677	$18,000	3.39%
Allowance for credit losses	(9,408)			(8,535)
Noninterest-earning assets:
Cash and due from banks	36,089			45,051
Premises and equipment, net	8,997			8,995
Accrued interest receivable	7,340			7,814
Other real estate owned	4,581			5,019
Other assets	52,239			49,239
Total average assets	$1,335,660			$1,177,260
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$140,249	$84	0.12%	$155,077	$115	0.15%
Money market accounts	402,436	744	0.37%	286,153	503	0.35%
Savings accounts	120,771	66	0.11%	104,090	57	0.11%
Time deposits	68,712	129	0.38%	62,821	220	0.71%
Junior subordinated debentures	11,009	114	2.09%	10,929	92	1.70%
Total interest-bearing liabilities	743,177	$1,137	0.31%	619,070	$987	0.32%
Noninterest-bearing liabilities:
Noninterest-bearing checking	466,097			429,513
Accrued interest payable	115			100
Other liabilities	9,659			9,673
Total liabilities	1,219,048			1,058,356

Total shareholders' equity	116,612			118,904
Total average liabilities and shareholders' equity	$1,335,660			$1,177,260
Interest income as a percentage of average earning assets			3.42%			3.39%
Interest expense as a percentage of average earning assets			0.19%			0.19%
Net interest margin			3.23%			3.20%

(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $366 for the six months ended June 30, 2022 and loan fee income of $936 for the six months ended June 30, 2021.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation.
(3)Yields on investments securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

The prime rate increased from 3.25% at June 30, 2021 to 4.75% at June 30, 2022. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) for the three months ended
	June 30, 2022 compared to June 30, 2021
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$983	$(611)	$1,594
Investment securities available for sale	350	228	122
Interest-bearing deposits in FRB	216	299	(83)
Total interest income	1,549	(84)	1,633
Increase (decrease) in interest expense:
Interest-bearing demand accounts	86	29	57
Savings and money market accounts	5	—	5
Time deposits	(44)	(56)	12
Subordinated debentures	24	24	—
Total interest expense	71	(3)	74
Increase (decrease) in net interest income	$1,478	$(81)	$1,559

For the three months ended June 30, 2022, total interest income increased $1.5 million, or 16.4%, as compared to the three months ended June 30, 2021. In comparing the two periods, average interest earning assets increased $128.7 million, with an increase of $144.3 million in loan balances and an increase of $27.6 million in investment securities, partially offset by a decrease of $43.2 million in balances held at the Federal Reserve Bank. The increase in loan balances is attributed to purchases of residential mortgage pools. Investment securities yields increased 50 basis points and loan yields decreased 29 basis points. The average yield on total interest-earning assets increased 15 basis points. The increase in yields is a result of the purchases of investment securities at higher yields due to market rate increases and increases on yields on overnight deposits related to the increase in the Fed Funds rate, offset by lower loan yields.

	Increase (decrease) for the six months ended
	June 30, 2022 compared to June 30, 2021
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$1,994	$(1,814)	$3,808
Investment securities available for sale	754	256	498
Interest-bearing deposits in FRB	236	378	(142)
Total interest income	2,984	(1,180)	4,164
Increase (decrease) in interest expense:
Interest-bearing demand accounts	210	57	153
Savings and money market accounts	9	—	9
Time deposits	(91)	(110)	19
Subordinated debentures	22	21	1
Total interest expense	150	(32)	182
Increase (decrease) in net interest income	$2,834	$(1,148)	$3,982

For the six months ended June 30, 2022, total interest income increased $3.0 million, or 16.58%, as compared to the six months ended June 30, 2021. In comparing the two periods, average interest earning assets increased $166.1 million, with an increase of $172.6 million in loan balances and an increase of $55.9 million in investment securities, partially offset by a decrease of $62.3 million in balances held at the Federal Reserve Bank. Investment securities yields increased 34 basis points while loan yields decreased 47 basis points. The decrease in loan yields is attributed to the purchased residential mortgage pools, which have a lower yield compared to the rest of the loan portfolio. Interest-bearing deposits in FRB, the Company's lowest-yielding interest-earning asset, comprised 12.7% of the average interest-earning assets for period ended June 30, 2022, compared to 20.49% for the same period ended 2021.

The overall average yield on the loan portfolio decreased to 4.28% for the six months ended June 30, 2022, as compared to 4.75% for the six months ended June 30, 2021. At June 30, 2022, 44.3% of the Company's loan portfolio consisted of floating rate instruments, as compared to 45.8% of the portfolio at December 31, 2021, with the majority of those tied to the prime rate. Approximately 58.9%, or $247.5 million, of the floating rate loans had rate floors at June 30, 2022, making them effectively fixed-rate loans for certain decreases in interest rates. There were no loans with floor spreads of 100 basis points or more.

The Company’s net interest margin increased to 3.23% for the six months ended June 30, 2022, when compared to 3.20% for the six months ended June 30, 2021. The net interest margin increased primarily as a result of growth in average loan and investment balances, partially offset by the decrease in loan yields.

The Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The rates paid on interest-bearing liabilities decreased to 0.31% for the six months ended June 30, 2022, as compared to 0.32% for the six months ended June 30, 2021. For the six months ended June 30, 2022, total interest expense increased approximately $150,000, or 15.2%, as compared to the six months ended June 30, 2021. Between those two periods, average interest-bearing liabilities increased by $124.1 million due to increases in money market, savings accounts, and time deposits. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at June 30, 2022.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date (YTD) averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average June 30, 2022	YTD Average December 31, 2021	YTD Average June 30, 2021
Loans	71.92%	68.99%	66.96%
Investment securities available for sale	15.39%	13.35%	12.55%
Interest-bearing deposits in FRB	12.69%	17.66%	20.49%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	18.86%	23.77%	25.05%
Money market accounts	54.15%	48.44%	46.22%
Savings accounts	16.25%	16.20%	16.81%
Time deposits	9.25%	9.90%	10.15%
Subordinated debentures	1.49%	1.69%	1.77%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2022 and 2021:

(in 000's)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Amount of Change	Percent Change
Customer service fees	$776	692	$84	12.1%
Increase in cash surrender value of bank-owned life insurance	114	138	(24)	(17.4)%
Unrealized loss on fair value of marketable equity securities	(127)	—	(127)	(100%)
(Loss) gain on fair value of junior subordinated debentures	(869)	377	(1,246)	330.5%
Other	708	115	593	515.7%
Total noninterest loss	$602	$1,322	$(720)	(54.5)%

Noninterest income for the quarter ended June 30, 2022 decreased $720,000 to $602,000 when compared to the quarter ended June 30, 2021. Included in the decrease is a loss on the fair value of marketable equity securities of $127,000. The change in fair value of junior subordinated debentures caused a $869,000 loss for the quarter ended June 30, 2022, compared to a $377,000 gain for the quarter ended June 30, 2021, resulting in a difference of $1,246,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the LIBOR yield curve. Generally, an increase in the three month LIBOR yield curve will result in negative fair value adjustments. Conversely, a decrease in the three month LIBOR yield curve will result in positive fair value adjustments. Also included in noninterest income for the quarter ended June 30, 2022 was $566,000 in nonrecurring income received from The Central Valley Fund II (SBIC), Limited Partnership.

(in 000's)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Amount of Change	Percent Change
Customer service fees	$1,429	1,348	$81	6.0%
Increase in cash surrender value of bank-owned life insurance	253	269	(16)	(5.9)%
Unrealized loss on fair value of marketable equity securities	(309)	(60)	(249)	(415.0)%
Loss on fair value of junior subordinated debentures	(1,869)	(656)	(1,213)	(184.9)%
Gain on sale of assets	—	13	(13)	(100.0)%
Gain on sale of investment securities	30	—	30	100.0%
Other	861	248	613	247.2%
Total noninterest income	$395	$1,162	$(767)	(66.0)%

Noninterest income for the six months ended June 30, 2022 decreased $767,000 to $395,000 when compared to the six months ended June 30, 2021. Included in the decrease is a loss on the fair value of marketable equity securities of $309,000. The change in fair value of junior subordinated debentures caused a $1,869,000 loss for the six months ended June 30, 2022, compared to a $656,000 loss for the six months ended June 30, 2021, resulting in a difference of $1,213,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the LIBOR yield curve. Generally, an increase in the three month LIBOR yield curve will result in negative fair value adjustments. Conversely, a decrease in the three month LIBOR yield curve will result in positive fair value adjustments. Also included in noninterest income for the six months ended June 30, 2022 was $566,000 in nonrecurring income received from The Central Valley Fund II (SBIC), Limited Partnership.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following tables sets forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2022 and 2021:

(in 000's)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Amount of Change	Percent Change
Salaries and employee benefits	$2,777	$2,893	$(116)	(4.0)%
Occupancy expense	849	837	12	1.4%
Data processing	145	148	(3)	(2.0)%
Professional fees	919	905	14	1.5%
Regulatory assessments	187	123	64	52.0%
Director fees	116	92	24	26.1%
Correspondent bank service charges	24	23	1	4.3%
Net cost on operation of OREO	2	18	(16)	(88.9)%
Other	557	606	(49)	(8.1)%
Total expense	$5,576	$5,645	$(69)	(1.2)%

Noninterest expense for the quarter ended June 30, 2022 decreased $69,000 to $5,576,000, compared to the quarter ended June 30, 2021. The decrease was primarily attributed to the decrease in salaries and employees benefits, other, and net cost on operation of OREO, partially offset by increase in occupancy expense, professional fees, and regulatory assessments. The increase in regulatory assessments was the result of an increase in the assessment rate and deposit growth. The decrease in salaries and employee benefits was driven by decreases in insurance benefits expense and higher direct loan origination costs related to higher loan origination volume during the quarter ended June 30, 2022 compared to June 30, 2021. Direct loan origination costs related to a lender's compensation and benefits reduce salary and employee benefits expense.

(in 000's)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Amount of Change	Percent Change
Salaries and employee benefits	$5,826	$5,917	$(91)	(1.5)%
Occupancy expense	1,628	1,693	(65)	(3.8)%
Data processing	260	235	25	10.6%
Professional fees	1,868	1,766	102	5.8%
Regulatory assessments	417	289	128	44.3%
Director fees	234	184	50	27.2%
Correspondent bank service charges	50	42	8	19.0%
Net cost on operation of OREO	(6)	43	(49)	(114.0)%
Other	1,114	1,077	37	3.4%
Total expense	$11,391	$11,246	$145	1.3%

Noninterest expense for the six months ended June 30, 2022 increased $145,000 to $11,391,000, compared to the six months ended June 30, 2021. The increase was attributed to increases in regulatory assessments, professional fees, director fees, and other expenses, offset by a decreases in salaries and employee benefits, net cost on operation of OREO, and occupancy expense. The increase in regulatory assessments was the result of an increase in the assessment rate and the increase in professional fees was the result of increases in consulting fees and servicing fees for purchased real estate loans. The decrease in salaries and employee benefits was driven by decreases in group insurance expense and direct loan origination costs, which reduce salary expense, during the six months ended June 30, 2022. Other expenses increased primarily due to increases in telephone expense.

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

The Company has reviewed all of its tax positions as of June 30, 2022, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company's effective tax rate for the six months ended June 30, 2022 was 28.67% compared to 28.16% for the six months ended June 30, 2021.

Financial Condition

Total assets increased $8.6 million, or 0.6%, to a balance of $1.34 billion at June 30, 2022, from the balance of $1.33 billion at December 31, 2021, and increased $108.5 million, or 8.8%, from the balance of $1.23 billion at June 30, 2021. Total deposits of $1.2 billion at June 30, 2022, increased $20.1 million, or 1.7%, from the balance reported at December 31, 2021, and $117.8 million, or 10.8%, from the balance of $1.09 billion reported at June 30, 2021. Cash and cash equivalents decreased $112.0 million, or 51.1%, between December 31, 2021 and June 30, 2022. Net loans increased $77.9 million, or 9.0%, to a balance of $940.1 million, and investment securities increased $33,128,000, or 18.1%, to a balance of $215.8 million during the first six months of 2022.

Earning assets averaged $1.24 billion during the six months ended June 30, 2022, as compared to $1.07 billion for the same period in 2021. Average interest-bearing liabilities increased to $743.2 million for the six months ended June 30, 2022, from $619.1 million reported for the comparative period of 2021.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $948.0 million at June 30, 2022, an increase of $78.7 million, or 9.1%, when compared to the balance of $869.3 million at December 31, 2021, and an increase of $106.9 million, or 11.3%, when compared to the balance of $841.1 million reported at June 30, 2021. Loans on average increased $172.6 million, or 24.1%, between the six months ended June 30, 2021 and June 30, 2022, with loans averaging $888.7 million for the six months ended June 30, 2022, as compared to $716.2 million for the same period of 2021.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category and the category percentages for the periods presented:

	June 30, 2022		December 31, 2021		June 30, 2021
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and industrial	$53,981	5.7%	$45,504	5.2%	$56,084	6.7%
Real estate – mortgage	604,487	63.7%	558,056	64.2%	509,885	60.5%
RE construction & development	176,839	18.7%	154,270	17.7%	165,426	19.7%
Agricultural	64,957	6.9%	60,239	6.9%	53,518	6.4%
Installment and student loans	47,767	5.0%	51,245	6.0%	56,190	6.7%
Total gross loans	$948,031	100.00%	$869,314	100.00%	$841,103	100.00%

Loan volume continues to be highest in what has historically been the primary lending emphasis: real estate mortgage, and construction lending. Total loans increased $78.7 million during the first six months of 2022. There were increases of $46.4 million, or 8.3%, in real estate mortgage loans, $22.6 million, or 14.6%, in real estate construction and development loans, $8.5 million, or 18.6% in commercial and industrial, and $4.7 million, or 7.8%, in agriculture loans. Installment loans decreased by $3.5 million, or 6.8%. The Bank is subject to internal limits of 115% of capital on the real estate construction and development portfolio and 330% of capital for the non-owner occupied commercial real estate portfolio, which also includes construction and development loans. In addition, there is also a limit of 50% growth over the three years for the non-owner occupied commercial real estate portfolio. At June 30, 2022, the real estate construction and development portfolio totaled 102% of capital. The non-owner occupied commercial real estate totaled 332% of capital and had a three year growth rate of 52.6%. Subsequent to quarter-end, the Bank increased its internal limit for the non-owner occupied commercial real estate portfolio to 345% of capital and 50% growth over three years. The current limits may affect the ability of the Bank to significantly grow these segments of the loan portfolio. The Bank is not approaching internal or regulatory concentration limits in other loan segments.

The real estate mortgage loan portfolio, totaling $604.5 million at June 30, 2022, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 37.0%, 38.1%, and 39.63% of the total loan portfolio at June 30, 2022, December 31, 2021, and June 30, 2021, respectively. Commercial real estate balances increased to $351.1 million at June 30, 2022 from $331.1 million at December 31, 2021. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly secured by commercial income and multi-family residential properties.

Residential mortgage loans are generally 30-year amortizing loans with an average life of six to eight years. These loans totaled $253.3 million, or 26.7%, of the portfolio at June 30, 2022, $226.9 million, or 26.1%, of the portfolio at December 31, 2021, and $176.5 million, or 21.0%, of the portfolio at June 30, 2021. Dovenmuehle Mortgage, Inc. (“DMI”) is the third-party sub-servicer for the Company's purchased residential mortgage portfolio, with aggregate balances of $222.2 million at June 30, 2022. These loans were purchased in whole loan form, in several pools, beginning in May 2021, through March 2022. DMI’s services include administration, modification (with the Company's approval), escrow management, monitoring and collection. DMI is paid a monthly servicing fee primarily based on the number of loans being serviced, which at June 30, 2022 totaled 235.

Real estate mortgage loans in total increased $46.4 million during 2022 and increased $94.6 million between June 30, 2021 and June 30, 2022. As part of the strategy to deploy excess liquidity, the Company does purchase residential mortgage portfolios and purchased $201.0 million in 2021 and $36.6 million in 2022. Real estate construction and development loans, representing 18.7%, 17.7%, and 19.7% of total loans at June 30, 2022, December 31, 2021, and June 30, 2021, respectively, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Commercial and industrial loans increased $8.5 million between December 31, 2021 and June 30, 2022 and decreased $2.1 between June 30, 2021 and June 30, 2022 as a result of payoffs or forgiveness of SBA PPP loans. Included in commercial and industrial loans as of June 30, 2022 are $133,000 in SBA PPP loans. Agricultural loans increased $4.7 million between December 31, 2021 and June 30, 2022 and increased $11.4 between June 30, 2021 and June 30, 2022. Installment and student loans decreased $3.5 million between December 31, 2021 and June 30, 2022 and decreased $8.4 between June 30, 2021 and June 30, 2022, primarily due to decreases in student loan balances.

Installment and student loans decreased $8.4 million between June 30, 2021 and June 30, 2022, due to paydowns and charge-offs within the student loan portfolio. Included in installment loans are $44.9 million in student loans made to medical and pharmacy school students. The student loan portfolio consists of unsecured loans to medical and pharmacy students currently enrolled in medical and pharmacy schools in the US and the Caribbean.  The medical student loans are made to US citizens attending medical schools in the US and Caribbean, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship. As approved the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. The outstanding balance of student loans that have not entered repayment status totaled $6.0 million at June 30, 2022. Accrued interest on student loans that are in school or grace totaled $2.1 million at June 30, 2022. At June 30, 2022 there were 870 loans within repayment, deferment, and forbearance which represented $20.6 million, $8.5 million, and $9.8 million in outstanding balances, respectively. There were no new student loans originated in 2021 and 2022.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines repayment terms can vary per borrower, however repayment occurs on average within 10 to 20 years. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of June 30, 2022 is approximately $98,000. Loan interest rates range from 3.125% to 8.125%, with a weighted average rate of 7.12%.

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

The Company classifies student loans delinquent more than 90 days as substandard. As of June 30, 2022 and December 31, 2021 reserves against the student loan portfolio totaled $2,561,000 and $2,647,000, respectively. There were no TDRs within the portfolio as of June 30, 2022 or December 31, 2021. For the quarter ended June 30, 2022, no accrued interest receivable was reversed due to no charge-offs. For the six months ended June 30, 2022, $14,000 in accrued interest receivable was reversed, due to charge-offs of $353,000 within the student loan portfolio. For the three and six months ended June 30, 2021, $21,000 and $50,000 in accrued interest receivable was reversed, due to charge-offs of $188,000 and $568,000 within the student loan portfolio.

The following table sets forth the Bank's student loan portfolio with activity from December 31, 2021 to June 30, 2022:

(In thousands)
Student Loan Portfolio Balance as of December 31, 2021	$48,456
Disbursements	—
Capitalized Interest	775
Loan Consolidations/Payoffs	(3,392)
Payments Received	(541)
Loans Charged-off	(353)
Student Loan Portfolio Balance as of June 30, 2022	$44,945

Loan participations purchased decreased to $9.49 million, or 1.0% of the portfolio, at June 30, 2022 from $9.59 million at December 31, 2021 and decreased from the $9.69 million reported at June 30, 2021. Loan participations sold decreased from $14.4 million, or 1.7%, of the portfolio at June 30, 2021, to $5.3 million, or 0.6%, of the portfolio, at December 31, 2021, and increased to $25.5 million, or 2.7%, of the portfolio, at June 30, 2022.

Deposits

Deposit balances totaled $1.21 billion at June 30, 2022, representing an increase of $20.1 million, or 1.7%, from the balance of $1.19 billion reported at December 31, 2021, and an increase of $117.8 million, or 10.8%, from the balance of $1.09 billion reported at June 30, 2021.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at June 30, 2022 and December 31, 2021, and the net change between the two periods presented.

(in 000's)	June 30, 2022	December 31, 2021	Net Change	Percentage Change
Noninterest-bearing deposits	$473,013	$476,749	$(3,736)	(0.8)%
Interest-bearing deposits:
NOW and money market accounts	541,166	529,841	11,325	2.1%
Savings accounts	120,082	113,930	6,152	5.4%
Time deposits:
Under $250,000	52,762	46,631	6,131	13.1%
$250,000 and over	21,171	20,955	216	1.0%
Total interest-bearing deposits	735,181	711,357	23,824	3.3%
Total deposits	$1,208,194	$1,188,106	$20,088	1.7%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $473.0 million and $735.2 million at June 30, 2022, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits increased $23.8 million, or 3.3%, between December 31, 2021 and June 30, 2022, and noninterest-bearing deposits decreased $3.7 million, or 0.8%, between the same two periods presented. Included in the increase of $23.8 million in interest-bearing deposits during the six months ended June 30, 2022, are increases of $11.3 million in NOW and money market accounts, $6.3 million in time deposits, and $6.2 million in savings accounts.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 98.25% and 98.24% of total deposits at June 30, 2022 and December 31, 2021, respectively. The Company held no brokered deposits at June 30, 2022 or December 31, 2021.

On a year-to-date average, the Company experienced an increase of $160.6 million, or 15.5%, in total deposits between the six months ended June 30, 2022 and the six months ended June 30, 2021. Between these two periods, interest-bearing deposits increased $124.0 million, or 20.4%, and noninterest-bearing deposits increased $36.6 million, or 8.5%, on a year-to-date average basis.

Short-Term Borrowings

At June 30, 2022, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $412.9 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2.4 million. At June 30, 2022, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), PNC, Zion's Bank, and Union Bank totaling $50 million, $40 million, $20 million, and $10 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2022 and June 30, 2021, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $320.6 million, collateralized FHLB lines of credit totaling $3.1 million, and uncollateralized lines of credit of $50 million with PCBB, $40 million with PNC, $20 million with Zion's Bank, and $10 million with Union Bank at December 31, 2021.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At June 30, 2022, impaired and classified loans totaled $13.5 million, or 1.4%, of gross loans as compared to $13.7 million, or 1.6%, of gross loans at December 31, 2021.

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

Table 8. Allowance for Loan Losses

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2022 and December 31, 2021, as well as classified loans at those period-ends.

(in 000's)	June 30, 2022	December 31, 2021
Specific allowance – impaired loans	$101	$130
Formula allowance – classified loans not impaired	474	523
Formula allowance – special mention loans	285	503
Total allowance for special mention and classified loans	860	1,156

Formula allowance for pass loans	8,556	7,408
Unallocated allowance	491	769
Total allowance for loan losses	$9,907	$9,333

Impaired loans	11,884	12,034
Classified loans not considered impaired	1,632	1,645
Total classified and impaired loans	$13,516	$13,679

Special mention loans not considered impaired	$36,497	$40,289

Impaired loans decreased $152,000 between December 31, 2021 and June 30, 2022, and the specific allowance related to impaired loans decreased $29,000 between December 31, 2021 and June 30, 2022. The decrease in impaired loans is primarily due to a decrease in non-performing loans. The formula allowance related to classified and special mention unimpaired loans decreased by $267,000 between December 31, 2021 and June 30, 2022. The unallocated allowance decreased from $769,000 at December 31, 2021 to $491,000 at June 30, 2022. The level of “pass” loans increased approximately $83.0 million between December 31, 2021 and June 30, 2022. The related formula allowance increased $1,148,000 during the same period. The formula allowance for "pass loans" is derived from loss factors using migration analysis and management's consideration of qualitative factors. The increase in formula allowance for "pass loans" was partially attributed to an adjustment in qualitative factor for economic uncertainty

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. Those factors include: 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At June 30, 2022, included in impaired loans, were troubled debt restructures totaling $2.35 million, of which $2.21 million were on nonaccrual. The remaining $143,000 in troubled debt restructures were considered current with regards to payments, and were performing according to their modified contractual terms.

Real estate mortgage loans comprised approximately 1.2% of total impaired loan balances at June 30, 2022. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2022, approximately $11.2 million, or 94.3%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2022 and December 31, 2021.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	June 30, 2022	June 30, 2022	December 31, 2021	December 31, 2021
Commercial and industrial	$—	$—	$—	$—
Real estate – mortgage	143	5	146	3
RE construction & development	11,068	—	11,226	—
Agricultural	673	97	662	127
Installment and student loans	—	—	—	—
Total impaired loans	$11,884	$102	$12,034	$130

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2022, approximately $143,000 of the total $2.4 million in TDRs was comprised of real estate mortgages. An additional $2.0 million was related to real estate construction and development loans. There were no reserve amounts for real estate construction and development impaired loans at December 31, 2021 and June 30, 2022, due to the value of the collateral securing those loans.

Total troubled debt restructurings decreased 9.4% between June 30, 2022 and December 31, 2021. Nonaccrual TDRs decreased by 8.7% and accruing TDRs decreased by 18.8% over the same period. Total residential mortgages and real estate construction TDRs decreased $161,000 to a percentage total of 6.8%.

Table 10. TDRs

The following tables summarize TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2022 and December 31, 2021.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	June 30, 2022	June 30, 2022	June 30, 2022
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	—	—	—
Residential mortgages	143	—	143
Total real estate mortgage	143	—	143
RE construction & development	2,048	2,048	—
Agricultural	160	160	—
Total troubled debt restructurings	$2,351	$2,208	$143

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2021	December 31, 2021	December 31, 2021
Commercial and industrial	$—	$—	$—
Real estate mortgage:
Commercial real estate	—	—	—
Residential mortgages	146	—	146
Total real estate mortgage	146	—	146
RE construction & development	2,206	2,206	—
Agricultural	242	212	30
Total troubled debt restructurings	$2,594	$2,418	$176

Of the $2.4 million in total TDRs at June 30, 2022, $2.2 million were on nonaccrual status at period-end. Of the $2.6 million in total TDRs at December 31, 2021, $2.4 million were on nonaccrual status at period-end. As of June 30, 2022, the Company had no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans.

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

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of June 30, 2022 and December 31, 2021 (in 000's, except for number of borrowers):

	June 30, 2022			December 31, 2021
	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	127	$3,652	$1,466	185	$6,555	$2,021
Grace	54	2,376	671	28	912	317
Repayment	468	20,572	665	500	23,834	715
Deferment	201	8,537	1,149	224	8,984	508
Forbearance	201	9,808	854	177	8,172	1,077
Total	1,051	$44,945	$4,805	1,114	$48,457	$4,638

Included in installment loans are $44.9 million and $48.5 million in student loans at June 30, 2022 and December 31, 2021, respectively, made to medical and pharmacy school students. At June 30, 2022 there were 870 loans within repayment, deferment, and forbearance which represented $20.6 million, $8.5 million, and $9.8 million, respectively. At December 31, 2021, there were 901 loans within repayment, deferment, and forbearance which represented $23.8 million, $9.0 million and $8.2 million, respectively. As of June 30, 2022 and December 31, 2021 the reserve against the student loan portfolio was $2.6 million and $2.6 million, respectively.

Loan interest rates on the student loan portfolio range from 3.125% to 8.125% and 2.625% to 7.625% at June 30, 2022 and December 31, 2021, respectively.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of June 30, 2022 and December 31, 2021 (in 000's), and the percentage of nonperforming assets to total gross loans, total assets, and the allowance for loan losses:

(in 000's)	June 30, 2022	December 31, 2021
Nonaccrual loans (1)	$11,229	$11,438
Restructured loans	143	176
Loans past due 90 days or more, still accruing	109	453
Total nonperforming loans	11,481	12,067
Other real estate owned	4,582	4,582
Total nonperforming assets	$16,063	$16,649

Nonperforming loans to total gross loans	1.21%	1.39%
Nonperforming assets to total assets	1.20%	1.25%
Allowance for loan losses to nonperforming loans	86.29%	77.34%
 (1) Included in nonaccrual loans at June 30, 2022 and December 31, 2021 are restructured loans totaling $2,208 and $2,418, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased $586,000 from a balance of $16.6 million at December 31, 2021 to a balance of $16.1 million at June 30, 2022, and remained relatively high compared to peers during the six months ended June 30, 2022. The ratio of the allowance for loan losses to nonperforming loans increased from 77.3% at December 31, 2021 to 86.3% at June 30, 2022.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Change from
(in 000's)	June 30, 2022	December 31, 2021	December 31, 2021
Nonaccrual Loans:
Commercial and industrial	$—	$—	$—
Real estate - mortgage	—	—	—
RE construction & development	11,068	11,226	(158)
Agricultural	161	212	(51)
Installment and student loans	—	—	—
Total nonaccrual loans	$11,229	$11,438	$(209)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at June 30, 2022 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonaccrual loans, totaling $11.2 million at June 30, 2022, decreased $209,000 from the balance of $11.4 million reported at December 31, 2021, with real estate mortgage and real estate construction loans comprising 98.6% of total nonaccrual loans at June 30, 2022. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $152,000 during the six months ended June 30, 2022 to a balance of $11.9 million at June 30, 2022. Other real estate owned through foreclosure remained at $4.6 million for the periods ended June 30, 2022 and December 31, 2021. Nonperforming assets as a percentage of total assets decreased from 1.25% at December 31, 2021 to 1.20% at June 30, 2022.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	June 30, 2022	December 31, 2021	June 30, 2021
Provision for credit losses year-to-date	$611	$2,107	$1,201
Allowance as % of nonperforming loans	86.29%	77.34%	77.75%

Nonperforming loans as % total loans	1.21%	1.39%	1.41%
Restructured loans as % total loans	0.25%	0.30%	0.37%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures. Restructured loan balances are comprised of 4 loans totaling $2.35 million at June 30, 2022, compared to 5 loans totaling $2.59 million at December 31, 2021.

The following table summarizes special mention loans by type at June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Real estate mortgage:
Commercial real estate	34,699	29,092
Total real estate mortgage	34,699	29,092
Agricultural	1,798	11,197
Total special mention loans	$36,497	$40,289

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the six months ended June 30, 2022 and June 30, 2021.

Table 13. Allowance for Credit Losses - Summary of Activity

(in 000's)	June 30, 2022	June 30, 2021
Total loans outstanding at end of period before deducting allowances for credit losses	$949,991	$842,049
Average loans outstanding during period	888,722	716,162

Balance of allowance at beginning of period	9,333	8,522
Loans charged-off:
Installment and student loans	(364)	(580)
Total loans charged-off	(364)	(580)
Recoveries of loans previously charged-off:
Real estate	6	11
Commercial and industrial	304	39
Installment and student loans	17	7
Total loan recoveries	327	57
Net loans charged-off	(37)	(523)

Provision charged to operating expense	611	1,201
Balance of allowance for credit losses at end of period	$9,907	$9,200

Net loan charged-off to total average loans (annualized)	0.01%	0.15%
Net loan charged-off to loans at end of period (annualized)	0.02%	0.06%
Allowance for credit losses to total loans at end of period	1.05%	1.09%
Net loan charged-off to allowance for credit losses (annualized)	1.49%	1.42%
Provision for credit losses to net charged-off (annualized)	(3,302.70)%	(459.27)%
Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2022, a $611,000 provision was recorded to the allowance for credit losses as compared to a $1,201,000 provision recorded for the six months ended June 30, 2021.

Net charge-offs during the six months ended June 30, 2022 totaled $37,000 as compared to net charge-offs of $523,000 for the six months ended June 30, 2021. The Company charged-off, or had partial charge-offs on 4 loans during the six months ended June 30, 2022, as compared to fourteen loans during the same period ended June 30, 2021, and 39 loans during the year ended December 31, 2021. The annualized percentage of net charge-offs to average loans was 0.01% for the six months ended June 30, 2022. Annualized percentage net charge-offs were 0.07% for the year ended December 31, 2021. Annualized percentage net recoveries were 0.15% for the six months ended June 30, 2021. The Company's loans net of unearned fees increased from $842.0 million at June 30, 2021 to $950.0 million at June 30, 2022.

The allowance at June 30, 2022 was 1.05% of outstanding loan balances at June 30, 2022, as compared to 1.07% at December 31, 2021, and 1.27% at June 30, 2021.

At June 30, 2022 and June 30, 2021, unfunded loan commitment reserves of $475,000 and $538,000 respectively, were reported in other liabilities. Management believes that the 1.05% credit loss allowance at June 30, 2022 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas resulting in increased losses in the loan portfolio not captured by the current allowance for loan losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

The Company's liquid asset base, which generally consists of cash and due from banks, federal funds sold, and investment securities, is maintained at levels deemed sufficient to provide the cash necessary to fund loan growth, unfunded loan commitments, and deposit runoff. Included in this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans and investment securities, which are higher yielding assets compared to cash. At June 30, 2022, loans represented 70.9% of total assets and accounted for a loan to deposit ratio of 78.6%, as compared to 65.5% of total assets and a loan to deposit ratio of 73.4% at December 31, 2021. Investment securities represented 16.11% of total assets at June 30, 2022, compared to 13.72% at December 31, 2021. Liquid assets at June 30, 2022 include cash and cash equivalents totaling $107.2 million, as compared to $219.2 million at December 31, 2021.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprised approximately 98.2% of total deposits at June 30, 2022, provide a significant and stable funding source for the Company. At June 30, 2022, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, Union Bank and the Federal Reserve Bank totaling $495.3 million were collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $538.9 million at June 30, 2022. For a further detail of the Company’s borrowing arrangements, see Note 6 of the consolidated financial statements.

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2020	$294,069
June 30, 2021	$160,908
December 31, 2021	$219,219
June 30, 2022	$107,246

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a Tier 1 Leverage Ratio equal to or greater than 9%. The Bank’s Tier 1 Capital Ratio was 9.69% and 10.28% at June 30, 2022 and 2021, respectively.

The Company uses a variety of measures to evaluate its capital adequacy. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2022:

Capital Ratios

	Ratios at June 30, 2022	Ratios at December 31, 2021	Minimum Requirement to be Well Capitalized	Minimum requirement for Community Bank Leverage Ratio (1)
Tier 1 capital to adjusted average assets ("Leverage Ratio")
Company	9.70%	9.79%	5.00%	9.00%
Bank	9.69%	9.64%	5.00%	9.00%
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

As of June 30, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3,000,000 of the outstanding stock of the Holding Company. This amount represents 2.7% of total shareholders' equity of $110.0 million at June 30, 2022. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the six months ended June 30, 2022, the Company did not repurchase any of the shares available.

During the six months ended ended June 30, 2022, the Bank paid $3.9 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs, payments of interest on its junior subordinated debt, and dividend payments to shareholders.

On June 28, 2022, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company's common stock. The dividend was payable on July 22, 2022, to shareholders of record as of July 8, 2022. Approximately $1.9 million was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

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

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2022 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of June 30, 2022, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended June 30, 2022.

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

United Security Bancshares

Date:	August 5, 2022	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer