Form 10-K
period 2022-12-31
UNITED SECURITY BANCSHARES
filed 2023-03-29
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987
UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2022: $104,165,322
Shares outstanding as of February 28, 2023:   17,148,023
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

UNITED SECURITY BANCSHARES

 PART 1

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K (this “Report”) including, but not limited to, those described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. All statements contained in this Report that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties. Factors that might cause such differences include, but are not limited to:

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
•the impact of the Dodd-Frank Act on our business, business strategies, and cost of operations;
•compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans, and leases and/or asset mix;
•reduced demand for our services due to strategic or regulatory reasons;
•our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;
•information security breaches;
•legislative or regulatory requirements or changes, including an increase to capital requirements, change in tax policy, and increased political and regulatory uncertainty;
•the impact on our reputation and business from our interactions with business partners, counterparties, service providers, and other third parties;
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
•the costs and effects of legal, compliance, and regulatory actions, changes, and developments, including the impact of adverse judgments or settlements in litigation, the initiation and resolution of regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
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

United Security Bank

The Bank is a California state-chartered bank headquartered in Fresno, California. At December 31, 2022, the Bank operates three branches (including its main office), one construction lending office, and one commercial lending office in Fresno, California and one branch each in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, Campbell, and Mendota California. The Bank has Interactive Teller Machines (ITMs) at all branch locations and four off-site ITMs and five off-site ATMs at nine different non-branch locations. In addition, the Holding Company and the Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

York Monterey Properties, Inc.

York Monterey Properties, Inc. (“YMP”) was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, foreclosures in Monterey County. These properties exceeded the 10-year regulatory holding period for other real estate owned, or “OREO.” YMP was funded with a $250,000 cash investment and the transfer of those parcels by the Bank to YMP. In December 2021 $805,000 in additional funding was transferred to YMP to fund estimated expenses over a five-year period. As of December 31, 2022, these properties are included within the consolidated balance sheets as part of “other real estate owned.”

USB Capital Trust II

During July 2007, the Company formed USB Capital Trust II as a wholly-owned special purpose entity for the purpose of issuing Trust Preferred Securities. USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant to current accounting standards related to variable interest entities. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred Securities. These securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate. Interest is payable quarterly. Concurrent with the issuance of the Trust Preferred Securities, USB Capital Trust II used the proceeds of the Trust Preferred Securities offering to purchase a like amount of junior subordinated debentures issued by the Company. The Company pays interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred Securities. During 2015, $3.0 million of the $15.0 million principal balance of the subordinated debentures related to the Trust Preferred Securities was purchased by the Bank and subsequently purchased by the Company from the Bank. The Company redeemed the $3.0 million in par value of the subordinated debentures, resulting in a remaining contractual principal balance of $12.0 million since year-end 2015. The Company may redeem the junior subordinated debentures at any time at par.

The following discussion of services should be read in conjunction with Item 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Bank Services

The Bank offers a full range of commercial banking services primarily to the business and professional community and individuals located in Fresno, Madera, Kern, and Santa Clara Counties, including a variety of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts, and time certificates of deposit. Most deposits are comprised of accounts from individuals and from small- and medium-sized business-related sources. Time deposits represent 5.0% and 5.7% of total deposits at December 31, 2022 and 2021, respectively.

The Bank also offers a full complement of lending activities, including real estate mortgage (68.5% and 64.2% of total loans at December 31, 2022 and 2021, respectively), commercial and industrial (6.1% and 5.2% of total loans at December 31, 2022 and 2021), real estate construction (15.5% and 17.7% of total loans at December 31, 2022, respectively), agricultural (5.4% and 6.9% of total loans at December 31, 2022 and 2021, respectively), and installment loans (4.5% and 5.9% of total loans at December 31, 2022 and 2021, resp). Approximately 84.0% of the Bank’s loans are secured by real estate at December 31, 2022 and 2021. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2022, the Bank had total loans (net of unearned fees) outstanding of $980.2 million, which represented approximately 84.1% of total deposits and approximately 75.4% of total assets. At December 31, 2021, the Bank had total loans (net of unearned fees) outstanding of $871.5 million, representing approximately 73.4% of total deposits and 65.5% of total assets.

Real estate mortgage loans are secured by deeds of trust primarily on commercial property. The repayment of real estate mortgage loans generally is from the cash flow of the borrower. Commercial and industrial loans are diversified by industry. Loans may be originated in the Bank’s market area, purchased, or participated with other financial institutions outside the market area. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral. The remainder are unsecured. However, extensions of credit are predicated on the financial capacity of the borrower to repay. Repayment of commercial loans is generally from the cash flow of the borrower. Real estate construction loans consist of loans to residential and commercial contractors, which are secured by single-family residential or multi-family properties. All real estate loans have established equity requirements. The repayment of real estate construction loans is generally from long-term mortgages with other lending institutions. Agricultural loans are generally secured by land, equipment, inventory, and receivables. Repayment of agricultural loans is generally from the expected cash flow of the borrower.

While the Bank has a high concentration of commercial real estate loans, it is not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $273.4 million, or 27.9% of the portfolio at December 31, 2022. At December 31, 2021, mortgage loans totaled $226.9 million and represented 26.1% of the portfolio. The residential mortgage loan portfolio is primarily comprised of purchased fixed-rate 30-year residential mortgage pools. The Bank does not originate, or have in the loan portfolio, any subprime, Alt-A, or option adjustable-rate loans. The Bank does originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, the Bank has restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan.

Loan participations are purchased from and sold to other financial institutions. The underwriting standards for loan participations and purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. As of December 31, 2022, purchased participation loans totaled $9.4 million. There were $9.6 million purchased loan participations held at December 31, 2021. Loan participations sold comprised 1.0% and 0.6% of the total loan portfolio at December 31, 2022 and 2021, respectively.

In the normal course of business, the Bank makes various loan commitments, including granting customers collateralized and uncollateralized lines of credit, and incurs certain contingent liabilities. Due to the nature of the business of the Bank’s customers, there is no absolute predictability to the utilization of unused loan commitments, including collateralized and uncollateralized lines of credit, and, therefore, it is not possible to forecast the extent to which these commitments will be exercised within the current year. While no assurance can be provided, it is not believed that any such utilization will constitute a material liquidity demand.

In addition to the loan and deposit services discussed above, the Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include online banking, mobile banking, safe deposit boxes, wire transfers, ITM services, ATM services, payroll direct deposit, cashier’s checks, and cash management services. While the Bank does not operate a trust department, arrangements with correspondent banks for trust services can be requested.

Competition and Market Share

The banking business in California as well as the Bank’s market area is highly competitive with respect to both loans and deposits. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, money market funds, credit unions, and other financial institutions. The Bank competes for loans and deposits by offering competitive interest rates and by seeking to provide a higher level of personalized service than is generally offered by larger competitors. Regulatory restrictions on interstate bank branching and acquisitions and on the provision of certain financial services, such as securities underwriting and insurance, have been reduced or eliminated. The availability of online and mobile banking services continues to expand. Changes in laws and regulations governing the financial services industry cannot be predicted; however, past legislation has served to intensify the competitive environment. Many of the major commercial banks operating in the Bank’s market areas offer certain services, such as trust and wealth management services, which the Bank does not offer directly. In addition, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.

The Bank’s primary market areas are Fresno, Madera, Santa Clara, and Kern County, California. There are 58 FDIC-insured financial institutions competing for business in those areas. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2022, which is the most current information available.

	Rank	Share
Fresno County	9th	4.57%
Madera County	6th	7.05%
Kern County	13th	0.80%
Santa Clara County	41st	0.01%
Total of Fresno, Madera, Kern, and Santa Clara Counties	20th	0.33%

Supervision and Regulation

Banking is a complex, highly regulated industry. Federal and state laws and the regulations of the federal and state bank regulatory agencies govern most aspects of a bank’s business, including capital adequacy ratios, reserves against deposits, limitations on the nature and amount of loans which may be made, the location of branch offices, borrowings, and dividends. The primary goals of banking laws and regulations are to maintain a safe and sound banking system, to protect depositors and the FDIC’s insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the States have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the financial services industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations, and the policies of various governmental regulatory authorities, including:

•The Federal Deposit Insurance Corporation, or FDIC
•The California Department of Financial Protection and Innovation, or DFPI
•The Federal Reserve Board, or FRB

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
•Deposit Insurance. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund to 1.35% of insured deposits and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.
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
•Consumer Financial Protection Bureau. The Dodd-Frank Act created an independent federal agency called the Consumer Financial Protection Bureau (the “CFPB”), which has been granted broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the GLBA, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but are still examined and supervised by their federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd- Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
•Final Volcker Rule. In December 2013, the federal bank regulatory agencies adopted final rules that implemented a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” The final rules were amended in October 2019. Under these rules and subject to certain exceptions, banking entities, including the Bank, are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” Banks that do not have significant trading activities, such as the Bank, will be assumed to operate under a presumption of compliance.

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

The Company

    General

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, and regulated and examined by, the Board of Governors of the Federal Reserve System, or FRB. The Company is subject to regulation by the Securities and Exchange Commission (“SEC”) and to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, as the Company lists its common stock on Nasdaq, it is subject to the listing standards and rules of Nasdaq.

    Source of Strength

The Dodd-Frank Act codified existing FRB policy requiring the Company to act as a source of financial strength to the Bank, and to commit resources to support the Bank in circumstances where it might not otherwise do so. However, because the Gramm-Leach-Bliley Act (“GLBA”) provides for functional regulation of financial holding company activities by various regulators, the GLBA prohibits the FRB from requiring payment by a holding company to a depository institution if the functional regulator of the depository institution objects to the payment. In those cases, the FRB could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture. As a result of the Dodd-Frank Act, non-bank subsidiaries of a holding company that engage in activities permissible for an insured depository institution must be examined and regulated in a manner that are at least as stringent as if the activities were conducted by the lead depository institution of the holding company.

    Bank Holding Company Liquidity

As a legal entity, separate and distinct from the Bank, the Company must rely on its own resources to pay its operating expenses and dividends to its shareholders. In addition to raising capital on its own behalf or borrowing from external sources, the Company may also obtain funds from dividends paid by, and fees charged for services provided to, the Bank. However, statutory and regulatory constraints on the Bank may restrict or totally preclude the payment of dividends by the Bank to the Company.

    Transactions with Affiliates and Insiders

The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act, and the FRB’s Regulation W. Under Sections 23A and 23B and Regulation W, loans by the Bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of the Bank’s capital, in the case of any one affiliate, and is limited to 20% of the Bank’s capital, in the case of all affiliates. In addition, transactions between the Bank and any affiliates must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliates. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and a bank subsidiary’s other affiliates from borrowing from the bank subsidiary unless the loans are secured by marketable collateral of designated amounts.
The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to a bank or bank holding company’s executive officers, directors and principal shareholders; any company controlled by any such executive officer, director or shareholder; or any political or campaign committee controlled by such executive officer, director or principal shareholder. Additionally, such loans or extensions of credit must comply with loan-to-one-borrower limits; require prior full board approval when aggregate extensions of credit to the person exceed specified amounts; must be made on substantially the same and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders; must not involve more than the normal risk of repayment, or present other unfavorable features; and must not exceed the bank’s unimpaired capital and unimpaired surplus in the aggregate.

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

The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” The Holding Company, therefore, is permitted to engage in a variety of banking-related businesses.

Additionally, qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities, and merchant banking. The Company has not elected to qualify for these financial services.

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
•the customer must obtain or provide some additional credit, property, or service from or to the Company or any subsidiaries; or
•the customer must not obtain some other credit, property, or services from competitors, except reasonable requirements to assure soundness of credit extended.

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

    Limitations on Dividend Payments

As applicable to the Company, California Corporations Code Section 500 provides that neither the Company nor any of its subsidiaries shall make a distribution to the Company’s shareholders unless the board of directors has determined in good faith that either:

•The amount of retained earnings of the Company immediately prior to the distribution equals or exceeds the sum of (A) the amount of the proposed distribution plus (B) the preferential dividends arrears amount; or

•Immediately after the distribution, the value of the Company’s assets would equal or exceed the sum of its total liabilities plus the preferential rights amount.

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

    Securities Registration and Listing

The Company’s common stock is registered with the SEC under the Exchange Act and, as a result, is subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act, both administered by the SEC. The Company is required to file annual, quarterly and other current reports with the SEC. The SEC maintains an Internet site, http://www.sec.gov, where SEC filings may be accessed. The SEC filings are also available on the Bank’s website at http://investors.unitedsecuritybank.com/Docs.

The Company’s common stock is listed on Nasdaq and trades under the symbol “UBFO.” The Company is subject to Nasdaq standards for listed companies. Nasdaq has adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

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

Capital Standards

Federal regulations require FDIC-insured depository institutions, including the Bank, to maintain adequate capital based on the size, asset composition, and complexity of the institution. Generally, FDIC-insured depository institutions must maintain several minimum capital ratios: a common equity tier 1 capital to risk-based assets ratio; a tier 1 capital to risk-based assets ratio; a total capital to risk-based assets; and a tier 1 capital to total assets leverage ratio. These ratios involve complex calculations of various categories of capital and various categories of assets. Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the institution’s financial condition and results of operations.

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

As of December 31, 2022, the Company and the Bank were “well capitalized” under the applicable standards. The actual capitalization ratios for the Bank and the Company as of December 31, 2022 can be found at Note 21 - Regulatory Matters to the consolidated financial statements.

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

Banking organizations that meet the criteria and have adopted the community bank leverage ratio framework, such as the Company and the Bank, are deemed to be “well capitalized” for “prompt corrective action” purposes.

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

Brokered Deposit Restrictions

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the rate paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2022, the Bank was deemed to be “well-capitalized” and, therefore, eligible to accept brokered deposits.

Limitations on Dividend Payments

California law restricts the amount available for cash dividends the Bank may pay to the Company. Under California law, funds available for cash dividend payments by a bank are restricted to the lesser of: (1) retained earnings; or (2) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). Cash dividends may also be paid out of the greater of: (i) net income for a bank’s last preceding fiscal year; (ii) a bank’s retained earnings; or (iii) net income for a bank’s current fiscal year, upon the prior approval of the DFPI. If the DFPI finds that the stockholders’ equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the DFPI may order the bank not to pay any dividends.

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

The Federal Deposit Insurance Act required the FDIC to maintain a reserve ratio of the FDIC’s deposit insurance fund at not less than 1.35% of insured deposits and to adopt a restoration plan to achieve the statutory minimum within 8 years if the ratio falls below 1.35%. During 2020 the reserve ratio fell below 1.35% to 1.30% due to extraordinary growth in insured deposits and, accordingly, in September 2020, the FDIC adopted a restoration plan providing for FDIC monitoring deposit balance trends, potential losses, and other factors that affect the reserve ratio, while maintaining the current schedule of assessment rates for all insured institutions. Under the restoration plan, the FDIC is to provide updates at least semi-annually. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. Assessments are based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The semi-annual update as of March 31, 2022, showed a decline of four basis points to 1.23%. As a result, on June 21, 2022, the FDIC adopted an amendment to the restoration plan resulting in a uniform increase in the base deposit insurance assessment of two basis points beginning with the first quarter of 2023 in order to meet the requirement of 1.35% by September 30, 2028.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”). Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. The FHLB-SF utilizes a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed and repurchased only at par value. As an FHLB member, the Bank is required to own FHLB –SF capital stock in an amount equal to the greater of:

•a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or
•an activity-based stock requirement (based on percentage of outstanding advances).

The FHLB – SF capital stock is redeemable on five years’ written notice, subject to certain conditions. At December 31, 2022 the Bank owned 53,138 shares of the FHLB-SF capital stock.

Federal Reserve Bank

The FRB no longer requires depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.

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

The CFPB has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB has broad supervisory, examination, and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. State regulation of financial products and potential enforcement actions could also adversely affect business, financial condition, or results of operations. For example, on November 29, 2021 the DFPI proposed rules under the California Consumer Financial Protection Law to allow the DFPI to require businesses that provide financial products such as debt settlement, student debt relief, education financing, and wage-based advances to register with the DFPI and provide records to facilitate the oversight of the registrants in their interaction with consumers in California. The DFPI’s expanding its authority to have an increased emphasis on consumer protection that may be viewed as an effort to create a state-run equivalent of the CFPB.

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

A beneficial owner is any individual who directly, or indirectly exercises substantial control over an entity or owns or controls 25% or more of the ownership interest of an entity. The reporting company will be required to provide FinCEN with the legal name, date of birth, current resident or business address, and an acceptable identification number of the beneficial owner. In September 2022, FinCEN issued a final rule requiring the reporting of beneficial ownership information by entities “created” or “doing business” in the United States before January 1, 2024, beginning January 1, 2025.
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

Office of Foreign Assets Control (“OFAC”) Regulation

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

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) generally requires the Bank to identify the communities it serves and to make loans and investments, offer products, make donations in, and provide services designed to meet the credit needs of these communities. The CRA also requires the Bank to maintain comprehensive records of its CRA activities to demonstrate how we are meeting the credit needs of the Bank’s communities. These documents are subject to periodic examination by the FRB. During these examinations, the FRB rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the FRB to take into account the record of a bank in meeting the credit needs of all of the communities served, including low‑ and moderate‑income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Satisfactory” as of its most recent examination. In the case of a bank holding company, such as the Company, when applying to acquire a bank, savings association, or a bank holding company, the FRB will assess the CRA record of each depository institution of the applicant bank holding company in considering the application.

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

Human Capital

The Company employed 117 full-time equivalent staff as of December 31, 2022. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

The Company’s ability to attract, retain, and develop employees is a key to its success. We provide competitive pay that is consistent with the employee’s position and experience. Annual increases in compensation are based on merit, which is documented throughout internal systems and communicated at the time of review and upon promotion or transfer. Certain employees participate in the Company’s performance-based incentive programs, which may include additional bonus and incentive compensation and equity-based awards. Certain benefits are subject to eligibility, vesting, and performance requirements. Employee performance is measured formally at least annually.

Our employees’ health, wellness, and safety are a priority to the Company. Employees receive a comprehensive benefits package that includes paid time off, sick time, company matching contributions of 100% up to 4% of salary contributions to a qualified retirement plan, and other health and wellness benefits including participation in Company paid or subsidized medical, dental, term-life, accidental death and dismemberment (AD&D), long-term disability, and employee assistance programs.

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

Item 1B - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2022.

Item 2 - Properties

The Company provides traditional banking services through twelve branches and two loan production offices located primarily throughout California’s Central Valley. Bank branches are located in Fresno, Madera, and Kern Counties, in addition to one branch in Santa Clara County. The Company also has four remote ITM locations and five remote ATM locations. Both loan production offices are housed at branch facilities in Fresno County. The administration building is located in Fresno, California, and does not provide branch services.

At December 31, 2022, the Company held leases for six of the branches and the nine remote ITM and ATM locations, and owned the remaining six branches. The Company also owns its headquarters in Fresno, California. Most of the leases have renewal options and, in management’s opinions, all properties are adequately covered by insurance. The Company considers its existing facilities to be sufficient for current and future use. Please see “Note 5 - Premises and equipment” in the “Notes to Consolidated Financial Statements” for further detail.

Item 3 - Legal Proceedings

From time to time, the Company is party to claims and legal proceedings arising in the ordinary course of business. At this time, the Company is not aware of any pending legal proceedings to which it is a party or of which any of its property is the subject, nor is the Company aware of any such proceedings known to be contemplated by governmental entities, which proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4 - Mine Safety Disclosures

Not applicable

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

The Company’s common stock trades on The Nasdaq Global Select Market and is traded under the symbol UBFO. At December 31, 2022, there were approximately 549 record holders of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The following table sets forth the high and low closing sales prices by quarter for the common stock, for the years ended December 31, 2022 and 2021.

	Closing Prices
Quarter	High	Low	Volume
4th Quarter 2022	$7.44	$6.51	894,800
3rd Quarter 2022	$7.73	$6.50	1,203,500
2nd Quarter 2022	$8.67	$7.24	453,300
1st Quarter 2022	$8.74	$8.03	678,400
4th Quarter 2021	$8.21	$7.75	981,342
3rd Quarter 2021	$8.25	$7.77	1,754,001
2nd Quarter 2021	$8.56	$7.70	5,946,233
1st Quarter 2021	$8.85	$6.76	2,631,103

Dividends

The Company’s shareholders are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefore. Dividends paid to shareholders are subject to restrictions set forth in the California General Corporation Law, which provides that a California corporation may make a distribution, including paying dividends on its capital stock, from retained earnings to the extent that the retained earnings exceed (a) the amount of the proposed distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. Alternatively, a California corporation may make a distribution, if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. As a bank holding company without significant assets other than its equity position in the Bank, the ability to pay dividends to shareholders depends primarily upon dividends received from the Bank. Such dividends paid by the Bank to the Company are subject to certain limitations. See “Management’s Discussion and Analysis of Financial and Results of Operations - Regulatory Matters.”

Cash dividends issued 2022 and 2021:

2022			2021
Date Declared	Date Paid	Dividend Amount	Date Declared	Date Paid	Dividend Amount
March 22, 2022	April 18, 2022	$0.11	March 23, 2021	April 16, 2021	$0.11
June 28, 2022	July 22, 2022	$0.11	June 22, 2021	July 16, 2021	$0.11
September 27, 2022	October 25, 2022	$0.11	September 28, 2021	October 25, 2021	$0.11
December 20, 2022	January 19, 2023	$0.11	December 14, 2021	January 18, 2022	$0.11

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2022. All of our equity compensation plans have been approved by the shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights (column a)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	119,022	(1)	$8.07	515,494
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	119,022		$8.07	515,494

Under the United Security Bancshares 2015 Equity Incentive Award Plan (the “2015 Plan”), we are authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). At December 31, 2022, there were 13,974 shares of restricted stock issued and outstanding.

A complete description of the above plans is included in Note 12 of the Financial Statements, within Item 8 of this Report, and is hereby incorporated by reference.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 25, 2017, the Company’s Board of Directors approved the repurchase of up to $3 million of the outstanding common stock of the Company. The duration of the program is open-ended and the timing of purchases will depend on market conditions. The Company did not repurchase any common shares under the stock repurchase plan during the years ended December 31, 2022 and 2021.

Item 6 - [Reserved]

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this report.

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

Executive Summary

During 2022, the Company continued its 2021 multi-phase strategy to deploy excess liquidity in a challenging interest rate environment.

2022 Financial Summary and 2021 Comparison

▪Net income increased to $15.7 million at December 31, 2022 compared to the $10.1 million in income reported at December 31, 2021.
▪Total assets decreased 2.4% to $1.30 billion, compared to $1.33 billion at December 31, 2021.
▪Total loans, net of unearned fees, increased 12.5% to $980.2 million, compared to $871.5 million at December 31, 2021.
▪Total investments increased 15.4%, or $28.2 million, to $210.9 million, compared to $182.6 million at December 31, 2021.
▪Total deposits decreased 1.9% to $1.17 billion, compared to $1.19 billion at December 31, 2021.
▪The allowance for credit losses as a percentage of gross loans decreased to 1.04%, compared to 1.07% at December 31, 2021.
▪Net interest income before the provision for credit losses increased 29.2% to $46.1 million for the year ended December 31, 2022, compared to $35.7 million for the year ended December 31, 2021.
▪The Company recorded a provision for credit losses of $1.8 million for the year ended December 31, 2022, compared to a provision for credit losses of $2.1 million for the previous year.

▪Net interest margin increased to 3.69% at December 31, 2022 compared to 3.16% at December 31, 2021.
▪Annualized cost of deposits increased to 0.23% compared to 0.17% at December 31, 2021.
▪Book value per share decreased to $6.59, compared to $7.06 at December 31, 2021.
▪Net charge-offs totaled $1.0 million, compared to net charge-offs of $1.3 million for the year ended December 31, 2021.
▪Capital position remains well-capitalized with a 10.10% Tier 1 Leverage Ratio compared to 9.79% as of December 31, 2021.
▪Return on average assets (“ROAA”) was 1.16%, compared to 0.82% for the year ended December 31, 2021.
▪Return on average equity (“ROAE”) was 13.75%, compared to 8.47% for the year ended December 31, 2021.

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
Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. The state of California periodically experiences severe droughts resulting in significantly reduced water allocations for farmers in the Central Valley. Due to these water issues, the impact on businesses and consumers located in the Company’s market areas is not possible to quantify. In response the California state legislature passed the Sustainable Groundwater Management Act with the purpose of promoting better local and regional management of groundwater use and sustainable groundwater management in California by 2042. The local districts began to develop, prepare, and implement the Groundwater Sustainability Plans in 2020. The effect of such plans on Central Valley agriculture, if any, is still unknown.

The Company’s earnings are impacted by monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. The FOMC has indicated that due to elevated inflation it expects to continue to raise interest rates in the near term, albeit at a reduced pace. While it had been expected that the FRB would continue to raise short-term interest rates in 2023, it is unknown what effects the recent banking turmoil and current international instability will have on inflation and the FRB’s monetary policies. It is possible that interest rates will hold at current levels or decline.

Inflation may negatively affect the market value of investment securities and lead to increased interest expense on deposits and higher costs for borrowings as well as increased labor costs due to higher wages. Additionally, increased inflation levels could lead to higher oil and gas prices, which may negatively impact the net operating income of borrowers and affect their ability to repay their loans.

Elevated inflation and expectations for elevated future inflation can adversely impact economic growth, consumer and business confidence, and our financial condition and results. In addition, elevated inflation may cause unexpected changes in monetary policies and actions which may adversely affect consumer confidence, the economy, and our financial condition and results.

Supply chain constraints and a tightening of labor markets could potentially exacerbate inflation and sustain it at elevated levels, even as growth slows. The risk of sustained high inflation would likely be accompanied by monetary policy tightening with potential negative effects on various elevated asset classes.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance.

Results of Operations
The following table sets forth selected historical consolidated financial information for each of the years in the three‑year period ended December 31, 2022. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2022 and 2021, and the related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
(In thousands, except per share data and ratios)	2022	2021	2020
Summary of Year-to-Date Earnings:
Interest income	$49,257	$37,730	$34,567
Interest expense	3,195	2,079	2,290
Net interest income	46,062	35,651	32,277
Provision for credit losses	1,802	2,107	2,769
Net interest income after provision for credit losses	44,260	33,544	29,508
Noninterest income	1,838	3,385	5,174
Noninterest expense	24,039	23,615	22,270
Income before provision for income taxes	22,059	13,314	12,412
Provision for income taxes	6,373	3,216	3,451
Net income	$15,686	$10,098	$8,961

Per Share Data:
Net income - Basic	$0.92	$0.59	$0.53
Net income - Diluted	$0.92	$0.59	$0.53
Weighted average common shares outstanding - Basic	17,040,241	17,011,379	16,976,704
Weighted average common shares shares outstanding - Diluted	17,061,833	17,030,874	16,998,584
Book value per share	$6.59	$7.06	$6.93

Financial Position at Year End:
Total assets	$1,299,193	$1,330,944	$1,092,654
Total net loans	969,996	862,200	645,825
Total deposits	1,165,484	1,188,106	952,651
Total shareholders’ equity	112,463	120,207	117,807

Selected Financial Ratios:
Return on average assets	1.16%	0.82%	0.86%
Return on average equity	13.75%	8.47%	7.55%
Average equity to average assets	8.46%	9.69%	11.45%
Net interest margin (1)	3.69%	3.16%	3.34%
Allowance for credit losses as a percentage of total nonperforming assets	52.16%	56.06%	48.56%
Net charge-offs to net loans	0.39%	0.15%	0.33%
Allowance of credit losses as a percentage of period-end loans	1.04%	1.07%	1.30%
Dividend payout ratio	47.82%	74.16%	83.34%
(1)Fully taxable equivalent

Net income for the year ended December 31, 2022 was $15.7 million or $0.92 per basic share ($0.92 diluted) compared to $10.1 million or $0.59 per basic share ($0.59 diluted) for year ended December 31, 2021. The increase of $5.6 million between December 31, 2021 and December 31, 2022 is primarily the result of increases in net interest income, offset by a loss on the fair value of the Company’s junior subordinated debt. Interest income increased by $11.5 million, or 30.6%, between December 31, 2021 and December 31, 2022. Taxes on income increased by $3.2 million, or 98.2%.

Return on average assets was 1.16% for the year ended December 31, 2022 compared to 0.82% for the year ended December 31, 2021. Return on average equity was 13.75% for the year ended December 31, 2022 compared to 8.47% for the year ended December 31, 2021.

The higher return on average assets experienced by the Company between 2022 and 2021 resulted from increases in income which outpaced increases in assets due to higher interest rates reflected in the loan and investment portfolios. Increases in the return on average equity were the result of growth in net income outpacing growth in shareholder’s equity. The growth in equity is affected by our dividend payout ratio as well as changes in accumulated other comprehensive loss.

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

Net interest income before provision for credit losses was $46.1 million for the year ended December 31, 2022, representing an increase of $10.4 million, or 29.2%, compared to net interest income before provision for credit losses of $35.7 million for the year ended December 31, 2021. Market rate increases and disciplined deposit pricing saw the net interest margin, as shown in Table 1 below, increase to 3.69% for the year ended December 31, 2022. The net interest margin was 3.16% for the year ended December 31, 2021.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:

The following table summarizes the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis for the years indicated:

		2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$924,280	$43,039	4.66%	$779,062	$35,154	4.51%
Investment securities	201,723	4,613	2.29%	150,748	2,337	1.55%
Interest-bearing deposits in FRB	122,575	1,605	1.31%	199,610	239	0.12%
Total interest-earning assets	1,248,578	$49,257	3.95%	1,129,420	$37,730	3.34%
Allowance for credit losses	(9,708)			(8,866)
Noninterest-earning assets:
Cash and due from banks	36,689			44,269
Premises and equipment, net	9,295			9,043
Accrued interest receivable	7,590			7,755
Other real estate owned	4,579			4,847
Other assets	54,159			47,002
Total average assets	$1,351,182			$1,233,470
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$136,568	$175	0.13%	$157,014	$226	0.14%
Money market accounts	398,379	2,125	0.53%	319,858	1,152	0.36%
Savings accounts	123,396	137	0.11%	106,979	118	0.11%
Time deposits	69,741	378	0.54%	65,386	403	0.62%
Junior subordinated debentures	10,682	380	3.56%	11,089	180	1.62%
Total interest-bearing liabilities	738,766	$3,195	0.43%	660,326	$2,079	0.31%
Noninterest-bearing liabilities:
Noninterest-bearing checking	488,053			443,639
Accrued interest payable	146			106
Other liabilities	9,864			9,908
Total average liabilities	1,236,829			1,113,979
Total average shareholders’ equity	114,353			119,491
Total average liabilities and shareholders’ equity	$1,351,182			$1,233,470
Interest income as a percentage of average earning assets			3.95%			3.34%
Interest expense as a percentage of average earning assets			0.26%			0.18%
Net interest margin			3.69%			3.16%
(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $505 for the year ended December 31, 2022 and loan fees of approximately $1,681 for the year ended December 31, 2021.

The prime rate increased from 3.25% for the year ended 2021 to 7.50% for the year ended 2022. Future increases or decreases will affect rates for both interest income and expense and the resultant net interest margin.

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

Rate and Volume Analysis:

	2022 compared to 2021
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$7,885	$1,154	6,731
Investment securities	2,276	1,330	946
Interest-bearing deposits in FRB	1,366	2,409	(1,043)
Total interest income	11,527	4,893	6,634
Increase (decrease) in interest expense:
Interest-bearing demand accounts	922	738	184
Savings accounts	19	1	18
Time deposits	(25)	(51)	26
Subordinated debentures	200	207	(7)
Total interest expense	1,116	895	221
Increase in net interest income	$10,411	$3,998	6,413

The net interest margin increased in 2022 due to increases in loan portfolio yields, yields on overnight investments with the Federal Reserve Bank (“FRB”), and investment securities yields. The increases in yields are a result of repricing of variable-rate loans, floating-rate investment securities, and higher rates on interest-bearing deposits at FRB. The yield on the loan portfolio was 4.7% for the year ended December 31, 2022, as compared to 4.5% for the year ended December 31, 2021. For the year ended December 31, 2022, total interest income increased approximately $11.5 million, or 30.6%, as compared to the year ended December 31, 2021, reflective of increases of $7.9 million in loan interest income and $2.3 million in investment income. Average interest-earning assets increased approximately $119.2 million between 2022 and 2021 and the rate on interest-earning assets increased 61 basis points between the two periods. The increase in average earning assets between 2022 and 2021 was the result of an increase of $145.2 million in loans and an increase of $51.0 million in investment securities, partially offset by a decrease of $77.0 million in interest-bearing deposits held with the FRB.

For the year ended December 31, 2022, total interest expense increased approximately $1,116,000, or 53.7%, as compared to the year ended December 31, 2021. Between the two periods, average interest-bearing liabilities increased by $78.4 million, and the average rates paid on these liabilities increased by 12 basis points. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at December 31, 2022 or December 31, 2021.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	Year to Date Average
	2022	2021
Loans	74.02%	68.99%
Investment securities available for sale	16.16%	13.35%
Interest-bearing deposits in FRB	9.82%	17.66%
Total earning assets	100.00%	100.00%

NOW accounts	18.49%	23.77%
Money market accounts	53.92%	48.44%
Savings accounts	16.70%	16.20%
Time deposits	9.44%	9.90%
Subordinated debentures	1.45%	1.69%
Total interest-bearing liabilities	100.00%	100.00%

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

For the year ended December 31, 2022, a $1.8 million provision was made to the allowance for credit losses. A provision totaling $2.1 million was made for the year ended December 31, 2021.

The allowance for credit losses decreased to 1.04% of total loans at December 31, 2022, as compared to 1.07% at December 31, 2021. The provision of $2.1 million recorded in 2021, and the provision of $1.8 million recorded during 2022, are a result of charge-offs recognized primarily within the student loan portfolio and adjustment in qualitative factors related to economic uncertainties. For further discussion, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality and Allowance for Credit Losses.

We adopted the Current Expected Credit Loss (“CECL”) accounting standard effective January 1, 2023. The CECL allowance model calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the current accounting practice that utilizes the incurred loss model. The adoption of this ASU will result in a one-time cumulative-effect adjustment to the allowance for loan losses as of the day of adoption. We currently estimate a combined increase to our allowance for credit losses and reserve for unfunded commitments totaling between $6.0 million to $8.0 million in the aggregate. This change, net of tax benefit, will decrease the opening retained earnings balance as of January 1, 2023. The above range is disclosed due to the fact that we are still in the process of finalizing the CECL allowance model, including the review of assumptions related to qualitative adjustments, finalizing the execution of internal controls, and evaluating the impact to our financial statement disclosures.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated:

(In thousands)	2022	% of Total	2021	% of Total
Customer service fees	$3,027	164.69%	$2,793	82.51%
Increase in cash surrender value of bank-owned life insurance	555	30.20%	555	16.40%
Loss on fair value of marketable equity securities	(429)	(23.34)%	(106)	(3.13)%
Loss on fair value of junior subordinated debentures	(2,533)	(137.81)%	(660)	(19.50)%
Gain on sale of investment securities	30	1.63%	—	—%
(Loss) gain on sale of assets	(10)	(0.55)%	8	0.23%
Other	1,198	65.18%	795	23.49%
Total	$1,838	100.00%	$3,385	100.00%

Noninterest income consists primarily of fees and commissions earned on services provided to banking customers, fair value adjustments to the value of the junior subordinated debentures, and, to a lesser extent, loss on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2022 decreased $1.5 million, or 45.7%, when compared to 2021. Customer service fees, the primary component of noninterest income, increased $234,000, or 8.4%, between the two periods. The decrease in noninterest income of $1.5 million between the two periods is primarily the result of changes in the fair value of junior subordinated debentures. A loss of $2.5 million was recorded during the year ended 2022 as compared to a loss of $660,000 during 2021. The change in the fair value of junior subordinated debentures was primarily caused by fluctuations in the LIBOR yield curve. An increase in the loss on the market value of equity securities of $323,000 added to the decrease.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2022 and 2021:

	2022		2021
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$11,833	0.95%	$11,713	1.04%
Occupancy expense	3,467	0.28%	3,537	0.31%
Data processing	686	0.05%	565	0.05%
Professional fees	4,058	0.33%	3,572	0.32%
Regulatory assessments	794	0.06%	743	0.07%
Director fees	452	0.04%	385	0.03%
Correspondent bank service charges	93	0.01%	88	0.01%
Net cost of operation and sale of OREO	102	0.01%	256	0.02%
Other	2,554	0.20%	2,756	0.24%
Total	$24,039	1.93%	$23,615	2.09%

Noninterest expense increased $424,000, or 1.8%, between the years ended December 31, 2022 and 2021. The net increase in noninterest expense between the comparative periods is primarily the result of increases in professional fees, data processing expenses, and salaries and employee benefits, partially offset by declines in the net cost of operation of OREO and occupancy expense. The increase in professional fees for the year ended December 31, 2022 is attributed to increases in legal fees and consulting expense. Data processing increases are related to increased core processing charges. Included in net costs of operations of OREO for the years ended December 31, 2022 and 2021 are OREO operating expenses totaling $102,000 and $256,000, respectively.

During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $185,000 and $204,000 respectively. This expense is included in noninterest expense under salaries and employee benefits.

Income Taxes

The provision for income tax is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the statements of operations and comprehensive income. As pretax income or loss amounts become greater, the impact of these differences becomes less significant and is reflected as variances in the effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the statements of income and comprehensive income. The effective tax rate for the year ended December 31, 2022 was 28.9% compared to 24.2% for the year ended December 31, 2021.

Financial Condition

The following table sets forth key financial data as of and for the years ended:

	December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Due from Federal Reserve Bank (FRB)	$6,945	$188,162	$(181,217)	(96.3)%
Net loans	$969,996	$862,200	$107,796	12.9%
Investment securities	$210,860	$182,646	$28,214	15.4%
Total assets	$1,299,193	$1,330,944	$(31,751)	(2.4)%
Total deposits	$1,165,484	$1,188,106	$(22,622)	(1.9)%
Total liabilities	$1,186,730	$1,210,737	$(24,007)	(2.0)%
Average interest-earning assets	$1,248,578	$1,129,420	$119,158	10.6%
Average interest-earning liabilities	$738,766	$660,326	$78,440	11.9%

Net loans increased due to growth in the loan portfolio and the purchase of real estate mortgage pools. Investment securities increased due to purchases of investment securities. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased primarily due to the investment purchases and loan growth. Total deposits decreased due primarily to decreases in interest-bearing deposits.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest component of earning assets. Loans totaled $981.8 million at December 31, 2022, an increase of $112.5 million, or 12.9%, from $869.3 million at December 31, 2021. During 2022, average loans increased 18.6% when compared to the year ended December 31, 2021. Average loans totaled $924.3 million and $779.1 million for the years ended December 31, 2022 and 2021, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2022		2021
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Change
Commercial and industrial	$60,010	6.1%	$45,504	5.2%	$14,506
Real estate mortgage	672,115	68.5%	558,056	64.2%	$114,059
RE construction & development	152,310	15.5%	154,270	17.8%	$(1,960)
Agricultural	52,745	5.4%	60,239	6.9%	$(7,494)
Installment and student loans	44,592	4.5%	51,245	5.9%	$(6,653)
Total loans	$981,772	100.0%	$869,314	100.0%	$112,458

Loan volume continues to be highest in what has historically been the primary lending emphasis: real estate mortgage, and construction lending. Total loans increased 12.9% during 2022. Commercial and industrial loans increased 31.9% and real estate mortgage loans increased 20.4%. Installment loans decreased 13.0%, agricultural loans decreased 12.4% and real estate construction and development loans decreased 1.3%. The Bank is subject to internal limits of 115% of capital on the real estate construction and development portfolio and 345% of capital for the non-owner occupied commercial real estate portfolio, which also includes construction and development loans. At December 31, 2022, the real estate construction and development portfolio totaled 87% of capital, and non-owner occupied commercial real estate totaled 327% of capital. The current limits may affect the ability of the Bank to significantly grow these segments of the loan portfolio. The Bank is not approaching internal or regulatory concentration limits in other loan segments.

The real estate mortgage loan portfolio, totaling $672.1 million at December 31, 2022, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 40.6% and 38.1%, of the total loan portfolio at December 31, 2022 and December 31,

2021, respectively. Commercial real estate balances increased to $398.6 million at December 31, 2022 from $331.1 million at December 31, 2021. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly secured by commercial income and multi-family residential properties. Residential mortgage loans are generally 30-year amortizing loans with an average life of six to eight years. These loans totaled $273.4 million or 27.9% of the portfolio at December 31, 2022, and $226.9 million, or 26.1% of the portfolio at December 31, 2021. Real estate mortgage loans in total increased $114.1 million or 20.4% during 2022. During 2021 and 2022, the Company purchased residential mortgage pools of $201.0 million and $61.8 million, respectively. The home equity loan portfolio totaled $49,000 at December 31, 2022, and $80,000 at December 31, 2021. Real estate construction and development loans, representing 15.5% and 17.7% of total loans at December 31, 2022 and December 31, 2021, respectively, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment of construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Purchased loan participations totaled $9.4 million at December 31, 2022 compared to $9.6 million at December 31, 2021. Loan participations sold increased from $5.3 million, or 0.6%, of the portfolio at December 31, 2021, to $9.7 million, or 1.0%, at December 31, 2022.

At December 31, 2022, approximately 81.8% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, are primarily short-term, floating-rate loans for crop financing.

Included within the installment loan portfolio are $42.1 million of student loans as of December 31, 2022, as compared to $48.5 million at December 31, 2021, a decrease of $6.3 million. The student loan portfolio consists of unsecured loans to medical and pharmacy students currently enrolled in medical and pharmacy schools in the U.S. and the Caribbean. The medical-student loans are made to U.S. citizens attending medical schools in the U.S. and Antigua, while the pharmacy-student loans are made to pharmacy students attending pharmacy school in the U.S. Upon graduation the loan is automatically placed on grace for six months. This may be extended as a deferment to 48 months for graduates enrolling in internship, medical residency, or fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. The outstanding balance of student loans that are in school or grace and have not entered repayment status totaled $2.7 million at December 31, 2022. Accrued interest on student loans that are in school or grace and totaled $1.3 million at December 31, 2022. At December 31, 2022, there were 875 loans within repayment, deferment, and forbearance which represented $23.4 million, $11.0 million, and $5.0 million in outstanding balances, respectively. No new student loans were originated during the years ended December 31, 2022 and 2021.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines, repayment terms can vary per borrower; however, repayment occurs on average within 10 to 20 years. Underwriting is premised on qualifying credit scores. Currently the weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of December 31, 2022 was approximately $100,646. Loan interest rates range from 5.75% to 10.75%.

At December 31, 2022, $23.4 million of student loans were in repayment compared to $23.8 million as of December 31, 2021. Accrued interest on student loans was $4.1 million and $4.6 million as of December 31, 2022 and 2021, respectively. At December 31, 2022, the reserve against the student loan portfolio totaled $2.6 million. Additionally, during the year ended December 31, 2022, $141,000 in accrued interest receivable was reversed, due to charge-offs of $1.3 million. At December 31, 2021, the reserve totaled $2.6 million and $122,000 in accrued interest was reversed due to charge-offs of $1.4 million.

The following table sets forth the Bank’s student loan portfolio with activity from December 31, 2021 and December 31, 2022:

(In thousands)
Balance as of December 31, 2020	$57,385
Capitalized Interest	2,375
Payments Received	(9,865)
Loans Charged-off	(1,439)
Balance as of December 31, 2021	48,456
Capitalized Interest	2,609
Payments Received	(7,587)
Loans Charged-off	(1,346)
Balance as of December 31, 2022	$42,132

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

The following table sets forth the maturities of the Bank’s loan portfolio at December 31, 2022. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due between one to five years	Due between five to fifteen years	Due after fifteen years	Total
Commercial and agricultural	$45,111	$57,155	$10,490	$—	$112,756
Real estate construction & development	100,331	51,979	—	—	152,310
Real estate – mortgage	24,790	202,120	201,108	244,096	672,114
All other loans	588	1,874	2,055	40,075	44,592
Total loans	$170,820	$313,128	$213,653	$284,171	$981,772

For the years ended December 31, 2022 and 2021, the average yield on loans was 4.7% and 4.5%, respectively. Rate floors are occasionally used to mitigate interest rate risk if interest rates fall, as well as to compensate for additional credit risk under current market conditions. The loan portfolio is generally comprised of short-term or floating-rate loans that adjust in alignment to changes in market rates of interest.

At December 31, 2022 and 2021, approximately 37.1% and 45.8%, respectively, of the loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank’s fixed and floating-rate loans at December 31, 2022. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

(In thousands)	Due in one year or less	Due between one to five years	Due between five to fifteen years	Due after fifteen years	Total
Loans with fixed rates:
Commercial and industrial	$2,011	$9,424	$—	$—	$11,435
Real estate mortgage	21,188	180,926	106,801	244,392	553,307
RE construction & development	11,917	22,377	—	—	34,294
Agricultural	—	17,105	5,803	—	22,908
Installment and student loans	56	1,374	—	—	1,430
Total loans with fixed rates	35,172	231,206	112,604	244,392	623,374
Loans with variable rates:
Commercial and industrial	22,325	26,694	72	—	49,091
Real estate mortgage	3,602	21,179	62,377	31,632	118,790
RE construction & development	88,415	29,602	—	—	118,017
Agricultural	20,774	4,448	4,615	—	29,837
Installment and student loans	531	—	42,132	—	42,663
Total loans with variable rates	135,647	81,923	109,196	31,632	358,398
Total Loans	$170,819	$313,129	$221,800	$276,024	$981,772

Securities

The following table sets forth certain information regarding carrying values and percentage of total carrying value of available-for-sale securities for the years indicated:

	December 31, 2022		December 31, 2021
(In thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Available-for-sale:
U.S. Government agencies	$8,231	4.0%	$33,376	18.7%
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	97,218	46.7%	64,735	36.1%
Corporate bonds	32,702	15.8%	11,422	6.4%
Asset-backed securities	—	—%	4,130	2.3%
Municipal bonds	40,170	19.4%	50,052	28.0%
U.S. Treasury securities	29,224	14.1%	15,187	8.5%
Total available-for-sale	$207,545	100.0%	$178,902	100.0%

As of December 31, 2022 and 2021, there were no securities classified as held to maturity.

The contractual maturities of investment securities as well as yields based on carrying value of those securities at December 31, 2022 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		Between one to five years		Between five to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$—	—%	$5,390	4.71%	$2,841	4.11%	$8,231	4.50%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	171	1.52%	119	3.88%	6,173	2.99%	90,754	2.53%	97,217	2.56%
Corporate bonds	—	—%	16,399	3.23%	16,303	3.96%	—	—%	32,702	3.59%
Municipal bonds	98	1.31%	1,502	1.35%	34,576	1.75%	3,995	1.92%	40,171	1.75%
U.S. Treasury securities	—	—%	—	—%	17,053	2.68%	12,171	1.31%	29,224	2.11%
Total amortized cost	$269	1.44%	$18,020	3.08%	$79,495	2.70%	$109,761	2.41%	$207,545	2.58%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2022 and 2021, available-for-sale securities with an amortized cost of approximately $78.8 million and $94.9 million, respectively (fair value of $69.0 million and $95.2 million, respectively) were pledged as collateral for public funds and FHLB borrowings.

During the year ended December 31, 2022, the Company recognized unrealized losses of $429,000 related to marketable equity securities within the consolidated statements of income, compared to unrealized losses of $106,000 during the year ended December 31, 2021.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Core deposits, consisting of all deposits other than time deposits of $250,000 or more and brokered deposits, continue to provide the foundation for the Bank’s principal sources of funding and liquidity. Core deposits amounted to 98.7% and 98.2% of the total deposit portfolio at December 31, 2022 and 2021, respectively. The Bank currently holds no brokered deposits as part of its continuing effort to maintain sufficient liquidity without a reliance on brokered deposits.

The following table sets forth the year-end amounts of deposits and balances as a percentage of total deposits by category for the years indicated:

	December 31,
(In thousands)	2022		2021		Change
Noninterest-bearing deposits	$481,629	41.32%	$476,749	40.13%	$4,880
Interest-bearing deposits:
NOW and money market accounts	499,861	42.89%	529,841	44.60%	$(29,980)
Savings accounts	125,946	10.81%	113,930	9.59%	$12,016
Time deposits:
Under $250,000	42,933	3.68%	46,631	3.92%	$(3,698)
$250,000 and over	15,115	1.30%	20,955	1.76%	$(5,840)
Total interest-bearing deposits	683,855	58.68%	711,357	59.87%	$(27,502)
Total deposits	$1,165,484	100.00%	$1,188,106	100.00%	$(22,622)

The Bank’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. During the year ended December 31, 2022, savings accounts increased 10.5%, noninterest-bearing deposits increased 1.0%, total time deposits decreased 14.1%, and NOW and money market deposits decreased 5.7%. Uninsured deposits totaled $706.2 million and $739.4 million at December 31, 2022 and 2021, respectively. Included at December 31, 2022, are $15.1 million in uninsured time deposits exceeding $250,000, of which $3.1 million mature in three months or less, $6.6 million mature between three to twelve months, and $5.4 million mature in one to three years.

On a year-to-date average basis, total deposits increased $123.3 million, or 11.3%, between the years ended December 31, 2021 and December 31, 2022. Interest-bearing deposits increased by $78.8 million, or 12.1%, and noninterest-bearing deposits increased $44.4 million, or 10.0%, during 2022. On average, balances increased in all categories between the years ended December 31, 2021 and December 31, 2022.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2022 and 2021:

	2022		2021
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
NOW and money market accounts	$534,947	0.43%	$476,872	0.29%
Savings	123,396	0.11%	106,979	0.11%
Time deposits	69,741	0.54%	65,386	0.62%
Total interest-bearing deposits	728,084.00		649,237
Noninterest-bearing deposits	488,053		443,639
Total deposits	$1,216,137		$1,092,876

The following tables set forth estimated deposits exceeding the FDIC insurance limits for the years indicated:

	December 31,
(Dollars in thousands)	2022	2021
Uninsured deposits	$706,183	$739,443

	December 31, 2022
(Dollars in thousands)	Three months of less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$362	$412	$3,419	$1,173	$5,366
(1) Represents amount over insurance limit

Short-term Borrowings

The Bank has access to short-term borrowings which may consist of federal funds purchased, discount window borrowings, securities sold under agreements to repurchase (“repurchase agreements”), and Federal Home Loan Bank (FHLB) advances as alternatives to retail deposit funds. Collateralized and uncollateralized lines of credit have been established with several correspondent banks. The FRB discount window, as well as a securities dealer, may also be accessed as needed. Funds may be borrowed in the future as part of the Company’s asset/liability strategy, and may be used to acquire assets as deemed appropriate by management for investment purposes or for capital utilization purposes. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate. FHLB advances are collateralized by investments in FHLB stock, securities, and certain qualifying mortgage loans. Additionally, borrowings collateralized by pledged loans may be secured from the Federal Reserve Bank of San Francisco (FRB). Credit lines are subject to periodic review by the credit lines grantors relative to the Company’s financial statements. Lines of credit may be modified or revoked at any time.

Lines of credit with the FRB of $435.6 million and $320.6 million, as well as FHLB lines of credit totaling $2.2 million and $3.1 million were available at December 31, 2022 and 2021, respectively. In addition, the Company maintains a $50 million uncollateralized line of credit with Pacific Coast Bankers Bank, a $40 million million uncollateralized line of credit with PNC Bank, a $20 million uncollateralized line of credit with Zion’s Bank, and a $10 million uncollateralized line of credit with Union Bank. At December 31, 2022, there were no outstanding balances drawn against any lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management’s continuing assessment of various factors affecting the collectability of loans and commitments to extend credit, including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole is judgmental and subject to economic, environmental, and other conditions which cannot be predicted with certainty. The allowance for credit losses is determined in accordance with GAAP and the guidelines set forth in the Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued by banking regulators in December 2006. The Statement is a revision of the previous guidance released in July 2001, and outlines characteristics that should be used in the segmentation of the loan portfolio for analytical purposes such as including risk classification, past due status, type of loan, industry, and collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio and updates previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the allowance for credit losses. Securities and Exchange Commission Staff Accounting Bulletin No. 102, released during July 2001, provides additional guidance regarding methodologies and supporting documentation for the Allowance for Loan and Lease Losses.

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

The eight (8) segments of the loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this report):

Loan Segments for Loan Loss Reserve Analysis	December 31,
(In thousands)	2022	2021
Commercial and business loans	$59,925	$42,194
Government program loans	85	3,310
Total commercial and industrial	60,010	45,504
Real estate – mortgage:
Commercial real estate	398,624	331,050
Residential mortgages	273,442	226,926
Home improvement and home equity loans	49	80
Total real estate mortgage	672,115	558,056
Real estate construction and development	152,310	154,270
Agricultural	52,745	60,239
Installment and student loans	44,592	51,245
Total loans	$981,772	$869,314

The methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:
    - the formula allowance;
    - specific allowances for problem graded loans identified as impaired;

The formula allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on the historical loss experience and on the internal risk grade of those loans and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Factors that may affect collectability of the loan portfolio include:

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

Management determines the loss factors for loans based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes). Loss factors are adjusted to recognize and quantify the loss exposure due to changes in market conditions as well as trends in the loan portfolio. For purposes of analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans include impaired loans and loans categorized as substandard, doubtful, and loss, which are not considered impaired. At December 31, 2022, impaired and classified loans totaled $15.6 million, or 1.6%, of gross loans as compared to $13.7 million, or 1.6%, of gross loans at December 31, 2021.

Loan participations are reviewed for allowance adequacy under the same guidelines as other loans in the portfolio, with an additional participation factor added, if required, for specific risks associated with participations. In general, participations are subject to certain thresholds and are reviewed for geographic location as well as the financial status of the underlying agent bank.

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2022 and 2021, the formula reserve allocated to undisbursed commitments totaled $532,000 and $669,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in impaired loans. For impaired loans, specific allowances are determined based on the net realizable value of the underlying collateral, the net present value of the anticipated cash flows, or the market value of the underlying assets. Formula allowances for classified loans, excluding impaired loans, are determined on the basis of additional risks involved with individual loans that may be in excess of risk factors associated with the loan portfolio as a whole. The specific allowance is different from the formula allowance in that the specific allowance is determined on a loan-by-loan basis based on risk factors directly related to a particular loan, as opposed to the formula allowance which is determined for a pool of loans with similar risk characteristics, based on past historical trends and other risk factors which may be relevant on an ongoing basis. The specific allowance for impaired loans is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance for the years ended::

(In thousands)	December 31, 2022	December 31, 2021
Specific allowance – impaired loans	$53	$130
Formula allowance – classified loans not impaired	53	523
Formula allowance – special mention loans	218	503
Total allowance for special mention and classified loans	324	1,156
Formula allowance for pass loans	8,827	7,408
Unallocated allowance	1,031	769
Total allowance	$10,182	$9,333
Impaired loans	$15,628	$12,034
Classified loans not considered impaired	—	1,645
Total classified and impaired loans	$15,628	$13,679
Special mention loans not considered impaired	$27,237	$40,289

The following table summarizes allowance for loan losses, nonperforming loans, and classified loans for the years ended:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Allowance for loan losses (“ALLL”) - beginning of period	$9,333	$8,522
Net loans charged-off during period	952	1,296
Provision for credit loss	1,802	2,107
Allowance for loan losses - end of period	$10,183	$9,333
Loans outstanding at period-end	$981,772	$869,314
ALLL as % of loans at period-end	1.04%	1.07%
Nonaccrual loans	$14,544	$11,438
Accruing restructured loans	141	176
Loans, past due 90 days or more, still accruing	252	453
Total non-performing loans	$14,937	$12,067
ALLL as % of nonperforming loans	68.17%	77.34%
Impaired loans	$15,628	$12,034
Classified loans not considered impaired	—	1,645
Total classified and impaired loans	$15,628	$13,679
ALLL as % of classified loans	65.16%	68.23%

Impaired loans increased $3.6 million between December 31, 2021 and December 31, 2022 and the specific allowance related to those impaired loans decreased $77,000 between December 31, 2021 and December 31, 2022. The increase in impaired loans was due primarily to the addition of one collateral-backed, real estate construction loan. The level of “pass” loans increased approximately $123.8 million between December 31, 2021 and December 31, 2022, and the related formula allowance increased $1,419,000 during the same period. The formula allowance for “pass loans” is derived from loss factors using migration analysis and management’s consideration of qualitative factors. The increase in formula allowance for “pass loans” was partially attributed to an adjustment in qualitative factors for economic uncertainty. The unallocated reserve totaled $1,031,000, or 10.1% of the total allowance for credit losses at December 31, 2022, and $769,000, or 8.2%, of the total allowance for credit losses at December 31, 2021. In evaluating the level of the unallocated reserve, management considered loan relationships, construction and land development concentrations, and loss history relative to peers.

The general reserve requirements (ASC 450-70) were adjusted as a result of the overall condition of the local, state, and national economies and resultant impact on the local lending base. This has resulted in an increased qualitative component being used for the general reserve calculation. The stake-in-the-ground methodology requires the Company to use December 31, 2005 as the starting point of the look-back period to capture loss history and better capture an entire economic cycle. Time horizons are subject to management’s assessment of the current period, taking into consideration changes in business cycles and environment changes.

The amount of impaired loans is not directly comparable to the amount of nonperforming loans. The primary differences between impaired loans and nonperforming loans are: (i) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial and residential real estate loans, construction loans, and agricultural loans, and (ii) impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans, but may also include problem loans other than delinquent loans.

A loan is considered to be impaired when, based upon current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include nonaccrual loans, troubled debt restructurings, and performing loans in which full payment of principal or interest is not expected. Management bases the measurement of these impaired loans either on the fair value of the loan’s collateral or the expected cash flows on the loans discounted at the loan’s stated interest rates. Cash receipts on impaired loans not performing to contractual terms and that are on nonaccrual status are used to reduce principal balances. Impairment losses are included in the allowance for credit losses through a charge to the allowance, if applicable.

The following table sets forth impaired loan balances and related allowances for the years ended:

	December 31, 2022		December 31, 2021
(In thousands)	Balance	Allowance	Balance	Allowance
Impaired loans with specific allowance	$249	$52	$355	$130
Impaired loans without specific allowance	15,379	—	11,679	—
Total recorded investment	$15,628	52	$12,034	130

Average recorded investment	$12,663		$12,813

Specific allowances are allocated only to impaired loans that are not collateral dependent. During 2022, balances for loans with allocated allowances decreased while collateral-dependent impaired loan balances increased. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. Interest recognized totaled $288,000 and $319,000 for the years ended December 31, 2022 and December 31, 2021, respectively.

The largest category of impaired loans at December 31, 2022 was real estate construction and development loans, comprising 92.4% of total impaired loans. Impaired construction loans increased $3.2 million, impaired agricultural loans increased $389,000, and impaired real estate mortgage loans decreased $5,000 during the year ended December 31, 2022. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $14.6 million, or 93.3%, were secured by real estate at December 31, 2022, as compared to $11.4 million, or 94.5%, of total impaired loans at December 31, 2021.

The following table summarizes the components of impaired loans and their related specific allowance at:

	December 31, 2022		December 31, 2021
(In thousands)	Balance	Allowance	Balance	Allowance
Real estate – mortgage	141	4	146	3
Real estate construction and development	14,436	—	11,226	—
Agricultural	1,051	48	662	127
Total impaired loans	$15,628	$52	$12,034	$130

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance.

Total TDRs decreased by 17.5% at December 31, 2022, compared to December 31, 2021. Nonaccrual TDRs decreased by 17.3% and accruing TDRs decreased by 19.9% over the same period. Concessions granted include lengthened maturities and/

or rate reductions that enabled the borrower to complete projects. Current decreases are related to a recovering real estate market.

The following tables summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2022 and December 31, 2021.

	December 31, 2022
(In thousands)	Total TDRs	Nonaccrual TDRs	Accruing TDRs
Real estate - mortgage:
Residential mortgages	$141	$—	$141
Total real estate mortgage	141	—	141
Real estate construction and development	1,892	1,892	—
Agricultural	108	108	—
Total Troubled Debt Restructurings	$2,141	$2,000	$141

	December 31, 2021
(In thousands)	Total TDRs	Nonaccrual TDRs	Accruing TDRs
Real estate - mortgage:
Residential mortgages	$146	$—	$146
Total real estate mortgage	146	—	146
Real estate construction and development	2,206	2,206	—
Agricultural	242	212	30
Total Troubled Debt Restructurings	$2,594	$2,418	$176

Total TDRs decreased $453,000 during the period ended December 31, 2022 and nonaccrual TDRs decreased $418,000 As of December 31, 2022, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans.

For a restructured loan to return to accrual status, there needs to be at least six months of successful payment history. In addition, the Company’s credit administration department performs a financial analysis of the credit to determine whether the borrower has the ability to continue to perform successfully over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and a cash flow analysis of the borrower. Only after determining that the borrower has the ability to perform under the terms of the loans will the restructured credit be considered for accrual status.

The following table summarizes special mention loans by type for the years ended:.

	December 31,
(In thousands)	2022	2021
Commercial and industrial	$200	$—
Real estate - mortgage:
Commercial real estate	26,019	29,092
Agricultural	1,017	11,197
Total Special Mention Loans	$27,236	$40,289

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local community banks, and non-bank institutions which creates pressure on loan pricing. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. Management believes it is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company enters into troubled debt restructurings when it improves collection prospects. While business and consumer spending have shown improvement over the last several years, it is difficult to forecast the impact elevated inflation rates will have on the economy. Management recognizes the increased risk of loss due to the Company’s exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated:

	December 31,
(Dollars in thousands)	2022	2021
Total loans outstanding at end of period before deducting allowances for credit losses	$980,178	$871,533
Average net loans outstanding during period	924,280	779,062
Balance of allowance at beginning of period	9,333	8,522
Loans charged off:
Installment and student loans	(1,364)	(1,543)
Recoveries of loans previously charged off:
Real estate	42	18
Commercial, industrial & agricultural	306	91
Installment and student loans	62	138
Total loan recoveries	410	247
Net loans charged off	(954)	(1,296)
Provision charged to operating expense	1,802	2,107
Balance of allowance for credit losses at end of period	$10,181	$9,333
Net loan charge-offs to total average loans	(0.10)%	(0.17)%
Net loan charge-offs to loans at end of period	(0.10)%	(0.15)%
Allowance for credit losses to total loans at end of period	1.04%	1.07%
Net loan charge-offs to allowance for credit losses	(9.37)%	(13.89)%
Net loan charge-offs to provision for credit losses	(52.94)%	(61.51)%

Loan charge-offs decreased $179,000 during the year ended December 31, 2022, compared to the year ended December 31, 2021. Loan recoveries increased $247,000 during the same period. Student loan charge-offs totaled $1.3 million and $1.4 million during the years ended 2022 and 2021, respectively.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances in each category for the years indicated:

	December 31,
		2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	(271)	49,237	(0.55)%	(91)	48,959	(0.19)%
Real estate mortgages	$(42)	603,573	(0.01)%	(18)	444,058	<0.01%
RE construction and development	—	167,622	0.00%	—	175,443	0.00%
Agricultural	(36)	53,447	(0.07)%	—	53,551	0.00%
Installment and student loans	1,302	50,401	2.58%	1,405	57,051	2.46%
Total	953	924,280	0.10%	1,296	779,062	0.17%

At December 31, 2022 and 2021, $532,000 and $669,000, respectively, of the formula allowance was allocated to unfunded loan commitments and was, therefore, carried separately in Other Liabilities on the consolidated balance sheets.

Management believes that the 1.04% credit loss allowance to total loans at December 31, 2022 is adequate to absorb known and inherent risks in the loan portfolio. There is no guarantee, however, against economic conditions or other circumstances materializing which could adversely affect the Company’s service areas resulting in increased losses in the loan portfolio not captured by the current allowance for loan losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

The following table sets forth the allowance for credit loss and total loan percentages by category for the period ended:

	December 31,
	2022		2021
(Dollars in thousands)	Allowance for Credit Losses	% Total Loans (1)	Allowance for Credit Losses	% Total Loans (1)
Commercial and industrial	$955	6.1%	$597	5.2%
Real estate – mortgage	1,363	68.5%	1,174	64.2%
Real estate construction and development	3,409	15.5%	2,840	17.8%
Agricultural	525	5.4%	1,233	6.9%
Installment and student loans	2,898	4.5%	2,720	5.9%
Unallocated	1,032	—%	769	—%
Total allowance for credit losses	$10,182	100.0%	$9,333	100.0%
 (1) Represents percentage of loans in category to total loans

During 2022, reserve allocations as a percentage of loans decreased for commercial and industrial, real estate construction and development, and installment and student loans These decreases are a result of a combination of factors including decreases in charge-offs, classified and past due loans, and credit quality improvements. The decrease in reserves was attributed to a decrease in the loss factor for the agricultural segment. Reserves for installment and student loans increased although the allowance as a percentage of loans decreased for that segment.

During 2021, reserve allocations as a percentage of loans decreased for commercial and industrial, real estate mortgage, and agricultural loans. These decreases are a result of a combination of factors including decreases in charge-offs, classified and past due loans, and credit quality improvements. Increases in reserve allocations for real estate construction and development loans were primarily due to the growth of the loan segment, adjusted by the change in the qualitative factors related to portfolio concentrations. Increases in reserve allocations for installment loans were a result of an increase in loss factors attributed to the student loan portfolio and qualitative adjustments related to student loan forbearance balances. The qualitative adjustments related to the student loan forbearance balances resulted in a 5% reserve for pharmacy school forbearance balances and a 15% reserve for medical school forbearance balances.

The following summarizes the allowance for credit losses related to the specific, formula, and unallocated reserves for the years ended:

	December 31,
(In thousands)	2022	2021
Formula allowance	$9,098	$8,434
Specific allowance	53	130
Unallocated allowance	1,031	769
Total allowance	$10,182	$9,333

The total formula allowance has increased in the current period as a result of increased loan balances, qualitative adjustments for economic uncertainties, and qualitative adjustments related to student loans.

No loans were classified as doubtful at December 31, 2022 or December 31, 2021.

The accrual of interest income on loans is discontinued when reasonable doubt exists with respect to the timely collectability of interest or principal due to the inability of the borrower to comply with the terms of the loan agreement. With the exception of student loans, loans are typically placed on nonaccrual status when the payment of principal or interest is 90 days past due, or earlier if warranted. Interest collected thereafter is credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Exceptions may be granted to this policy if the loans are well secured and in the process of collection.

 The following table sets forth nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2022	2021
Nonaccrual loans (1)	$14,544	$11,438
Accruing restructured loans	141	176
Loans, past due 90 days or more, still accruing	252	453
Total non-performing loans	14,937	12,067
Other real estate owned	4,582	4,582
Total non-performing assets	$19,519	$16,649

Non-performing loans to total gross loans	1.52%	1.39%
Non-performing assets to total gross loans	1.99%	1.92%
Allowance for loan losses to nonaccrual loans	68.17%	77.34%
 (1) Included in nonaccrual loans at December 31, 2022 and 2021 are restructured loans totaling $2,000 and $2,418, respectively.

Non-performing assets at December 31, 2022 increased $2.9 million between December 31, 2022 and December 31, 2021, due to increases of $3.1 million in nonaccrual loans, offset by decreases in accruing restructured loans and accruing loans past due 90 days.

Non-performing assets decreased $899,000 between December 31, 2021 and December 31, 2020, due to decreases of $359,000 in accruing restructured loans, decreases of $58,000 in nonaccrual loans, and decreases in other real estate owned.

The loan portfolio increased from $869.3 million at December 31, 2021 to $981.8 million at December 31, 2022. Nonperforming loans increased to $14.9 million at December 31, 2022, from $12.1 million at December 31, 2021. Nonaccrual loans and accruing restructured loans are included in nonperforming loans. During the same period, total impaired and classified loans increased from $13.7 million at December 31, 2021, to $15.6 million at December 31, 2022.

The following table summarizes various nonperforming components of the loan portfolio as compared to total loans for the years ended:

	December 31,
(Dollars in thousands)	2022	2021
Provision for credit losses during period	$1,802	$2,107
Allowance as % of nonaccrual loans	68.17%	77.34%
Nonperforming loans as % total loans	1.52%	1.39%
Restructured loans as % total loans	0.22%	0.30%

In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to specific loans.

Management continues to monitor and reduce the level of problem assets by working with borrowers to identify options, such as loan restructurings, which may help borrowers facing difficulties. The number of restructured loans has been greatly reduced over the last four years. Net loan charge-offs during the year ended December 31, 2022 totaled $1.0 million, compared to $1.3 million for the year ended December 31, 2021. Approximately 24 loans were charged-off during the year ended December 31, 2022, compared to 39 loans during the year ended December 31, 2021. Charge-offs of $1.3 million during the year were related to the student loan portfolio. The percentage of net charge-offs to average loans was 0.10%, for the year ended December 31, 2022.

The following table summarizes the nonaccrual totals by loan category for the years ended:

	December 31,
(In thousands)	2022	2021	Change
Real estate - construction	14,436	11,226	3,210
Agricultural	108	212	(104)
Total Nonaccrual Loans	$14,544	$11,438	$3,106

Loans past due more than 30 days receive management attention and are monitored for increased risk. As of December 31, 2022 and 2021, loans past due more than 30 days totaled $14.1 million and $18.4 million, respectively. Impaired loans, nonaccrual, and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

Except for the loans included in the above tables, there were no loans at December 31, 2022, where the known credit problems of a borrower made doubtful the ability of such borrower to comply with the present loan repayment terms resulting in such loan being included as nonaccrual, past due, or restructured at some future date.

Liquidity and Capital Resources
The Company’s asset/liability management, liquidity strategy, and capital planning are guided by policies, formulated and monitored by the Asset/Liability Committee (“ALCO”) and Management, to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and net interest income received. The Company’s principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses.

The Company’s liquid asset base, which generally consists of cash and due from banks, federal funds sold, and investment securities, is maintained at levels deemed sufficient to provide the cash necessary to fund loan growth, unfunded loan commitments, and deposit runoff. Included in this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans and investment securities, which are higher yielding assets compared to cash.

The following table sets forth asset balances for the period ended:

	December 31,
	2022		2021
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$38,595	3.0%	$219,219	16.5%
Net loans	980,178	75.4%	871,533	65.5%
Investment securities	210,860	16.2%	182,646	13.7%

At December 31, 2022, the loan to deposit ratio was 84.1% as compared to a loan to deposit ratio of 73.4% at December 31, 2021.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprised approximately 98.7% of total deposits at December 31, 2022, provide a significant and stable funding source for the Company. At December 31, 2022, unused lines of credit with the Federal Home Loan Bank, Pacific

Coast Banker’s Bank, Zion’s Bank, Union Bank and the Federal Reserve Bank totaling $517.8 million were collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $590.4 million at December 31, 2022. For a further detail of the Company’s borrowing arrangements, see Note 8 to the consolidated financial statements.

Cash and cash equivalents decreased $180.6 million during the year ended December 31, 2022, and decreased $74.9 million during the year ended December 31, 2021.

(In thousands)	2022	2021
Cash and cash equivalents at beginning of year:	$219,219	$294,069
Cash flows from operating activities:	23,700	16,550
Cash flows from investing activities:	(174,233)	(319,366)
Cash flows from financing activities:	(30,091)	227,966
Cash and cash equivalents at end of year:	$38,595	$219,219

The Company had a net cash inflows from operations of $23.7 million for the year ended December 31, 2022, and $16.6 million for the period ended December 31, 2021. The Company experienced net cash outflows from investing activities totaling $174.2 million and $319.4 million during the years ended December 31, 2022 and December 31, 2021, respectively. The net cash outflow from investing activities during the year ended December 31, 2022 was primarily the result of purchases of residential mortgage loan pools and purchases of investment securities. The net cash outflow from financing activities totaling $30.1 million was due primarily to decreases in demand deposits, time deposits, and savings accounts.

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

The liquidity of the parent company, United Security Bancshares, is separate from the Bank and is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California and federal and state banking regulations. During each of the years ended December 31, 2022 and December 31, 2021, the Bank paid $7.9 million in cash dividends to the parent company.

Capital and Dividends

The Company and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (the “Board of Governors”). Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan includes a target for the Bank to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 10.5% and 9.5% at December 31, 2022 and 2021, respectively.

The Company’s equity capital totaled $112.5 million at December 31, 2022, compared to $120.2 million at December 31, 2021. During the year ended December 31, 2022, the Company paid $7.5 million in cash dividends to shareholders.

For a more detailed discussion of regulatory capital requirements and dividends, see Note 21 to the consolidated financial statements, as well as under the captions “Supervision and Regulation - The Company - Capital Adequacy” and “Supervision and Regulation - The Bank - Capital Standards” set forth in Part I, Item I. of this Annual Report.

As of December 31, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.
Reserve Balances

The FRB no longer requires depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2022, the Bank was not subject to a reserve requirement.

Critical Accounting Estimates and Policies

The Company has identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact of its financial condition or results of operations. The Company follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of a critical accounting policy.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable incurred credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment. The use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions may be susceptible to significant variations. The loan portfolio represents the largest asset type on the consolidated balance sheet. Notes 1 and 3 to the consolidated financial statements describe the methodology used to determine the allowance for credit losses. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality and Allowance for Credit Losses section of this financial review.

Fair Value of Junior Subordinated Debt/Trust Preferred Securities

The Company elected the fair value option related to it’s junior subordinated debt. The accounting standards related to fair value measurements define how applicable assets and liabilities are to be valued, and require expanded disclosures in regard to financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices, or whose fair value can be measured from actively quoted prices of related financial instruments, generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of subjectivity. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2022 and 2021, fair value adjustments related to the junior subordinated debt resulted in a gain of $413,000 and a loss of $268,000, respectively. (See Notes 10 and 15 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8 - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
United Security Bancshares

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Security Bancshares and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses on loans under the incurred loss model was $10,182,000 as of December 31, 2022 and consists of three components: (1) the general or formula-based allowance utilizing the Company’s loss migration history which is modeled (“Loss Migration Model”) based on the internal risk grade of outstanding loan balances by loan segment multiplied by the Company’s loss experience over a time horizon adjusted as business cycles or environment change which is then adjusted for qualitative factors that, in management’s judgment, affect the collectability of the loans; (2) the specific allowance, which results from the analysis of identified loans that meet management’s criteria of loans to be reviewed individually to determine the amount of impairment; and (3) an unallocated allowance based on management’s evaluation of conditions not directly measured in the determination of the formula or specific allowances. The Company’s allowance for credit losses for loans is a valuation account that is deducted from the amortized cost basis of loans to present the net carrying value at the amount expected to be collected on such loans and is a material and complex estimate requiring significant management judgment in the estimation of probable incurred credit losses inherent in the Company’s loan portfolio.

We identified the risk rating of loans, loss rates selected and qualitative factors assigned within the Loss Migration Model as critical audit matters. The Company considers relevant credit quality indicators for each loan segment based on risk rating, and estimates loss rates for each loan segment based upon historical experience over the loss rates. The Company utilizes qualitative adjustments to the calculated loss rates to recognize and quantify changes to loss exposure for current market conditions and trends in the Company’s loan portfolio as compared to the historical loss rates. The estimation of the allowance for credit losses on loans requires significant management judgment, particularly as it relates to risk rating of loans, the historical loss rates selected and qualitative factors assigned in the model. Auditing management’s judgments and assumptions involved significant audit effort as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address these critical audit matters included:

•Testing the design, implementation and operating effectiveness of internal controls relating to management’s review of loans and assignment of risk ratings.

•Evaluating the appropriateness of the Company’s loan risk ratings by testing a risk-based targeted selection of loans to obtain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable and consistently applied.

•Evaluating the reasonableness and appropriateness of the methodology and assumptions utilized by management as it relates to the loss rates by testing completeness and accuracy of the data used in the calculation and recalculating the impact on the allowance for credit losses on loans.

•Evaluating whether both the methodology used by management related to the qualitative adjustments and the adjustments used in the calculation of the allowance for credit losses on loans are reasonable based on the analysis provided by management.

•Testing the mathematical accuracy and computation of the allowance for credit losses for loans, including testing completeness and accuracy of the data used in the calculation, application of the loan risk classifications, loss rates, and qualitative adjustments determined by management and used in the calculation, and recalculation of the allowance for credit losses on loans.

/s/ Moss Adams LLP

San Francisco, California
March 29, 2023

We have served as the Company’s auditor since 1999.

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2022 and 2021

(In thousands except share data)	December 31, 2022	December 31, 2021
Assets
Cash and noninterest-bearing deposits in other banks	$31,650	$31,057
Due from Federal Reserve Bank (“FRB”)	6,945	188,162
Cash and cash equivalents	38,595	219,219
Investment securities (at fair value)
Available-for-sale (“AFS”) securities	207,545	178,902
Marketable equity securities	3,315	3,744
Total investment securities	210,860	182,646
Loans	981,772	869,314
Unearned fees and unamortized loan origination costs - net	(1,594)	2,219
Allowance for credit losses	(10,182)	(9,333)
Net loans	969,996	862,200
Premises and equipment - net	9,770	8,950
Accrued interest receivable	8,489	7,530
Other real estate owned (“OREO”)	4,582	4,582
Goodwill	4,488	4,488
Deferred tax assets - net	12,825	3,615
Cash surrender value of life insurance	22,893	22,338
Operating lease right-of-use assets	1,984	2,594
Other assets	14,711	12,782
Total assets	$1,299,193	$1,330,944
Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$481,629	$476,749
Interest-bearing	683,855	711,357
Total deposits	1,165,484	1,188,106
Operating lease liabilities	2,093	2,705
Other liabilities	8,270	8,737
Junior subordinated debentures (at fair value)	10,883	11,189
Total liabilities	1,186,730	1,210,737
Commitments and contingencies (Note 14)
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,067,253 at December 31, 2022 and 17,028,239 at December 31, 2021	60,030	59,636
Retained earnings	69,928	61,745
Accumulated other comprehensive loss, net of tax	(17,495)	(1,174)
Total shareholders’ equity	112,463	120,207
Total liabilities and shareholders’ equity	$1,299,193	$1,330,944
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2022 and 2021

(In thousands except share and per share data)	2022	2021
Interest Income:
Interest and fees on loans	$43,039	$35,154
Interest on investment securities	4,613	2,337
Interest on deposits in FRB	1,605	239
Total interest income	49,257	37,730
Interest Expense:
Interest on deposits	2,815	1,899
Interest on other borrowed funds	380	180
Total interest expense	3,195	2,079
Net Interest Income	46,062	35,651
Provision for Credit Losses	1,802	2,107
Net Interest Income after Provision for Credit Losses	44,260	33,544
Noninterest Income:
Customer service fees	3,027	2,793
Increase in cash surrender value of bank-owned life insurance	555	555
Unrealized (loss) gain on fair value of marketable equity securities	(429)	(106)
(Loss) gain on fair value of junior subordinated debentures	(2,533)	(660)
Gain on sale of investment securities	30	—
(Loss) gain on sale of assets	(10)	8
Other	1,198	795
Total noninterest income	1,838	3,385
Noninterest Expense:
Salaries and employee benefits	11,833	11,713
Occupancy expense	3,467	3,537
Data processing	686	565
Professional fees	4,058	3,572
Regulatory assessments	794	743
Director fees	452	385
Correspondent bank service charges	93	88
Net cost of operation and sale of OREO	102	256
Other	2,554	2,756
Total noninterest expense	24,039	23,615
Income before provision for taxes	22,059	13,314
Provision for income taxes	6,373	3,216
Net income	$15,686	$10,098
Net income per common share
Basic	$0.92	$0.59
Diluted	$0.92	$0.59
Weighted average common shares outstanding
Basic	17,040,241	17,011,379
Diluted	17,061,833	17,030,874
 See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
Years Ended December 31, 2022 and 2021

(In thousands)	2022	2021
Net Income	$15,686	$10,098
Unrealized holdings (losses) gains on debt securities	(26,730)	(1,229)
Unrealized gain (loss) on unrecognized post-retirement costs	615	203
Unrealized gain (loss) on junior subordinated debentures	2,947	392
Other comprehensive loss, before tax	(23,168)	(634)
Tax benefit (expense) related to debt securities	7,900	363
Tax (expense) benefit related to unrecognized post-retirement costs	(182)	(60)
Tax (expense) benefit related to junior subordinated debentures	(871)	(115)
Total other comprehensive loss	(16,321)	(446)
Comprehensive (Loss) Income	$(635)	$9,652
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2022 and 2021

	Common Stock			Accumulated Other Comprehensive Loss
(In thousands, except share data)	Number of Shares	Amount	Retained Earnings		Total
Balance December 31, 2020 (1)	17,009,883	$59,397	$59,138	$(728)	$117,807
Other comprehensive loss	—	—	—	(446)	(446)
Dividends on common stock ($0.33 per share)	—	—	(5,619)	—	(5,619)
Dividends payable ($0.11 per share)	—	—	(1,872)	—	(1,872)
Restricted stock units released	18,356	—	—	—	—
Tax benefit from restricted stock units released	—	(10)	—	—	(10)
Director stock grant	—	45	—	—	45
Stock-based compensation expense	—	204	—	—	204
Net Income	—	—	10,098	—	10,098
Balance December 31, 2021 (2)	17,028,239	59,636	61,745	(1,174)	120,207
Other comprehensive loss	—	—	—	(16,321)	(16,321)
Dividends on common stock ($0.33 per share)	—	—	(5,625)	—	(5,625)
Dividends payable ($0.11 per share)	—	—	(1,878)	—	(1,878)
Restricted stock units released	33,435	—	—	—	—
Tax benefit from restricted stock units released	—	(1)	—	—	(1)
Director stock grant	—	181	—	—	181
Stock options exercised	5,579	29	—	—	29
Stock-based compensation expense	—	185	—	—	185
Net Income	—	—	15,686	—	15,686
Balance December 31, 2022 (3)	17,067,253	$60,030	$69,928	$(17,495)	$112,463
(1) Excludes 11,924 unvested restricted shares
(2) Excludes 27,949 unvested restricted shares
(3) Excludes 13,974 unvested restricted shares
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2022 and 2021

(In thousands)	2022	2021
Cash Flows From Operating Activities:
Net Income	$15,686	$10,098
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,802	2,107
Depreciation and amortization	1,320	1,408
Amortization of operating lease right-of-use assets	(611)	(262)
Amortization of premium/discount on investment securities, net	606	953
Gain on sale of investment securities	(30)	—
(Increase) decrease in accrued interest receivable	(959)	634
Increase (decrease) in accrued interest payable	48	(4)
Decrease (increase) in unearned fees and unamortized loan origination costs, net	3,791	(151)
Decrease (increase) decrease in income taxes receivable	1,970	(73)
Stock-based compensation expense and tax benefit	365	238
Provision for deferred income taxes	(2,362)	(521)
Increase in accounts payable and accrued liabilities	213	623
Write down on other real estate owned	—	—
Loss on sale of other real estate owned	—	1
Loss on marketable equity securities	429	106
Impairment loss on investment securities	—	—
Loss on fair value option of junior subordinated debentures	2,533	660
Gain on bank owned life insurance	—	—
Increase in cash surrender value of bank-owned life insurance	(555)	(555)
Loss on tax credit limited partnership interest	—	—
Gain on sale of premises and equipment	—	—
Amortization of intangibles	—	—
Loss (gain) on sale of assets	10	(8)
Net (increase) decrease in other assets	(556)	1,296
Net cash provided by operating activities	23,700	16,550

Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	—	—
Purchases of FHLB stock, FRB stock, and other securities	(2,434)	(8)
Maturities and calls on available-for-sale securities		—
Principal payments on available-for-sale securities	10,136	27,009
Purchases of available-for-sale securities	(81,762)	(125,749)
Purchase of bank-owned life insurance	—	(1,140)
Proceeds from sales of available-for-sale securities	15,676	—
Net increase in loans	(113,389)	(218,331)
Cash proceeds from sales of other real estate owned	—	251
Payoff of senior liens on other real estate owned	—	—
Cash proceeds from sales of premises and equipment	—	13
Proceeds from bank owned life insurance	—	—
Capital expenditures of premises and equipment	(2,140)	(1,253)
Investment in limited partnership	(320)	(158)
Net cash used in investing activities	(174,233)	(319,366)

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposit and savings accounts	(13,087)	229,389
Net (decrease) increase in time deposits	(9,537)	6,066
Proceeds from exercise of stock options	29	—
Dividends on common stock	(7,496)	(7,489)
Net cash (used in) provided by financing activities	(30,091)	227,966

Net decrease in cash and cash equivalents	(180,624)	(74,850)
Cash and cash equivalents at beginning of year	219,219	294,069
Cash and cash equivalents at end of year	$38,595	$219,219
See Note 16 to the Company’s consolidated financial statements for supplemental cash flow disclosures.

Notes to Consolidated Financial Statements

1.Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, with rules and regulations of the Securities and Exchange Commission (“SEC”), and with prevailing practices within the banking industry. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly-owned subsidiaries, United Security Bank and subsidiary (the “Bank”) and USB Capital Trust II (the “Trust”). The Trust is deconsolidated pursuant to Accounting Standards Codification (ASC) 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead they are presented as Junior Subordinated Debentures and are presented as a separate liability category (see Note 10 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. The Company’s participation loans with other financial institutions are primarily in the state of California.

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

The Bank was founded in 1987 and currently operates twelve branches, one commercial lending office, one consumer lending office, and one construction lending office in an area from eastern Madera County to western Fresno County, as well as Taft and Bakersfield in Kern County, and Campbell in Santa Clara County. The Bank’s primary source of revenue is interest income through providing loans to customers, who are predominantly small and middle-market businesses and individuals. The Bank engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural and consumer loans, with particular emphasis on short and medium-term obligations.

The Bank offers a wide range of deposit instruments. These include personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts and time certificates of deposit. Most of the Bank’s deposits are attracted from individuals and from small and medium-sized business-related sources.

The Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include cashiers checks, foreign drafts, and person-to-person and bank-to-bank transfers for consumer customers. In addition, the Bank offers Internet banking services to its commercial and retail customers. The Bank does not operate a trust department; however, it makes arrangements with its correspondent bank to offer trust services to its customers upon request.

The Bank’s wholly-owned subsidiary, York Monterey Properties, Inc. (“YMP”), was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, loan foreclosures in Monterey County. These properties exceeded the 10-year holding period for other real estate owned, or “OREO.” YMP was funded with a $250,000 cash investment and the transfer of those parcels by the Bank to YMP. As of December 31, 2022 and 2021, these properties are included within the consolidated balance sheets as part of “other real estate owned.”

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

a.Cash and Cash equivalents – Cash and cash equivalents include cash on hand and amounts due from banks. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2022 or 2021. All cash and cash equivalents have maturities when purchased of three months or less.
b.Securities - Debt securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from net income and reported, net of tax, as a separate component of comprehensive income (loss) and shareholders’ equity. Debt securities classified as held to maturity are carried at amortized cost. Gains and losses on disposition are reported using the specific identification method for the adjusted basis of the securities sold. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

The Company classifies its debt securities as available for sale or held to maturity, and periodically reviews its investment portfolio on an individual security basis. Securities that are to be held for indefinite periods of time (including, but not limited to, those that management intends to use as part of its asset/liability management strategy, and those which may be sold in response to changes in interest rates, changes in prepayments or any such other factors) are classified as securities available for sale. Securities which the Company has the ability and intent to hold to maturity are classified as held to maturity. There were no securities held to maturity as of December 31, 2022.

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

Marketable equity securities are reported at fair value with gains and losses included in non interest income on the Consolidated Statements of Income.

c.Loans - Interest income on loans is credited to income as earned and is calculated by using the simple interest method on the daily balance of the principal amounts outstanding. With the exception of student loans, loans are typically placed on non-accrual status when principal or interest is past due for 90 days and/or when management believes the collection of amounts due is doubtful. Student loans are typically placed on non-accrual status when principal or interest is past due for 120 days. For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed based upon management’s assessment of collectability, and interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans, and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Factors that may affect collectability of the loan portfolio include:

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

The student loan portfolio is reviewed for allowance adequacy under the same guidelines as other loans in the Company’s portfolio, with additional emphasis for specific risks associated with the portfolio. For student loans, principal amounts outstanding also include interest that has been capitalized. Charge-offs and recoveries of amounts that relate to capitalized interest on student loans are treated as principal charge-offs and recoveries, affecting the allowance for loan losses rather than interest income. Capitalized interest earned in the current year is reversed from interest income. Accrued but unpaid interest related to charged-off student loans is reversed against interest income. In general, the Company reserves for a percentage of loans in forbearance and loans rated substandard.

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

e.Nonaccrual loans - Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

•When there is doubt regarding the full repayment of interest and principal.
•When principal and/or interest on the loan has been in default for a period of 90-days or more, unless the asset is both well secured and in the process of collection that will result in repayment in the near future.
•when the loan is identified as having loss elements and/or is risk rated “8” Doubtful.

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

f.Impaired loans - A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

The Company applies its normal loan review procedures in making judgments regarding probable losses and loan impairment. The Company evaluates for impairment those loans on nonaccrual status, graded doubtful, graded substandard or those that are troubled debt restructurings. The primary basis for inclusion in impaired status under generally accepted accounting pronouncements is that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

g.Troubled debt restructurings - When the Company grants a concession to a borrower as part of a loan restructuring, the restructuring is accounted for as a troubled debt restructuring (TDR). TDRs are reported as a component of impaired loans.

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

- A modification of terms of a debt such as one or a combination of:

•The reduction (absolute or contingent) of the stated interest rate.
•The extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.
•The reduction (absolute or contingent) of the face amount or maturity amount of debt as stated in the instrument or agreement.
•The reduction (absolute or contingent) of accrued interest.
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

h.Bank-Owned Life Insurance and Company-Owned life insurance policies - The Company owns bank-owned life insurance policies (BOLI) and company-owned life insurance policies (COLI) on certain officers, including those covered under the Salary Continuation Plan, with a portion of the post-retirement benefit available to the officers’ beneficiaries. The BOLI and COLI initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company.
i.Off-balance sheet financial instruments - In order to meet the needs of its customers, the Company offers financial instruments including commitments to extend credit and standby letters of credit (SBLC). SBLCs are used to guarantee financing arrangements or performance with third parties.
j.Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Buildings	31 years	Furniture and equipment	3 -7 years

k.Other Real Estate Owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value is charged to the allowance for credit losses. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense.

l.Goodwill - Goodwill amounts resulting from acquisitions are considered to have an indefinite life and are not amortized. At December 31, 2022 and 2021, the Company reported goodwill totaling $4.5 million. The Company did not recognize any impairment charges on goodwill during 2022 or 2021.

m.Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities using the liability method, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Estimates are based on the enacted tax rate of the applicable period.

n.Net Income per common Share - Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method to the extent they have a dilutive impact. If applicable, net income per common share is retroactively adjusted for all stock dividends declared.

o.Cash Flow Reporting - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, noninterest-bearing amounts due from banks, federal funds sold and securities purchased under agreements to resell. Federal funds and securities purchased under agreements to resell are generally sold for one-day periods. Net cash flows are reported for interest-bearing deposits with other banks, loans to customers, and deposits held for customers.

p.Transfers of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
q.Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for all share-based payments to employees, including grants of employee stock options and restricted stock units and awards, to be recognized in the consolidated financial statements based on the grant date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2022 and 2021 are $185,000 and $204,000, respectively, of stock-based compensation.
r.Federal Home Loan Bank Stock and Federal Reserve Stock - As a member of the Federal Home Loan Bank of San Francisco (“FHLB”), the Company is required to maintain an investment in capital stock of the FHLB. In addition, as a member of the Federal Reserve Bank of San Francisco (“FRB”), the Company is required to maintain an investment in capital stock of the FRB. The investments in both the FHLB and the FRB are carried at cost in the accompanying consolidated balance sheets, are included in other assets, and are subject to certain redemption requirements by the FHLB and FRB. Stock redemptions are at the discretion of the FHLB and FRB.

While technically these are considered equity securities, there is no market for the FHLB or FRB stock. Therefore, the shares are considered restricted investment securities. Management periodically evaluates the stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB or FRB as compared to the capital stock amount of the FHLB or FRB and the length of time this situation has persisted, (2) commitments by the FHLB or FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB or FRB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB or FRB, and (4) the liquidity position of the FHLB or FRB.
s.Comprehensive Income (Loss) - Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, unrecognized costs of salary continuation defined benefit plans, and unrealized gains and losses on trust preferred securities related to instrument-specific credit risk. Comprehensive income (loss) is presented in the Consolidated Statements of Other Comprehensive Income (Loss).
t.Segment Reporting - The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in California’s San Joaquin Valley. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.
u.Revenue from Contracts with Customers - The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income is not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. The contracts evaluated that are in scope of Topic 606 are primarily related to service charges and fees on deposit accounts, debit card fees, ATM processing fees, and other service charges, commissions and fees. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.
v.Leases - The Company recognizes lease assets and lease liabilities on the consolidated balance sheet. Disclosures related to key lease components and leasing arrangements are included within the footnotes. The Company combines lease and associated non-lease components by class of underlying asset in contract that meet certain criteria. The lease and related non-lease components have the same timing and pattern of transfer, and the lease component, when accounted for on a stand-alone basis, is classified as an operating lease.
w.Recently Issued Accounting Standards - On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. The CECL model will apply to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost.

Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The Company will adopt this standard using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. The Company currently intends to phase the impact of Topic 326 into regulatory capital over three years in accordance with a final ruling effective April 2019 adopted by the Federal Reserve and other U.S. banking agencies.
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848. This ASU amends ASU 2020-04 by extending the sunset provision for use of LIBOR as a reference rate until December 31, 2024, due to an extension of the intended cessation of USD LIBOR. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company anticipates minimal impact to junior subordinated debt and floating rate loans tied to LIBOR.
x.Subsequent events - Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

2.Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2022 and December 31, 2021:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2022
Securities available for sale:
U.S. Government agencies	$8,275	$7	$(51)	$8,231
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	110,908	5	(13,695)	97,218
Municipal bonds	50,678	—	(10,508)	40,170
Corporate bonds	34,745	5	(2,048)	32,702
U.S. Treasury securities	30,004	—	(780)	29,224
Total securities available for sale	$234,610	$17	$(27,082)	$207,545
December 31, 2021
Securities available for sale:
U.S. Government agencies	$33,206	$260	$(90)	$33,376
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	64,880	184	(329)	64,735
Asset-backed securities	4,092	38	—	4,130
Municipal bonds	50,872	86	(906)	50,052
Corporate bonds	11,000	429	(7)	11,422
U.S. Treasury securities	15,186	1	—	15,187
Total securities available for sale	$179,236	$998	$(1,332)	$178,902

Proceeds and gross realized gains (losses) from sales of investment securities for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
(In thousands)	2022	2021
Proceeds from sales or calls	15,676	—
Gross realized gains from sales or calls	78	—
Gross realized losses from sales or calls	(48)	—

The amortized cost and fair value of securities available for sale at December 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2022
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$17,464	$17,151
Due after one year through five years	31,784	30,071
Due after five years through ten years	66,563	56,269
Due after ten years	7,891	6,836
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	110,908	97,218
	$234,610	$207,545

At December 31, 2022 and 2021, available-for-sale securities with an amortized cost of approximately $78.8 million and $94.9 million (fair value of $69.0 million and $95.2 million, respectively) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes temporarily impaired investment securities at December 31, 2022 and 2021:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2022
Securities available for sale:
U.S. Government agencies	$—	$—	$5,831	$(51)	$5,831	$(51)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	47,968	(3,949)	48,763	(9,746)	96,731	(13,695)
Municipal bonds	—	—	40,170	(10,508)	40,170	(10,508)
Corporate bonds	24,424	(1,491)	5,443	(557)	29,867	(2,048)
U.S. Treasury securities	14,714	(190)	14,510	(590)	29,224	(780)
Total impaired securities	$87,106	$(5,630)	$114,717	$(21,452)	$201,823	$(27,082)
December 31, 2021
Securities available for sale:
U.S. Government agencies	$—	$—	$9,699	$(90)	$9,699	$(90)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	37,258	(329)	23	—	37,281	(329)
Municipal bonds	39,551	(896)	228	(10)	39,779	(906)
Corporate bonds	5,993	(7)	—	—	5,993	(7)
U.S. Treasury securities	7,416	—	—	—	7,416	—
Total impaired securities	$90,218	$(1,232)	$9,950	$(100)	$100,168	$(1,332)

The following summarizes the number of temporarily impaired investment securities at December 31, 2022 and 2021

	December 31,
	2022	2021
Securities available for sale:
U.S. Government agencies	4	6
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	51	12
Municipal bonds	46	36
Corporate bonds	9	2
U.S. Treasury securities	4	1
Total impaired securities	114	57

The decline in fair value for investment securities for the periods ended December 31, 2021 and December 31, 2022 was attributable to changes in interest rates and not credit quality. The fast pace and large increases in interest rate during the last year have led to decreases in bond prices and increases in yields. Because the Company does not have the intent to sell these impaired securities and will otherwise not be required to sell, the Company does not consider those securities to be other-than-temporarily impaired at December 31, 2022.

During the year ended December 31, 2022, the Company recognized $429,000 of unrealized losses related to marketable equity securities, related to one mutual fund, held at December 31, 2022 in the consolidated statements of income. During the year ended December 31, 2021, the Company recognized $106,000 of unrealized losses related to marketable equity securities held at December 31, 2021 in the consolidated statements of income.

The Company had no held-to-maturity securities at December 31, 2022 or December 31, 2021.

3. Loans

Loans are comprised of the following:

	December 31,
(In thousands)	2022	2021
Commercial and business loans	$59,925	$42,194
Government program loans	85	3,310
Total commercial and industrial	60,010	45,504
Real estate – mortgage:
Commercial real estate	398,624	331,050
Residential mortgages	273,442	226,926
Home improvement and home equity loans	49	80
Total real estate mortgage	672,115	558,056
Real estate construction and development	152,310	154,270
Agricultural	52,745	60,239
Installment and student loans	44,592	51,245
Total loans	$981,772	$869,314

The Company’s loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. The company’s participation loans with other financial institutions are primarily in the state of California.

Commercial and industrial loans represented 6.1% of total loans at December 31, 2022, and 5.2% at December 31, 2021. They are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial and industrial loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 68.5% of total loans at December 31, 2022 and 64.2% at December 31, 2021, are secured by trust deeds on primarily commercial property and by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

Real estate construction and development loans, representing 15.5% of total loans at December 31, 2022 and 17.8% at December 31, 2021, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans, representing 5.4% of total loans at December 31, 2022 and 6.9% at December 31, 2021, are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, representing 4.5% of total loans at December 31, 2022 and 5.9% at December 31, 2021, consist primarily of student loans as well as loans to individuals for household, family, and other personal expenditures such as credit cards, automobiles or other consumer items. See “Note 4 - Student Loans” for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2022 and 2021, these financial instruments include commitments to extend credit of $190.2 million and $239.1 million, respectively, and standby letters of credit of $1.6 million and $1.7 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

(In thousands)	2022	2021
Aggregate amount outstanding, beginning of year	$13,100	$1,900
Retirement of director during 2022	(8,899)	—
New loans or advances during year	980	7,899
Repayments during year	(1,571)	(198)
Aggregate amount outstanding, end of year	$3,610	$9,601
Undisbursed commitments, end of year	$1,050	$13,100

Key terms and conditions for loans to directors, officers, principal shareholders and their affiliates do not differ from that of other borrowers.

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans at December 31, 2022 (in thousands):

December 31, 2022	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	59,925	59,925	$—
Government program loans	—	—	—	—	85	85	—
Total commercial and industrial	—	—	—	—	60,010	60,010	—
Commercial real estate loans	—	—	—	—	398,624	398,624	—
Residential mortgages	—	—	—	—	273,442	273,442	—
Home improvement and home equity loans	8	—	—	8	41	49	—
Total real estate mortgage	8	—	—	8	672,107	672,115	—
Real estate construction and development loans	—	—	12,545	12,545	139,765	152,310	—
Agricultural loans	—	—	108	108	52,637	52,745	—
Installment and student loans	546	642	252	1,440	43,152	44,592	252
Total loans	$554	$642	$12,905	$14,101	$967,671	$981,772	$252

The following is a summary of delinquent loans at December 31, 2021 (in thousands):

December 31, 2021	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$42,194	$42,194	$—
Government program loans	—	—	—	—	3,310	3,310	—
Total commercial and industrial	—	—	—	—	45,504	45,504	—
Commercial real estate loans	—	—	—	—	331,050	331,050	—
Residential mortgages	6,745	—	—	6,745	220,181	226,926	—
Home improvement and home equity loans	12	—	—	12	68	80	—
Total real estate mortgage	6,757	—	—	6,757	551,299	558,056	—
Real estate construction and development loans	—	—	9,021	9,021	145,249	154,270	—
Agricultural loans	—	—	209	209	60,030	60,239	—
Installment and student loans	1,628	328	453	2,409	48,836	51,245	453
Total loans	$8,385	$328	$9,683	$18,396	$850,918	$869,314	$453

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2022 and 2021.

The following is a summary of nonaccrual loan balances at December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Real estate construction and development loans	14,436	11,226
Agricultural loans	108	212
Total loans	$14,544	$11,438

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

The following is a summary of impaired loans at December 31, 2022 (in thousands):

December 31, 2022	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$—	$—	$—	$—	$—	$—	$—
Government program loans	—	—	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—	—	—
Commercial real estate loans	—	—	—	—	—	—	—
Residential mortgages	141	—	141	141	4	143	7
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	141	—	141	141	4	143	7
Real estate construction and development loans	14,436	14,436	—	14,436	—	11,778	247
Agricultural loans	1,048	943	108	1,051	48	742	34
Installment and student loans	—	—	—	—	—	—	—
Total impaired loans	$15,625	$15,379	$249	$15,628	$52	$12,663	$288
(1) The recorded investment in loans includes accrued interest receivable of $3.
(2) Information is based on the year ended December 31, 2022.

The following is a summary of impaired loans at December 31, 2021 (in thousands).

December 31, 2021	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and business loans	$—	$—	$—	$—	$—	$156	$—
Government program loans	—	—	—	—	—	110	—
Total commercial and industrial	—	—	—	—	—	266	—
Commercial real estate loans	—	—	—	—	—	538	—
Residential mortgages	146	—	146	146	3	377	6
Home improvement and home equity loans	—	—	—	—	—	—	—
Total real estate mortgage	146	—	146	146	3	915	6
Real estate construction and development loans	11,226	11,226	—	11,226	—	11,133	272
Agricultural loans	660	453	209	662	127	499	41
Installment and student loans	—	—	—	—	—	—	—
Total impaired loans	$12,032	$11,679	$355	$12,034	$130	$12,813	$319
(1) The recorded investment in loans includes accrued interest receivable of $2.
(2) Information is based on the twelve month period ended December 31, 2021.

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

There were no TDR modifications or defaults during the years ended December 31, 2022 and December 31, 2021.

The following tables summarizes all TDR activity by loan category for the years ended December 31, 2022 and 2021 (in thousands).

2022	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$146	$—	$2,206	$242	$—	$2,594
Defaults	—	—	—	—	—	—	—	—
Additions	—	—	—	—	—	—	—	—
Principal reductions	—	—	(5)	—	(315)	(134)	—	(454)
Charge-offs	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$141	$—	$1,891	$108	$—	$2,140
Allowance for loan loss	$—	$—	$4	$—	$—	$48	$—	$52

2021	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$365	$—	$2,452	$609	$—	$3,426
Defaults	—	—	—	—	—	—	—	—
Principal reductions	—	—	(219)	—	(246)	(367)	—	(832)
Charge-offs	—	—		—	—	—	—	—
Ending balance	$—	$—	$146	$—	$2,206	$242	$—	$2,594
Allowance for loan loss	$—	$—	$3	$—	$—	$127	$—	$130

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At December 31, 2022, the Company had 4 restructured loans totaling $2.1 million, as compared to 5 restructured loans totaling $2.6 million at December 31, 2021. The Company had no unfunded commitments outstanding for TDRs at December 31, 2022 and December 31, 2021.

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

Collateral - The rating may be affected by the type and quality of the collateral, the degree of coverage, the economic life of the collateral, liquidation value, and the Company’s ability to dispose of the collateral.

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

-    Grade 6 – This grade includes “special mention” loans which are loans that are currently protected but are potentially weak. This generally is an interim grade classification and these loans will usually be upgraded to an “acceptable” rating or downgraded to a “substandard” rating within a reasonable time period. Weaknesses in special mention loans may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date. Special mention loans are often loans with weaknesses inherent in the loan origination and loan servicing, and may have some technical deficiencies. The main theme in special mention credits is the distinct probability that the classification will deteriorate to a more adverse class if the noted deficiencies are not addressed by the loan officer or loan management.

-    Grade 7 – This grade includes “substandard” loans which are inadequately supported by the current sound net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that may impair the regular liquidation of the debt. When a loan has been downgraded to “substandard,” there exists a distinct possibility that the Company will sustain a loss if the deficiencies are not corrected. Substandard loans also include impaired loans.

-    Grade 8 – This grade includes “doubtful” loans which exhibit the same characteristics as the “substandard” loans. Additionally, loan weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include a proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2022 and 2021. The Company did not carry any loans graded as loss at December 31, 2022 or December 31, 2021 (in thousands):

December 31, 2022	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
Grades 1 and 2	$226	$—	$—	$—	$226
Grade 3	—	—	—	—	—
Grades 4 and 5 – pass	59,584	372,605	137,874	50,680	620,743
Grade 6 – special mention	200	26,019	—	1,017	27,236
Grade 7 – substandard	—	—	14,436	1,048	15,484
Grade 8 – doubtful	—	—	—	—	—
Total	$60,010	$398,624	$152,310	$52,745	$663,689

December 31, 2021	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
Grades 1 and 2	$3,447	$—	$—	$—	$3,447
Grade 3	—	92	—	—	92
Grades 4 and 5 – pass	42,054	301,866	143,044	46,739	533,703
Grade 6 – special mention	—	29,092	—	11,197	40,289
Grade 7 – substandard	3	—	11,226	2,303	13,532
Grade 8 – doubtful	—	—	—	—	—
Total	$45,504	$331,050	$154,270	$60,239	$591,063

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but does not specifically assign a risk rating when these types of loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse. Within the student loan portfolio, the Company does not grade these loans individually, but monitors credit quality indicators such as delinquency and program defined status codes such as forbearance.

The following table summarizes the credit risk ratings for consumer related loans and other homogeneous loans for December 31, 2022 and 2021 (in thousands):

	December 31, 2022				December 31, 2021
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
Not graded	$257,320	$41	$44,340	$301,701	$211,622	$68	$50,421	$262,111
Pass	16,122	8	—	16,130	15,304	12	371	15,687
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	252	252	—	—	453	453
Doubtful	—	—	—	—	—	—	—	—
Total	$273,442	$49	$44,592	$318,083	$226,926	$80	$51,245	$278,251

Allowance for Loan Losses

The Company analyzes risk characteristics inherent in each loan portfolio segment as part of the quarterly review of the adequacy of the allowance for loan losses. The following summarizes some of the key risk characteristics for the eight segments of the loan portfolio (Consumer loans include three segments):

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

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2022 and 2021 (in thousands).

December 31, 2022	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total
Beginning balance	$597	$1,174	$2,840	$1,233	$2,720	$769	$9,333
(Recovery of provision) provision for credit losses	87	147	569	(744)	1,480	263	1,802
Charge-offs	1	—	—	—	(1,364)	—	(1,363)
Recoveries	270	42	—	36	62	—	410
Net recoveries (charge-offs)	271	42	—	36	(1,302)	—	(953)
Ending balance	$955	$1,363	$3,409	$525	$2,898	$1,032	$10,182
Period-end amount allocated to:
Loans individually evaluated for impairment	$—	$4	$—	$48	$—	$—	$52
Loans collectively evaluated for impairment	955	1,359	3,409	477	2,898	1,032	10,130
Ending balance	$955	$1,363	$3,409	$525	$2,898	$1,032	$10,182

December 31, 2021	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development	Agricultural	Installment	Unallocated	Total
Beginning balance	$625	$575	$3,722	$711	$2,614	$275	$8,522
Provision (recovery of provision) for credit losses	(119)	581	(882)	522	1,511	494	2,107
Charge-offs	—	—	—	—	(1,543)	—	(1,543)
Recoveries	91	18	—	—	138	—	247
Net recoveries (charge-offs)	91	18	—	0	(1,405)	—	(1,296)
Ending balance	$597	$1,174	$2,840	$1,233	$2,720	$769	$9,333
Period-end amount allocated to:
Loans individually evaluated for impairment	$—	$3	$—	$127	$—	$—	$130
Loans collectively evaluated for impairment	597	1,171	2,840	1,106	2,720	769	9,203
Ending balance	$597	$1,174	$2,840	$1,233	$2,720	$769	$9,333

The following summarizes information with respect to the loan balances at December 31, 2022 and 2021.

	December 31, 2022
(In thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
Commercial and business loans	$—	$59,925	$59,925
Government program loans	—	85	85
Total commercial and industrial	—	60,010	60,010
Commercial real estate loans	—	398,624	398,624
Residential mortgage loans	141	273,301	273,442
Home improvement and home equity loans	—	49	49
Total real estate mortgage	141	671,974	672,115
Real estate construction and development loans	14,436	137,874	152,310
Agricultural loans	1,051	51,694	52,745
Installment and student loans	—	44,592	44,592
Total loans	$15,628	$966,144	$981,772

	December 31, 2021
(In thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
Commercial and business loans	$—	$42,194	$42,194
Government program loans	—	3,310	3,310
Total commercial and industrial	—	45,504	45,504
Commercial real estate loans	—	331,050	331,050
Residential mortgage loans	146	226,780	226,926
Home improvement and home equity loans	—	80	80
Total real estate mortgage	146	557,910	558,056
Real estate construction and development loans	11,226	143,044	154,270
Agricultural loans	662	59,577	60,239
Installment and student loans	—	51,245	51,245
Total loans	$12,034	$857,280	$869,314

4.Student Loans

Included in installment loans are $42.1 million and $48.5 million in student loans at December 31, 2022 and 2021 made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency, or fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 24 months throughout the life of the loan. Accrued interest on loans that had not entered repayment status totaled $908,000 at December 31, 2022 and $2.0 million at December 31, 2021. At December 31, 2022 there were 875 loans within repayment, deferment, and forbearance which represented $23.4 million, $11.0 million, and $5.0 million, respectively. At December 31, 2021, there were 901 loans within repayment, deferment, and forbearance which represented $23.8 million, $9.0 million and $8.2 million, respectively. No new student loans were originated or purchased during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and December 31, 2021, the reserve against the student loan portfolio was $2.6 million and $2.6 million, respectively. There were no TDRs within the portfolio as of December 31, 2022 or December 31, 2021. At December 31, 2022 and December 31, 2021, student loans totaling $252,000 and $453,000 were included in the substandard category, respectively.

ZuntaFi is the third-party servicer for the student loan portfolio. ZuntaFi’s services include application administration, processing, approval, documenting, funding, and collection of current and charged off balances. They also provide file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi provides complete program management. ZuntaFi is paid a monthly servicing fee based on the principal balance outstanding. This servicing fee is presented as part of professional fees within noninterest expense.

The following tables summarize the credit quality indicators for outstanding student loans as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
(In thousands, except number of loans)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	70	$2,056	$908	185	$6,555	$2,021
Grace	27	667	348	28	912	317
Repayment	516	23,414	857	500	23,834	715
Deferment	268	10,974	1,732	224	8,984	508
Forbearance	91	5,019	237	177	8,172	1,077
Total	972	$42,130	$4,082	1,114	$48,457	$4,638

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

Forbearance - The period of time during which the borrower may postpone making principal and interest payments, which may be granted for either hardship or administrative reasons. Interest will continue to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, the delinquency will be covered by the forbearance and all accrued and unpaid interest from the date of delinquency or, if none, from the date of beginning of the forbearance period, will be capitalized at the end of each forbearance period. The term of the loan will not change and payments may be increased to allow the loan to pay off in the required time frame. A forbearance that results in only a delay in payment considered insignificant, is not a concessionary change in terms, provided the borrower affirms the obligation. Forbearance is not an uncommon status designation; this designation is standard industry practice, and is consistent with the succession of students migrating to employed medical professionals. However, additional risk is associated with this designation.

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the year ended December 31, 2022, $141,000 in accrued interest receivable was reversed due to charge-offs of $1.3 million within the student loan portfolio. For the year ended December 31, 2021, $122,000 in accrued interest receivable was reversed due to charge-offs of $1.4 million within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Number of Borrowers	Principal Amount	Number of Borrowers	Principal Amount
Current or less than 31 days	251	$26,993	272	$29,596
31 - 60 days	8	546	10	1,628
61 - 90 days	5	642	3	328
Greater than 90 days	4	252	5	453
Total	268	$28,433	290	$32,005

5.Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Land	$968	$968
Buildings and improvements	16,288	16,391
Furniture and equipment	11,024	10,068
	28,280	27,427
Less accumulated depreciation and amortization	(18,510)	(18,477)
Total premises and equipment	$9,770	$8,950

The depreciation expense on Company premises and equipment totaled $1.3 million and $1.4 million, for the years ended December 31, 2022 and 2021, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.

6.Investment in Limited Partnership

The Bank owns a 2.22% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital. At December 31, 2022 and December 31, 2021, the total investment in this limited partnership was $2.8 million, and $2.5 million, respectively. The investment is accounted for under the cost method. During the year ended December 31, 2022, $566,000 in income related to the limited partnership was recognized and is reflected in other non-interest income on the Consolidated Statement of Income. During the year ended December 31, 2021, $303,000 was recognized and reflected in non-interest income on the Consolidated Statement of Income. Remaining unfunded commitments as of December 31, 2022 and 2021 totaled $1,200,000and $1,879,000, respectively.

7.Deposits

Deposits include the following:

(In thousands)	December 31, 2022	December 31, 2021
Noninterest-bearing deposits	$481,629	$476,749
Interest-bearing deposits:
NOW and money market accounts	499,861	529,841
Savings accounts	125,946	113,930
Time deposits:
Under $250,000	42,933	46,631
$250,000 and over	15,115	20,955
Total interest-bearing deposits	683,855	711,357
Total deposits	$1,165,484	$1,188,106

At December 31, 2022, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2022	December 31, 2021
One year or less	$46,224	$58,685
More than one year, but less than or equal to two years	10,352	7,335
More than two years, but less than or equal to three years	723	573
More than three years, but less than or equal to four years	610	390
More than four years, but less than or equal to five years	139	603
Greater than five years	—	—
	$58,048	$67,586

Deposit balances representing overdrafts reclassified as loan balances totaled $487,000 and $102,000 as of December 31, 2022 and 2021, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $13.8 million and $18.4 million at December 31, 2022 and 2021, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

8.Short-term Borrowings/Other Borrowings

At December 31, 2022, the Company’s available lines of credit totaled $557.8 million. The Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $435.6 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2.2 million. At December 31, 2022, the Company had uncollateralized lines of credit of $50.0 million with Pacific Coast Bankers Bank (PCBB), $40.0 million with PNC, $20.0 million with Zions First National Bank, and $10.0 million with Union Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB and investment securities.

At December 31, 2022, $2.3 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $590.4 million in loans were pledged at December 31, 2022 as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2022, the Company had no outstanding borrowing balances.

At December 31, 2021, the Company’s available lines of credit totaled $443,706. The Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $320.6 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3.1 million. At December 31, 2021, the Company had uncollateralized lines of credit of $50 million with Pacific Coast Bankers Bank (PCBB), $40.0 million with PNC, $20.0 million with Zions First National Bank, and $10.0 million with Union Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB and investment securities.

As of December 31, 2021, $3.4 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $490.5 million in real-estate secured loans were pledged at December 31, 2021, as collateral for used and unused borrowing lines with the Federal Reserve Bank. At December 31, 2021, the Company had no outstanding borrowing balances.

9. Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ATMs. The initial terms of these leases expire at various dates through 2032. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of December 31, 2022, the Company had 14 operating leases and no financing leases.

The components of lease expense were as follows for the yeas ended:

(In thousands)	December 31, 2022	December 31, 2021
Operating lease expense	$728	$704
Short-term lease expense	—	—
Variable lease expense	—	283
Sublease income	—	—
Total lease cost	$728	$987

Supplemental balance sheet information related to leases was as follows:

(In thousands)	December 31, 2022	December 31, 2021
Operating cash flows used in operating leases (years ended)	$729	$691
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$285
Weighted-average remaining lease terms in years for operating leases	4.49	5.06
Weighted-average discount rate for operating leases	5.12%	5.13%

Maturities of lease liabilities are as follows as of December 31, 2022 (in thousands):

Years Ending December 31,	Lease Liabilities
2023	$744
2024	579
2025	402
2026	183
2027	112
Thereafter	320
Total undiscounted cash flows	2,340
Less: present value discount	(247)
Present value of net future minimum lease payments	$2,093

10.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities is $12 million as of December 31, 2022 and 2021. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of December 31, 2022, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At December 31, 2022, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over remaining life of the debt instrument. These cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with junior subordinated debt. The 6.63% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At December 31, 2022, the total cumulative gain recorded on the debt was $1.7 million. At December 31, 2021, the total cumulative recorded gain was $1.3 million.

The net fair value calculation performed as of December 31, 2022 resulted in a pretax gain adjustment of $413,000 for the year ended December 31, 2022, compared to a pretax loss adjustment of $268,000 for the year ended December 31, 2021.

For the year ended December 31, 2022, the $413,000 fair value gain adjustment was separately presented as a $2.5 million loss recognized on the consolidated statements of income, and a $2.9 million gain associated with the instrument-specific credit risk recognized in other comprehensive income. For the year ended December 31, 2021, the $268,000 fair value loss adjustment was separately presented as a $660,000 loss recognized on the consolidated statements of income, and a $392,000 gain associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

11.Deferred Taxes

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Credit losses not currently deductible	$3,411	$2,173
Deferred compensation	1,352	1,230
Depreciation	167	311
Accrued reserves	75	75
Write-down on other real estate owned	291	291
Unrealized gain on retirement obligation	83	265
Deferred loss ASC 825 – fair value option	245	—
Unrealized gain on TRUPs	—	131
Unrealized loss on available for sale securities	8,000	99
Interest on nonaccrual loans	833	653
Lease liability	667	798
Other	815	1,528
Total deferred tax assets	15,939	7,554
Deferred tax liabilities:
State Tax	(433)	(243)
FHLB dividend	(46)	(46)
Loss on limited partnership investment	(507)	(524)
Deferred gain ASC 825 – fair value option	—	(561)
Fair value adjustments for purchase accounting	(98)	(98)
Unrealized loss on TRUPs	(740)	—
Deferred loan costs	(508)	(1,553)
Prepaid expenses	(150)	(149)
Right-of-use asset	(632)	(765)
Total deferred tax liabilities	(3,114)	(3,939)
Net deferred tax assets	$12,825	$3,615

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2022 or December 31, 2021.

Income tax expense for the years ended December 31, consist of the following:

(In thousands)	Federal	State	Total
2022
Current	$5,489	$3,246	$8,735
Deferred	(1,457)	(905)	(2,362)
	$4,032	$2,341	$6,373
2021
Current	$2,407	$1,330	$3,737
Deferred	(370)	(151)	(521)
	$2,037	$1,179	$3,216

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State franchise tax, net of federal income tax benefit	8.1	7.1
Other	(0.2)	(3.9)
	28.9%	24.2%

The Company periodically reviews its tax positions under the accounting standards related to uncertainty in income taxes, which defines the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term, “more likely than not,” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority. As of December 31, 2022 and 2021, the Company has no uncertain tax positions.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction and California. There are no filings in foreign jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for years before 2019 and 2018 for Federal and California jurisdictions, respectively.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended December 31, 2022 and December 31, 2021 were insignificant.

12.Stock Based Compensation

Options and restricted stock units and awards have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options, units, and awards granted are service awards, and are based solely upon fulfilling a requisite service period (the vesting period). At December 31, 2022, the Company had two shareholder approved stock based compensation plans.

In May 2005, the Company adopted the United Security Bancshares 2005 Stock Option Plan (2005 Plan) for which 29,022 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements. The 2005 plan expired in May 2015. While outstanding arrangements to issue shares under this plan, including options, continue in force until their expiration in May 2025, no new options will be granted under this plan.

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

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant. All options granted are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant. Restricted stock units are granted at the prevailing market price of the Company’s stock, subject to time based vesting. Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of the common stock on the date of the grant.

Under the 2005 Plan, 29,022 granted options are outstanding and vested (29,022 incentive stock options and zero nonqualified stock options) as of December 31, 2022 and 2021.

Under the 2015 Plan, 140,996 granted stock instruments are outstanding as of December 31, 2022, of which 89,022 are exercisable. Of the 140,996 granted stock instruments, 50,996 are restricted stock units and 90,000 are nonqualified stock options.

A summary of the status of the Company’s stock option plan and changes during the year are presented below:

	Shares	Weighted Average Exercise Price
Options outstanding December 31, 2021	94,601	$7.87
Granted during the year	30,000	8.17
Exercised during the year	(5,579)	5.22
Forfeited during the year	—	—
Options outstanding December 31, 2022	119,022	$8.07

A summary of the status of the Company’s restricted stock unit and changes during the year are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested units at December 31, 2021	27,949	$8.45
Granted during the year	26,492	7.52
Vested during the year	(35,967)	7.90
Forfeited during the year	(4,500)	7.85
Non-vested units at December 31, 2022	13,974	$8.29

Included in total outstanding options at December 31, 2022, are 89,022 exercisable shares at a weighted average price of $8.04, a weighted average remaining contract term of 3.34 and intrinsic value of $105,333.

Included in salaries and employee benefits for the years ended December 31, 2022 and 2021 is $185,000 and $204,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to any year.

As of December 31, 2022 and 2021 there was $104,000 and $61,000, respectively, of total unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 4.07 years.

A summary of the status of the Company’s stock option values and activity is presented below:

	December 31, 2022	December 31, 2021
Weighted average grant-date fair value per share of stock options granted	$127,644	$—
Weighted average fair value of stock options vested	$86,000	$86,000
Total intrinsic value of stock options exercised	$10,555	$—

As of December 31, 2022 and 2021 there was $90,000 and $218,000, respectively, of total unrecognized compensation expense related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 4.57 years.

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

The expected term of options granted is derived from management’s experience, which is based upon historical data on employee exercise and post-vesting behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Bank’s stock over a period commensurate with the expected term of the options. The Company believes that historical volatility is indicative of expectations about its future volatility over the expected term of the options. The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separate service period portion of the award.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	December 31, 2022	December 31, 2021
Risk-free interest rate	1.23%	—%
Expected term in years	10	—
Expected stock price volatility	41.63%	—
Dividend yield	—	—

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

13.Employee Benefit Plans

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code. All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire. Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors. Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are immediately 100% vested at the time of contribution. The Company made matching contributions of $263,000 and $262,000 to the 401(k) Plan for the years ended December 31, 2022 and 2021, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of at least 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 32 years. As of December 31, 2022, the Company maintained a total of twelve Salary Continuation agreements.

The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2022 and 2021, $4,245,000 and $4,753,000, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 4.83% and 1.91%, respectively, and is included in other liabilities on the consolidated balance sheets. Salary continuation expense is included in salaries and benefits expense, and totaled $310,000 and $430,000 for the years ended December 31, 2022 and 2021, respectively.

Included within the twelve total Salary Continuation agreements, the Company has four separate agreements with officers of the Bank and accrues for this salary continuation liability based on anticipated years of service and vesting schedules provided under the individual agreements. The four policies are considered individual contracts, and the Company applies guidance contained in ASC Topic 710. Additionally, the Company purchased company owned life insurance (COLI) and bank owned life insurance policies (BOLI) on the life of the officers in connection with the salary continuation agreements. The COLI policy premiums are paid over a seven year period and the BOLI policy premiums were paid in whole upon purchase of the policies. There was no premium expense for the year ended December 31, 2022. Life insurance premium expense totaled $42,000 for the year ended December 31, 2021.

For the other eight Salary Continuation agreements in place prior to 2015, the Company recognizes in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs, per the guidance contained in ASC Topic 715 “Compensation”. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the Plan. As of December 31, 2022 and 2021, the Company had approximately $195,000 and $672,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the Plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2022 and 2021.

Officer Supplemental Life Insurance Plan

The Company owns Bank-owned life insurance policies (BOLI) and Company-owned life insurance policies (COLI) on certain officers, including those covered under the Salary Continuation Plan above, with a portion of the post-retirement benefit available to the officers’ beneficiaries. The BOLI and COLI initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $22.9 million and $22.3 million at December 31, 2022 and 2021, and is included on the consolidated balance sheet in cash surrender value of life insurance. These policies resulted in income, net of expense, of approximately $555,000 and $513,000 for the years ended December 31, 2022 and 2021, respectively. Although the Salary Continuation Plan remains unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company’s general creditors.

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

	December 31,
(In thousands)	2022	2021
Commitments to extend credit	$190,183	$239,095
Standby letters of credit	1,570	1,719

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2022, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $1.6 million.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$207,545	$207,545	$—	$207,545	$—
Marketable equity securities	3,315	3,315	3,315	—	—
Loans, net	969,996	906,050	—	—	906,050
Accrued interest receivable	8,489	8,489	—	8,489	—
Financial Liabilities:
Deposits	1,165,484	1,164,492	1,107,436	—	57,056
Junior subordinated debt	10,883	10,883	—	—	10,883

	December 31, 2021
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$178,902	$178,902	$—	$178,902	$—
Marketable equity securities	3,744	3,744	3,744	—	—
Loans, net	862,200	854,697	—	—	854,697
Accrued interest receivable	7,530	7,530	—	7,530	—
Financial Liabilities:
Deposits	1,188,106	1,188,442	1,120,520	—	67,922
Junior subordinated debt	11,189	11,189	—	—	11,189

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. Government agencies, collateralized mortgage obligations, corporate debt instruments, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 assets include certain impaired loans, other real estate owned, and goodwill where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2022.

The following methods and assumptions were used in estimating the fair values of financial instruments measured at fair value on a recurring and non-recurring basis:

Investments Available for sale and marketable equity securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data is not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond such as a TBA mortgage to determine a price for the security being valued. Changes in fair market value are recorded through other comprehensive income as the securities are available for sale.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2022 and 2021:

December 31, 2022				December 31, 2021
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	6.63%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	3.90%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2022:

(In thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$8,231	$—	$8,231	$—
U.S. Government collateralized mortgage obligations	97,218	—	97,218	—
Asset-backed securities	—	—	—	—
Municipal bonds	40,170	—	40,170	—
Treasury securities	29,224	—	29,224	—
Corporate bonds	32,702	—	32,702	—
Total AFS securities	207,545	—	207,545	—
Marketable equity securities	3,315	3,315	—	—
Total assets	$210,860	$3,315	$207,545	$—

Liabilities:
Junior subordinated debt	$10,883	$—	$—	$10,883
Total liabilities	$10,883	$—	$—	$10,883

There were no non-recurring fair value adjustments at December 31, 2022.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2021:

(In thousands)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$33,376	$—	$33,376	$—
U.S. Government collateralized mortgage obligations	64,735	—	64,735	—
Asset-backed securities	4,130	—	4,130	—
Municipal bonds	50,052	—	50,052	—
Treasury securities	15,187	—	15,187	—
Corporate bonds	11,422	—	11,422	—
Total AFS securities	178,902	—	178,902	—
Marketable equity securities	3,744	3,744	—	—
Total assets	$182,646	$3,744	$178,902	$—

Liabilities:
Junior subordinated debt	$11,189	$—	$—	$11,189
Total liabilities	$11,189	$—	$—	$11,189

The were no non-recurring fair value adjustments at December 31, 2021.

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended:

Junior Subordinated Debt (in thousands)	December 31, 2022	December 31, 2021
Beginning balance	$11,189	$10,924
Total losses included in earnings	2,533	660
Total losses included in other comprehensive income	(2,947)	(392)
Capitalized interest	108	(3)
Ending balance	$10,883	$11,189
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$2,533	$660

16.Supplemental Cash Flows Disclosures

	Year Ended December 31,
(In thousands)	2022	2021
Cash paid during the period for:
Interest	$3,148	$2,083
Income Taxes	6,765	3,030
Noncash activities:
Unrealized losses on junior subordinated debentures, net of tax	2,947	392
Unrealized losses on available for sale securities, net of tax	(26,730)	(1,229)
Unrealized losses on unrecognized post-retirement costs, net of tax	615	203
Cash dividend declared	1,878	1,872

17.Net Income Per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic net income per share computation with the numerator and the denominator of the diluted net income per share computation.

	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021
Net income available to common shareholders	$15,686	$10,098
Weighted average shares outstanding	17,040,241	17,011,379
Add: dilutive effect of stock options	21,592	19,495
Weighted average shares outstanding adjusted for potential dilution	17,061,833	17,030,874
Basic earnings per share	$0.92	$0.59
Diluted earnings per share	$0.92	$0.59
Anti-dilutive shares excluded from earnings per share calculation	96,000	67,000

Dilutive income per share includes the effect of stock options, unvested restricted stock awards, and other potentially dilutive securities using the treasury stock method. There is only one form of outstanding common stock. Holders of unvested restricted stock awards do not receive dividends.

18.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows for the years ended:

	December 31, 2022			December 31, 2021
(in thousands)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(236)	$(627)	$(311)	$630	$(770)	$(588)
Current period comprehensive (loss) income, net of tax	(18,830)	433	2,076	$(866)	$143	$277
Ending balance	$(19,066)	$(194)	$1,765	$(236)	$(627)	$(311)
Accumulated other comprehensive loss			$(17,495)			$(1,174)

19.Investment in York Monterey Properties

The Bank wholly-owns the subsidiary, York Monterey Properties Inc., organized as a California corporation. The Bank capitalized the subsidiary through a transfer of eight unimproved lots at a historical cost of $5.3 million comprised of approximately 186.97 acres in the York Highlands subdivision of the Monterra Ranch residential development in Monterey County, California (“Properties”) together with cash contributions. The Bank transferred the Properties to York Monterey Properties Inc., in order to maintain ownership beyond the ten-year regulatory holding period applicable to a national bank. The Bank acquired five of the lots through a non-judicial foreclosure on or about May 29, 2009. In addition, the Bank purchased three of the lots from another bank. The Bank had continuously held the Properties since the date of foreclosure and acquisition. At the time of transfer, the Properties had reached the end of the ten-year regulatory holding period limit.

As of December 31, 2022 and 2021, the Bank’s investment in York Monterey Properties Inc. totaled $5.2 million. York Monterey Properties Inc. is included within the consolidated financial statements of the Company, with $4.6 million of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2022 and 2021
(In thousands)	2022	2021
Assets
Cash and equivalents	$2,940	$2,813
Investment in bank subsidiary	121,159	129,042
Other assets	1,154	1,413
Total assets	$125,253	$133,268
Liabilities & Shareholders’ Equity
Liabilities:
Junior subordinated debt securities (at fair value)	$10,883	$11,189
Dividends declared	1,878	1,872
Other liabilities	29	—
Total liabilities	12,790	13,061
Shareholders’ Equity:
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,067,253 at December 31, 2022 and 17,028,039 at December 31, 2021	60,030	59,636
Retained earnings	69,928	61,745
Accumulated other comprehensive (loss) income, net of tax	(17,495)	(1,174)
Total shareholders’ equity	112,463	120,207
Total liabilities and shareholders’ equity	$125,253	$133,268

United Security Bancshares – (parent only)	Year ended December 31,
Income Statements
(In thousands)	2022	2021
Income
Gain (loss) on fair value of junior subordinated debentures	$(2,533)	$(660)
Dividends from subsidiary	7,902	7,889
Total income	5,369	7,229
Expense
Interest expense	376	179
Other expense	450	217
Total expense	826	396
Income before taxes and equity in undistributed income of subsidiary	4,543	6,833
Provision for income taxes	(993)	(199)
Equity in undistributed income of subsidiary	10,150	3,066
Net Income	$15,686	$10,098

United Security Bancshares – (parent only)	Year ended December 31,
Statement of Cash Flows
(In thousands)	2022	2021
Cash Flows From Operating Activities
Net income	$15,686	$10,098
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(10,150)	(3,066)
Provision for deferred income taxes	128	80
Loss on fair value of junior subordinated debentures	2,533	660
Decrease in income tax receivable	213	15
Net change in other assets	(797)	(295)
Net cash provided by operating activities	7,613	7,492
Cash Flows From Financing Activities
Dividends paid	(7,486)	(7,489)
Net cash used in by financing activities	(7,486)	(7,489)
Net increase in cash and cash equivalents	127	3
Cash and cash equivalents at beginning of year	2,813	2,810
Cash and cash equivalents at end of year	$2,940	$2,813

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

The final rule became effective January 1, 2020 and banks that meet the qualifying criteria can elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The Company and the Bank meet the qualifying criteria and adopted the community bank leverage ratio framework in the third quarter 2020. The CARES Act reduced the required community bank leverage ratio to 8% until December 31, 2020 and 8.5% through December 31, 2021. As of December 31, 2022 and December 31, 2021, the Company and Bank met all capital adequacy requirements to which they were subject.

The following table shows the Company’s and the Bank’s regulatory capital and regulatory capital ratios at December 31, 2022 and 2021 as compared to the applicable capital adequacy guidelines:

	Actual		Minimum requirement for Community Bank Leverage Ratio (1) (2)
(In thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2022 (Company):
Tier 1 Leverage (to Average Assets)	$135,889	10.10%	$121,064	9.00%
As of December 31, 2022 (Bank):
Tier 1 Leverage (to Average Assets)	135,930	10.11%	$120,968	9.00%
As of December 31, 2021 (Company):
Tier 1 Leverage (to Average Assets)	127,618	9.79%	$110,748	8.50%
As of December 31, 2021 (Bank):
Tier 1 Leverage (to Average Assets)	125,416	9.64%	$110,624	8.50%
(1) The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowered the minimum to 8.5% through December 31, 2021.
(2) If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework

22. Related Party Transactions

During 2022, a member of the Board of Directors was hired to act as Chief Information Officer (CIO) on an interim basis, for which the director was paid a consulting fee of $200,000. As a result, the director is currently not considered an independent director.

23. Subsequent Events

On March 12, 2023, in response to the closure of California’s Silicon Valley Bank, the Federal Reserve announced the establishment of the Bank Term Funding Program (BTFP). This program provides additional funding to eligible depository institutions to ensure that banks can meet the needs of all depositors. The BTFP offers one-year loans to banks pledging investment securities or other qualifying assets as collateral. At the present time, the Bank does not anticipate requiring these funds, but they are available to the Bank if needed.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s management has determined that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2022. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2022.
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

  None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled “Election of Directors and Executive Officers” and “Corporate Governance Principles and Board Matters” set forth in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (“Proxy Statement”).

Item 11 - Executive Compensation

Pursuant to General Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled “Executive Compensation” and “Director Compensation” set forth in the Company’s definitive Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Shareholdings of Certain Beneficial Owners and Management” set forth in the Company’s definitive Proxy Statement.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled “Certain Transactions” and “Corporate Governance Principles” set forth in the Company’s definitive Proxy Statement.

Item 14 - Principal Accounting Fees and Services

Pursuant to General Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Independent Accountant Fees and Services” set forth in the Company’s definitive Proxy Statement.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements

The following Consolidated Financial Statements are set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2022 and 2021

Consolidated Statements of Income - Years Ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive Loss - Years Ended December 31, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows - Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

(a)(2)           Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (5)

10.3	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (2)

10.4	Amended and Restated Change in Control Agreement for David Eytcheson (5)

10.5	USB 2005 Stock Option Plan (3)

10.6	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.7	Executive Salary Continuation Agreement for Bhavneet Gill (5)

10.8	Executive Salary Continuation Agreement for William Yarbenet (5)

10.9	Employment Agreement for William Yarbenet (5)

10.10	Change in Control Agreement for Robert Oberg (6)

10.11	Executive Salary Continuation Agreement for Robert Oberg (6)

10.12	Information Technology Engagement Letter with Mahmood, LLC, dated June 29, 2022 (filed herewith)

10.13	Employment Agreement for David Kinross (7)

11.1	Computation of earnings per share. See Note 17 to Consolidated Financial Statements set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

(1) Previously filed on April 4, 2001 as an exhibit to the Company’s filing on Form S-4 (file number 333-58256).
(2) Previously filed on March 17, 2008 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2007 (file number 000-32897).
(3) Previously filed on April 18, 2005 as Exhibit B to the Company’s 2005 Schedule 14A Definitive Proxy (file number 000-32897).
(4) Previously filed on April 13, 2015 as Appendix A to the Company’s 2015 Schedule 14A Definitive Proxy (file number 000-32897).
(5) Previously filed on March 2, 2018 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2017 (file number 000-32897).
(6) Previously filed on March 1, 2019 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2018 (file number 000-32897).
(7) Previously filed on November 1, 2022 as an exhibit to the Company’s filing on Form 8-K (file number 000-32897).

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

United Security Bancshares

March 29, 2023	/s/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 29, 2023	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis R. Woods and David A. Kinross, and each of them severally, his or her true and lawful attorney‑in‑fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10‑K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys‑in‑fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 29, 2023	/s/ Stanley J. Cavalla
Director

Date:	March 29, 2023	/s/ Tom Ellithorpe
Director

Date:	March 29, 2023	/s/ Heather Hammack
Director

Date:	March 29, 2023	/s/ Benjamin Mackovak
Director

Date:	March 29, 2023	/s/ Nabeel Mahmood
Director

Date:	March 29, 2023	/s/ Kenneth D. Newby
Director

Date:	March 29, 2023	/s/ Sue Quigley
Director

Date:	March 29, 2023	/s/ Brian Tkacz
Director

Date:	March 29, 2023	/s/ Dora Westerlund
Director