Form 10-Q
period 2023-03-31
UNITED SECURITY BANCSHARES
filed 2023-05-15
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	UBFO	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒		Emerging growth company ☐
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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2023: 17,094,298

PART I. Financial Information
Item 1 - Financial Statements (Unaudited)

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2023 and December 31, 2022

(in thousands except shares)	March 31, 2023	December 31, 2022
Assets
Cash and noninterest-bearing deposits in other banks	$41,949	$31,650
Due from Federal Reserve Bank (“FRB”)	3,204	6,945
Cash and cash equivalents	45,153	38,595
Investment securities (at fair value)
Available-for-sale (“AFS”) securities	205,556	207,545
Marketable equity securities	3,358	3,315
Total investment securities	208,914	210,860
Loans	944,191	981,772
Unearned fees and unamortized loan origination costs - net	(1,464)	(1,594)
Allowance for credit losses	(15,622)	(10,182)
Net loans	927,105	969,996
Premises and equipment - net	9,486	9,770
Accrued interest receivable	7,829	8,489
Other real estate owned	4,582	4,582
Goodwill	4,488	4,488
Deferred tax assets - net	14,422	12,825
Cash surrender value of life insurance	23,025	22,893
Operating lease right-of-use assets	1,808	1,984
Other assets	14,382	14,711
Total assets	$1,261,194	$1,299,193

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Non-interest-bearing	$394,745	$481,629
Interest-bearing	716,387	683,855
Total deposits	1,111,132	1,165,484
Federal funds purchased and securities sold under agreements to resell	13,200	—
Operating lease liabilities	1,915	2,093
Other liabilities	11,022	8,270
Junior subordinated debentures (at fair value)	11,017	10,883
Total liabilities	1,148,286	1,186,730
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,094,298 at March 31, 2023 and 17,067,253 at December 31, 2022	60,269	60,030
Retained earnings	69,495	69,928
Accumulated other comprehensive loss, net of tax	(16,856)	(17,495)
Total shareholders’ equity	112,908	112,463
Total liabilities and shareholders’ equity	$1,261,194	$1,299,193

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2023	2022
Interest Income:
Interest and fees on loans	$13,000	$9,119
Interest on investment securities	1,501	790
Interest on deposits in FRB	58	82
Total interest income	14,559	9,991
Interest Expense:
Interest on deposits	1,343	508
Interest on other borrowed funds	271	45
Total interest expense	1,614	553
Net Interest Income	12,945	9,438
(Reversal) Provision for Credit Losses	(493)	5
Net Interest Income after (Reversal) Provision for Credit Losses	13,438	9,433
Noninterest Income:
Customer service fees	734	654
Increase in cash surrender value of bank-owned life insurance	132	139
Unrealized gain (loss) on fair value of marketable equity securities	43	(182)
Gain (Loss) on fair value of junior subordinated debentures	333	(999)
Gain on sale of investment securities	—	30
Other	206	152
Total noninterest income (loss)	1,448	(206)
Noninterest Expense:
Salaries and employee benefits	3,260	3,049
Occupancy expense	963	780
Data processing	174	115
Professional fees	882	949
Regulatory assessments	192	231
Director fees	109	118
Correspondent bank service charges	19	25
Net cost of operation of OREO	37	(8)
Other	604	557
Total noninterest expense	6,240	5,816
Income before provision for taxes	8,646	3,411
Provision for income taxes	2,521	968
Net income	$6,125	$2,443
Net Income per common share
Basic	$0.36	$0.14
Diluted	$0.36	$0.14
Weighted average common shares outstanding
Basic	17,076,510	17,030,409
Diluted	17,092,460	17,051,819

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Net Income	$6,125	$2,443
Unrealized holdings gain (loss) on debt securities	1,325	(11,689)
Unrealized gain on unrecognized post-retirement costs	21	23
Unrealized (loss) gain on junior subordinated debentures	(440)	1,302
Other comprehensive income (loss), before tax	906	(10,364)
Tax (expense) benefit provision related to debt securities	(390)	3,455
Tax expense related to unrecognized post-retirement costs	(7)	(7)
Tax benefit (expense) related to junior subordinated debentures	130	(385)
Total other comprehensive income (loss)	639	(7,301)
Comprehensive income (loss)	$6,764	$(4,858)

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance December 31, 2021 (1)	17,028,239	$59,635	$61,746	$(1,174)	$120,207
Other comprehensive loss	—	—	—	(7,301)	(7,301)
Dividends payable ($0.11 per share)	—	—	(1,874)	—	(1,874)
Restricted stock units released	6,168	—	—	—	—
Tax benefit from restricted stock units released	—	(1)	—	—	(1)
Director stock grant	—	48	—	—	48
Stock-based compensation expense	—	53	—	—	53
Net income	—	—	2,443	—	2,443
Balance March 31, 2022 (2)	17,034,407	59,735	62,315	(8,475)	113,575
Other comprehensive income	—	—	—	(5,235)	(5,235)
Dividends payable ($0.11 per share)	—	—	(1,875)	—	(1,875)
Restricted stock units released	6,142	—	—	—	—
Director stock grant	—	47	—	—	47
Stock-based compensation expense	—	53	—	—	53
Net income	—	—	3,435	—	3,435
Balance June 30, 2022 (3)	17,040,549	59,835	63,875	(13,710)	110,000
Other comprehensive loss	—	—	—	(5,601)	(5,601)
Dividends payable ($0.11 per share)	—	—	(1,877)	—	(1,877)
Restricted stock units released	6,127	—	—	—	—
Director stock grant	—	44	—	—	44
Stock-based compensation expense	—	45	—	—	45
Net income	—	—	4,467	—	4,467
Balance September 30, 2022 (4)	17,046,676	59,924	66,465	(19,311)	107,078
Other comprehensive loss	—	—	—	1,816	1,816
Dividends payable ($0.11 per share)	—	—	(1,878)	—	(1,878)
Stock options exercised	5,579	29	—	—	29
Restricted stock units released	14,998	—	—	—	—
Director stock grant	—	42	—	—	42
Stock-based compensation expense	—	35	—	—	35
Net income	—	—	5,341	—	5,341
Balance December 31, 2022 (5)	17,067,253	60,030	69,928	(17,495)	112,463
Other comprehensive loss	—	—	—	639	639
Dividends payable ($0.11 per share)	—	—	(1,880)	—	(1,880)
Restricted stock units released	27,045	—	—	—	—
Tax benefit from RSUs released	—	(10)	—	—	(10)
Director stock grant	—	208	—	—	208
Stock-based compensation expense	—	41	—	—	41
Cumulative effect of adopting CECL	—	—	(4,678)	—	(4,678)
Net income	—	—	6,125	—	6,125
Balance March 31, 2023 (6)	17,094,298	$60,269	$69,495	$(16,856)	$112,908
(1) Excludes 41,424 unvested restricted shares
(2) Excludes 27,949 unvested restricted shares
(3) Excludes 26,949 unvested restricted shares
(4) Excludes 26,949 unvested restricted shares
(5) Excludes 29,449 unvested restricted shares
(6) Excludes 13,974 unvested restricted shares

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2023	2022
Cash Flows From Operating Activities:
Net Income	$6,125	$2,443
Adjustments to reconcile net income to cash provided by operating activities:
(Reversal) provision for credit losses	(493)	5
Depreciation and amortization	376	311
Amortization of operating lease right-of-use assets	176	151
Amortization of premium/discount on investment securities, net	111	197
Gain on sale of investment securities	—	(30)
Decrease (increase) in accrued interest receivable	660	(271)
Decrease in accrued interest payable	(17)	(1)
Increase (decrease) in accounts payable and accrued liabilities	2,539	(248)
Decrease in unearned fees and unamortized loan origination costs, net	(130)	(219)
(Increase) decrease in income taxes receivable	(355)	1,263
(Gain) loss on marketable equity securities	(43)	182
Stock-based compensation expense	240	100
(Provision) benefit for deferred income taxes	(32)	89
Increase in cash surrender value of bank-owned life insurance	(132)	(139)
(Gain) loss on fair value option of junior subordinated debentures	(333)	999
Net decrease (increase) in other assets	636	(2,577)
Net cash provided by operating activities	9,328	2,225
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(2)	(6)
Purchases of available-for-sale securities	—	(34,734)
Principal payments of available-for-sale securities	3,203	6,140
Cash proceeds from sale of investment securities	—	15,676
Net increase (decrease) in loans	37,146	(7,689)
Capital expenditures of premises and equipment	(92)	(281)
Net cash provided (used) in investing activities	40,255	(20,894)
Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits and savings accounts	(65,912)	29,178
Net increase (decrease) in time deposits	11,561	(2,952)
Net change in federal funds purchased	13,200	—
Dividends on common stock	(1,874)	(1,872)
Net cash (used) provided by financing activities	(43,025)	24,354
Net change in cash and cash equivalents	6,558	5,715
Cash and cash equivalents at beginning of period	38,595	219,219
Cash and cash equivalents at end of period	$45,153	$224,934

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in its 2022 Annual Report on Form 10-K. These interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Impact of New Financial Accounting Standards:

In June 2016, Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The FASB is issuing this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This original amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In October 2019 FASB unanimously approved a vote to delay the effective date of this Standard to be effective for fiscal years beginning after December 15, 2022. The Company adopted ASC 326 (“CECL”) as of January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of this new standard required a cumulative adjustment to the allowance for credit losses, leading to an increase in the credit loss balance of $6.4 million and an increase in the reserve for unfunded loan commitments of $273,000, resulting in a combined adjustment to retained earnings of $4.7 million, net of a $1.9 million tax adjustment.

The following table summarized the impact of the adoption of ASU 2016-13 by loan category:

(In thousands)	Allowance for credit losses as reported under ASU 2016-13	Allowance before the adoption of ASU 2016-13	Impact to allowance of adoption of ASU 2016-13
Assets:
Commercial and industrial:
Commercial and business loans	$2,290	$954	$1,336
Government program loans	2	2	—
Total commercial and industrial	2,292	956	1,336
Real estate mortgage:
Commercial real estate	2,735	659	2,076
Residential mortgages	986	703	283
Home improvement and home equity loans	2	2	—
Total real estate mortgage	3,723	1,364	2,359
Real estate construction and development	4,129	3,408	721
Agricultural	1,550	525	1,025
Installment and student loans	4,855	2,898	1,957
Unallocated	—	1,031	(1,031)
Allowance for credit losses for all loans	$16,549	$10,182	$6,367
Liabilities:
Allowance for credit losses on off-balance sheet exposures	$805	$532	$273

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU was effective for all entities as of March 12, 2020, through December 31, 2022. However, the effective date was updated in ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, and is currently set for December 31, 2024. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company anticipates impacts to junior subordinated debt and floating rate loans tied to LIBOR.

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. This ASU provides new guidance on the treatment of troubled debt restructurings in relation to the adoption of the CECL model for the accounting for credit losses (see note above regarding ASU 2016-13). Previous accounting guidance related to troubled debt restructurings is eliminated and new disclosure requirements are adopted in regard to loan refinancing and restructurings made to borrowers experiencing financial difficulties under the assumption that the CECL model will capture credit losses related to troubled debt restructurings. New disclosures regarding gross write-offs for financing receivables by year of origination are also included in the update. This update has been adopted as of January 1, 2023. The Bank will no longer report trouble debt restructures or classify loans as such. TDRs previously recognized have been incorporated into the CECL methodology in regard to loan loss reserves as of January 1, 2023.

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$7,483	$5	$(55)	$7,433
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	108,407	12	(12,616)	95,803
U.S. Treasury securities	30,014	—	(590)	29,424
Municipal bonds	50,630	—	(9,153)	41,477
Corporate bonds	34,762	6	(3,349)	31,419
Total securities available for sale	$231,296	$23	$(25,763)	$205,556

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$8,275	$7	$(51)	$8,231
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	110,908	5	(13,695)	97,218
U.S. Treasury securities	30,004	—	(780)	29,224
Municipal bonds	50,678	—	(10,508)	40,170
Corporate bonds	34,745	5	(2,048)	32,702
Total securities available for sale	$234,610	$17	$(27,082)	$207,545

The amortized cost and fair value of securities available for sale at March 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed pay downs.

	March 31, 2023
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$17,506	$17,272
Due after one year through five years	31,772	30,280
Due after five years through ten years	65,908	55,411
Due after ten years	7,700	6,791
Collateralized mortgage obligations	108,410	95,802
	$231,296	$205,556

Proceeds and gross realized gains (losses) from sales of available-for-sale investment securities are shown below:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Proceeds from sales or calls	—	15,676
Gross realized gains from sales or calls	—	78
Gross realized losses from sales or calls	—	(48)

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that better fit with the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses were recorded due to credit-related factors for the three month periods ended March 31, 2023 or March 31, 2022.

At March 31, 2023, available-for-sale securities with an amortized cost of approximately $77.0 million (fair value of $66.9 million) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes temporarily impaired available-for-sale investment securities:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
March 31, 2023
U.S. Government agencies	$—	$—	$5,219	$(55)	$5,219	$(55)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	26,845	(1,168)	68,402	(11,448)	95,247	(12,616)
Corporate bonds	15,589	(2,158)	12,995	(1,191)	28,584	(3,349)
Municipal bonds	—	—	41,477	(9,153)	41,477	(9,153)
U.S. Treasury securities	9,908	(30)	19,516	(560)	29,424	(590)
Total impaired securities	$52,342	$(3,356)	$147,609	$(22,407)	$199,951	$(25,763)

December 31, 2022
U.S. Government agencies	$—	$—	$5,831	$(51)	$5,831	$(51)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	47,968	(3,949)	48,763	(9,746)	96,731	(13,695)
Corporate bonds	24,424	(1,491)	5,443	(557)	29,867	(2,048)
Municipal bonds	—	—	40,170	(10,508)	40,170	(10,508)
U.S. Treasury securities	14,714	(190)	14,510	(590)	29,224	(780)
Total impaired securities	$87,106	$(5,630)	$114,717	$(21,452)	$201,823	$(27,082)

The following summarizes the number of temporarily impaired investment securities:

	March 31,
	2023	2022
Securities available for sale:
U.S. Government agencies	4	4
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	51	33
Municipal bonds	46	46
Corporate bonds	9	4
U.S. Treasury securities	4	3
Total temporarily impaired securities	114	90

Due to the adoption of ASU 2016-13, available-for-sale securities will no longer be evaluated for other-than-temporary impairment (OTTI). Instead, available-for-sale securities will be evaluated when the amortized cost of a security exceeds its fair value. If it is determined that it will be necessary to sell a security before the fair value increases to the amortized cost, the amortized cost will be written down to fair value through income. At that point, any previously recorded allowance for credit loss (ACL) would be written off and any additional impairment would be recognized through earnings. If it is believed that the Company will not be required to sell a security before the fair value recovers, a determination will be made as to whether or not the decline in fair value is the result of a credit loss or noncredit factors such as changes in current market rates. Some of the factors which would be considered in order to determine if a credit loss exists are: (1) the extent to which the fair value is less than the amortized cost basis, (2) any adverse conditions related to the security, an industry, or geographic area, (3) failure of the issuer to make scheduled interest or principal payments, and (4) any changes to the rating of the security by a rating agency. If it is determined that the decline is due to a credit loss, the amount recognized as the credit loss will be determined using a discounted cash flow approach. Cash flows expected to be collected would be discounted at the effective interest rate established at acquisition. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses would be recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit loss. At March 31, 2023, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates, and not credit quality. The fast pace and large increases in interest rates during the last year have led to decreases in bond prices and increases in yields. Because the Company does not intend to sell these impaired securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company does not consider it necessary to provide an allowance for any securities at March 31, 2023.

During the quarter ended March 31, 2023 and 2022, the Company recognized $43,000 of unrealized gains and $182,000 of unrealized losses, respectively, related to marketable equity securities, related to one mutual fund, in the consolidated statements of income.

The Company had no held-to-maturity or trading securities at March 31, 2023 or December 31, 2022.

3.Loans

Loans are comprised of the following:

(In thousands)	March 31, 2023	December 31, 2022
Commercial and industrial:
Commercial and business loans	$50,379	$57,770
Government program loans	132	132
Total commercial and industrial	50,511	57,902
Real estate mortgage:
Commercial real estate	395,669	398,115
Residential mortgages	269,991	273,357
Home improvement and home equity loans	46	49
Total real estate mortgage	665,706	671,521
Real estate construction and development	137,257	153,374
Agricultural	45,513	52,722
Installment and student loans	43,740	44,659
Total loans	$942,727	$980,178

The Company’s directly originated loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. The Company’s participation loans with other financial institutions are primarily in the state of California.

Commercial and industrial loans, representing 5.4% of total loans at March 31, 2023 and 5.9% at December 31, 2022, are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 70.6% of total loans at March 31, 2023 and 68.5% at December 31, 2022, are typically secured by either trust deeds on primarily commercial property or by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 14.6% of total loans at March 31, 2023 and 15.7% at December 31, 2022, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans, representing 4.8% of total loans at March 31, 2023 and 5.4% at December 31, 2022, are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans, including student loans, which represented 4.6% of total loans at March 31, 2023 and 4.6% at December 31, 2022, generally consist of student loans, loans to individuals for household, family and other personal expenditures, automobiles or other consumer items. See Note 4 - Student Loans for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2023 and December 31, 2022, these financial instruments include commitments to extend credit of $214.7 million and $190.2 million, respectively, and standby letters of credit of $1.6 million at both period ends. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The following is a summary of the amortized cost of delinquent loans at March 31, 2023:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$50,379	$50,379	$—
Government program loans	—	—	—	—	132	132	—
Total commercial and industrial	—	—	—	—	50,511	50,511	—
Commercial real estate loans	—	—	—	—	395,669	395,669	—
Residential mortgages	2,732	—	—	2,732	267,259	269,991	—
Home improvement and home equity loans	7	—	—	7	39	46	—
Total real estate mortgage	2,739	—	—	2,739	662,967	665,706	—
Real estate construction and development loans	—	—	11,269	11,269	125,988	137,257	—
Agricultural loans	—	—	86	86	45,427	45,513	—

Installment and student loans	817	571	382	1,770	41,881	43,651	382
Overdraft protection lines	—	—	—	—	11	11	—
Overdrafts	—	—	—	—	78	78	—
Installment and student loans	817	571	382	1,770	41,970	43,740	382
Total loans	$3,556	$571	$11,737	$15,864	$926,863	$942,727	$382

The following is a summary of the amortized cost of delinquent loans at December 31, 2022:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$57,770	$57,770	$—
Government program loans	—	—	—	—	132	132	—
Total commercial and industrial	—	—	—	—	57,902	57,902	—
Commercial real estate loans	—	—	—	—	398,115	398,115	—
Residential mortgages	—	—	—	—	273,357	273,357	—
Home improvement and home equity loans	8	—	—	8	41	49	—
Total real estate mortgage	8	—	—	8	671,513	671,521	—
Real estate construction and development loans	—	—	12,545	12,545	140,829	153,374	—
Agricultural loans	—	—	108	108	52,614	52,722	—

Installment and student loans	546	642	252	1,440	42,714	44,154	252
Overdraft protection lines	—	—	—	—	17	17	—
Overdrafts	—	—	—	—	488	488	—
Installment and student loans	546	642	252	1,440	43,219	44,659	252
Total loans	$554	$642	$12,905	$14,101	$966,077	$980,178	$252

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

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2023 or December 31, 2022.

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing:

	March 31, 2023			December 31, 2022
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Nonaccrual Loans	Loans past due over 89 Days Still Accruing	Nonaccrual Loans With No Allowance For Credit Losses	Nonaccrual Loans	Loans Past Due Over 89 Days Still Accruing
Real estate construction and development loans	$13,109	$13,109	$—	$14,436	$14,436	$—
Agricultural loans	—	86	—		108	—
Installment and student loans	—	—	382			252
Total	$13,109	$13,195	$382	$14,436	$14,544	$252

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

Pass Ratings:
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

-    Grades 4 and 5 – These include pass grade loans to borrowers of acceptable credit quality and risk. The borrower’s balance sheet and financial ratios may be below industry averages, but above the lowest industry quartile. Leverage is above and liquidity is below industry averages. Inadequacies evident in financial performance and/or management sufficiency are offset by readily available features of support, such as adequate collateral, or good guarantors having the liquid assets and/or cash flow capacity to repay the debt. The borrower may have recognized a loss over three or four years, however recent earnings trends, while perhaps somewhat cyclical, are improving and cash flows are adequate to cover debt service and fixed obligations. Real estate and asset-borrowers who fully comply with all underwriting standards and are performing according to projections would be assigned this rating. These also include grade 5 loans which are leveraged or on management’s watch list. While still considered pass loans (loans given a grade 5), the borrower’s financial condition, cash flow or operations evidence more than average risk and short term weaknesses, these loans warrant a higher than average level of monitoring, supervision and attention from the Company, but do not reflect credit weakness trends that weaken or inadequately protect the Company’s credit position. Loans with a grade rating of 5 are not normally acceptable as new credits unless they are adequately secured or carry substantial endorser/guarantors.

Special Mention Rating:
-    Grade 6 – This grade includes special mention loans which are loans that are currently protected but are potentially weak. This generally is an interim grade classification and these loans will usually be upgraded to an acceptable rating or downgraded to a substandard rating within a reasonable time period. Weaknesses in special mention loans may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date. Special mention loans are often loans with weaknesses inherent in the loan origination and loan servicing, and may have some technical deficiencies. The main theme in special mention credits is the distinct probability that the classification will deteriorate to a more adverse class if the noted deficiencies are not addressed by the loan officer or loan management.

Substandard Rating:
-    Grade 7 – This grade includes substandard loans which are inadequately supported by the current sound net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that may impair the regular liquidation of the debt. When a loan has been downgraded to substandard, there exists a distinct possibility that the Company will sustain a loss if the deficiencies are not corrected. Substandard loans may also include impaired loans.

Doubtful Ratings:
-    Grade 8 – This grade includes doubtful loans which exhibit the same characteristics as the substandard loans. Additionally, loan weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include a proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

-    Grade 9 – This grade includes loans classified loss which are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off the asset even though partial recovery may be achieved in the future.

The following table presents loans by type, risk rating, and origination year according to our internal risk ratings as of March 31, 2023:

	Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and business
Pass	$850	$1,465	$730	$1,340	$45	$995	$44,954	$—	$50,379
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	850	1,465	730	1,340	45	995	44,954	—	50,379
Government program
Pass	—	—	—	12	—	120	—	—	132
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	—	—	12	—	120	—	—	132
Commercial real estate
Pass	2,887	89,262	36,313	59,853	54,170	110,070	17,291	—	369,846
Special Mention	—	—	—	4,952	7,874	9,937	3,060	—	25,823
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	2,887	89,262	36,313	64,805	62,044	120,007	20,351	—	395,669
Residential mortgages
Not graded	—	27,680	213,059	3,236	—	10,149	—	—	254,124
Pass	—	—	—	—	—	1,746	14,121	—	15,867
Special Mention	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Doubtful	—	—	—	—	—	—	—	—	—
	—	27,680	213,059	3,236	—	11,895	14,121	—	269,991
(Continued)

	Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Home improvement and home equity
Not graded	—	—	—	—	—	39	—	—	39
Pass	—	—	—	—	—	7	—	—	7
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	46	—	—	46
Real estate construction and development
Pass	—	—	—	4,606	180	4,896	114,466	—	124,148
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,836	8,273	—	13,109
Doubtful	—	—	—	—	—	—	—	—	—
	—	—	—	4,606	180	9,732	122,739	—	137,257
Agricultural
Pass	—	6,865	470	2,999	1,499	11,119	20,667	—	43,619
Special Mention	—	—	—	589	—	428	—	—	1,017
Substandard	—	—	—	—	—	87	790	—	877
Doubtful	—	—	—	—	—	—	—	—	—
	—	—	—	589	—	515	790	—	45,513
Installment and student loans
Not graded	237	337	244	179	1,598	40,470	675	—	43,740
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	237	337	244	179	1,598	40,470	675	—	43,740
Total Loans	$3,974	$118,744	$250,346	$74,767	$63,867	$183,780	$203,630	$—	$942,727

The following table presents loans by type, risk rating, and origination year according to our internal risk ratings as of December 31, 2022:

	Origination Year						Revolving loan amortized cost basis	Revolving loan converted to term loans
(In thousands)	2022	2021	2020	2019	2018	Prior			Total
Commercial and business loans
Pass	$1,486	$775	$1,471	$210	$1,081	$237	$52,310	$—	$57,570
Special Mention	—	—	—	—	—	—	200	—	200
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	1,486	775	1,471	210	1,081	237	52,510	—	57,770
Government program loans
Pass	—	—	13	—	—	119	—	—	132

Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	—	13	—	—	119	—	—	132
(Continued)

	Origination Year						Revolving loan amortized cost basis	Revolving loan converted to term loans
(In thousands)	2022	2021	2020	2019	2018	Prior			Total
Commercial real estate
Pass	89,610	36,506	60,293	54,595	32,935	82,170	15,987	—	372,096
Special Mention	—	—	4,979	7,935	408	9,637	3,060	—	26,019
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	89,610	36,506	65,272	62,530	33,343	91,807	19,047	—	398,115
Residential mortgages
Not graded	27,746	215,326	3,255	—	—	10,908	—	—	257,235
Pass	—	—	—	—	—	1,826	14,296	—	16,122
Special Mention	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	27,746	215,326	3,255	—	—	12,734	14,296	—	273,357
Home improvement and home equity loans
Not graded	—	—	—	—	—	41	—	—	41
Pass	—	—	—	—	—	8	—	—	8
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	49	—	—	49
Real estate construction and development
Pass	—	—	4,842	180	824	6,599	126,493	—	138,938
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,372	9,064	—	14,436
Doubtful	—	—	—	—	—	—	—	—	—
	—	—	4,842	180	824	11,971	135,557	—	153,374
Agricultural
Pass	7,051	474	3,010	3,777	—	11,421	24,924	—	50,657
Special Mention	—	—	589	—	428	—	—	—	1,017
Substandard	—	—	—	—	—	258	790	—	1,048
Doubtful	—	—	—	—	—	—	—	—	—
	7,051	474	3,599	3,777	428	11,679	25,714	—	52,722
Installment and student loans
Not Graded	373	272	196	1,623	10,759	30,905	531	—	44,659
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	373	272	196	1,623	10,759	30,905	531	—	44,659
Total Loans	$126,266	$253,353	$78,648	$68,320	$46,435	$159,501	$247,655	$—	$980,178

Allowance for Loan Losses

The Company adopted ASU 2016-13 effective January 1, 2023, and utilizes the CECL cohort methodology analysis which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. Management estimates the allowance for loan loss balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2006 to 2022. The Company expects that the markets in which it operates will experience a slight decline in economic conditions and an increase in unemployment rate and level and trend of delinquencies over the next two years. Management adjusted the historical loss experience for these expectations.

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

The following summarizes the activity in the allowance for credit losses by loan category:

	Three Months Ended March 31, 2023
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance, prior to adoption of ASC 326	$955	$1,363	$3,409	$525	$3,930	$10,182
Impact of ASC 326 adoption	1,336	2,359	720	1,025	927	6,367
Provision (recapture of provision) for credit losses	(383)	(37)	(542)	(294)	763	(493)
Charge-offs	—	—	—	—	(477)	(477)
Recoveries	—	20	—	—	23	43
Net recoveries (charge-offs)	—	20	—	—	(454)	(434)
Ending balance	$1,908	$3,705	$3,587	$1,256	$5,166	$15,622

	Three Months Ended March 31, 2022
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$597	$1,174	$2,840	$1,233	$3,489	$9,333
Provision (recapture of provision) for credit losses	(306)	117	57	(292)	429	5
Charge-offs	—	—	—	—	(358)	(358)
Recoveries	268	4	—	16	8	296
Net (charge-offs) recoveries	268	4	—	16	(350)	(62)
Ending balance	$559	$1,295	$2,897	$957	$3,568	$9,276

The following summarizes information with respect to the loan balances:

	March 31, 2023			March 31, 2022
(In thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
Commercial and business loans	$—	$50,379	$50,379	$—	$38,725	$38,725
Government program loans	—	132	132	—	221	221
Total commercial and industrial	—	50,511	50,511	—	38,946	38,946
Commercial real estate loans	—	395,669	395,669	—	330,870	330,870
Residential mortgage loans	74	269,917	269,991	145	256,766	256,911
Home improvement and home equity loans	—	46	46	—	74	74
Total real estate mortgage	74	665,632	665,706	145	587,710	587,855
Real estate construction and development loans	13,109	124,148	137,257	11,147	141,820	152,967
Agricultural loans	879	44,634	45,513	653	47,142	47,795
Installment and student loans	—	43,740	43,740	—	49,400	49,400
Total loans	$14,062	$928,665	$942,727	$11,945	$865,018	$876,963

Collateral Dependent Loans

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$13,110	4	$14,436	4
Agricultural loans	790	2	108	2
Total	$13,900	6	$14,544	6

Reserve for Unfunded Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan portfolio. The adoption of CECL as of January 1, 2023 required a cumulative adjustment of $273,000 to the reserve for unfunded loan commitments, increasing the liability balance to $805,000 post adoption. There was no provision for unfunded loan commitments for the quarter ended March 31, 2023. The reserve for the unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities.

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no loan modifications for the quarter ended March 31, 2023.
4.Student Loans

Included in the installment and student loans segment of the loan portfolio are $41.4 million and $42.1 million in student loans at March 31, 2023 and December 31, 2022, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on grace for 6 months. This may be extended up to 48 months for graduates enrolling in Internship, Medical Residency or Fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. At March 31, 2023 there were 858 loans within repayment, deferment, and forbearance which represented $21.4 million, $10.8 million, and $6.9 million, respectively. At December 31, 2022, there were 875 loans within repayment, deferment, and forbearance which represented $23.4 million, $11.0 million and $5.0 million, respectively. No new student loans were originated or purchased during the periods ended March 31, 2023 and March 31, 2022.

As of March 31, 2023 and December 31, 2022, the reserve against the student loan portfolio was $4.8 million and $2.6 million, respectively. At March 31, 2023, there were $382,000 in student loans in the substandard category. At December 31, 2022, there were $252,000 in student loans included in the substandard category.

ZuntaFi is the third-party servicer for the student loan portfolio. ZuntaFi’s services include application administration, processing, approval, documenting, funding, and collection. They also provide borrower file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi provides complete program management. ZuntaFi is paid a monthly servicing fee based on the outstanding principal balance. The servicing fee is presented as part of professional fees within noninterest expense.

The following tables summarize the credit quality indicators for outstanding student loans:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	69	$2,025	$967	70	$2,056	$908
Grace	12	327	163	27	667	348
Repayment	460	21,421	293	516	23,414	857
Deferment	256	10,784	1,964	268	10,974	1,732
Forbearance	142	6,862	374	91	5,019	237
Total	939	$41,419	$3,761	972	$42,130	$4,082

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

Student Loan Aging

Student loans are generally charged off at the end of the quarter during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the quarter ended March 31, 2023, $28,000 in accrued interest receivable was reversed, due to charge-offs of $406,000. For the quarter ended March 31, 2022, $14,000 in accrued interest receivable was reversed, due to charge-offs of $353,000 within the student loan portfolio.

The following table summarize the amortized cost of student loan aging for loans in repayment and forbearance:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	239	$26,512	251	$26,993
31 - 60 days	6	817	8	546
61 - 90 days	7	571	5	642
91 - 120 days	4	382	4	252
Total	256	$28,282	268	$28,433
5.Deposits

Deposits include the following:

(In thousands)	March 31, 2023	December 31, 2022
Noninterest-bearing deposits	$394,745	$481,629
Interest-bearing deposits:
NOW and money market accounts	528,233	499,861
Savings accounts	118,544	125,946
Time deposits:
Under $250,000	52,835	42,933
$250,000 and over	16,775	15,115
Total interest-bearing deposits	716,387	683,855
Total deposits	$1,111,132	$1,165,484

6.Short-term Borrowings/Other Borrowings

The following table sets forth the Company’s credit lines, balances outstanding, and pledged collateral:

(In thousands)	March 31, 2023	December 31, 2022
Unsecured credit lines:
Credit limit	$100,000	$120,000
Balance outstanding	13,200	—
Federal Home Loan Bank:
Credit limit	2,108	2,151
Balance outstanding	—	—
Collateral pledged	2,263	2,307
Federal Reserve Bank:
Credit limit	432,584	435,599
Balance outstanding	—	—
Collateral pledged	579,777	590,427

7.Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ITMs. The initial terms of these leases expire at various dates through 2032. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of March 31, 2023, the Company had 14 operating leases and no financing leases. At March 31, 2022, the Company had 13 operating leases and no financing leases.

The components of lease expense are as follows:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Operating lease expense	$178	$184
Variable lease expense	—	—
Total	$178	$184
Supplemental information related to leases are as follows:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Operating cash flows from operating leases	$179	$184
Weighted-average remaining lease term in years for operating leases	4.38	4.89
Weighted-average discount rate for operating leases	5.12%	5.13%

Maturities of lease liabilities are as follows:

(In thousands)	March 31, 2023
2023	$723
2024	519
2025	335
2026	159
2027	110
Thereafter	291
Total undiscounted cash flows	2,137
Less: present value discount	(222)
Present value of net future minimum lease payments	$1,915

8.Supplemental Cash Flow Disclosures

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Cash paid during the period for:
Interest	$1,631	$554
Income taxes	—	—
Noncash investing activities:
Impact of ASC 326 CECL adoption	6,367	—
Unrealized gain on unrecognized post retirement costs, net of tax	21	23
Unrealized gain (loss) on available for sale securities, net of tax	1,325	(11,689)
Unrealized gain on junior subordinated debentures, net of tax	2,947	1,302
Cash dividend declared	1,880	1,875
9.Dividends on Common Stock

On March 28, 2023, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company’s common stock. The dividend was payable on April 21, 2023, to shareholders of record as of April 7, 2023. Approximately $1.9 million was transferred from retained earnings to dividends payable as of March 31, 2023 to allow for distribution of the dividend to shareholders.

The Company has a program to repurchase up to $3 million of its outstanding common stock. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. For the three months ended March 31, 2023 and March 31, 2022, no shares have been repurchased.

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (in thousands)	$6,125	$2,443
Weighted average shares issued	17,076,510	17,030,409
Add: dilutive effect of stock options	15,950	21,410
Weighted average shares outstanding adjusted for potential dilution	17,092,460	17,051,819
Basic earnings per share	$0.36	$0.14
Diluted earnings per share	$0.36	$0.14
Anti-dilutive stock options excluded from earnings per share calculation	101,000	97,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2023 and December 31, 2022, the Company had no recorded valuation allowance. The Company is no longer subject to examinations by taxing authorities for years before 2018 and 2017 for Federal and California jurisdictions, respectively.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. There were no interest or penalties recognized on uncertain tax positions during the periods ended March 31, 2023 and 2022.

The Company reported a provision for income taxes of $2,521,000 for the quarter ended March 31, 2023 compared to $968,000 for the comparable period of 2022. The effective tax rate was 29.2% for the quarter ended March 31, 2023 compared to 28.4% for the comparable period of 2022.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities is $12.0 million as of March 31, 2023 and December 31, 2022. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of March 31, 2023, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At March 31, 2023, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The 6.22% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At March 31, 2023, the total cumulative gain recorded on the debt is $1.63 million.

The net fair value calculation performed as of March 31, 2023 resulted in a net pretax loss adjustment of $107,000 for the quarter ended March 31, 2023 compared to a net pretax gain adjustment of $303,000 for the quarter ended March 31, 2022.

For the quarter ended March 31, 2023, the net $107,000 fair value loss adjustment was separately presented as a $333,000 gain ($235,000, net of tax) recognized on the consolidated statements of income, and a $440,000 loss ($310,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended March 31, 2022, the net $303,000 fair value gain adjustment was separately presented as a $1,302,000 gain ($917,000, net of tax) recognized on the consolidated statements of income, and a $999,000 loss ($704,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	March 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$205,556	$205,556	$—	$205,556	$—
Marketable equity securities	3,358	3,358	3,358
Loans, net	927,105	872,532	—	—	872,532
Financial Liabilities:
Total deposits	1,111,132	1,110,363	1,041,522	—	68,841
Junior subordinated debt	11,017	11,017	—	—	11,017

	December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$207,545	$207,545	$—	$207,545	$—
Marketable equity securities	3,315	3,315	3,315	—	—
Loans, net	969,996	906,050	—	—	906,050
Financial Liabilities:
Time deposits	1,165,484	1,164,492	1,107,436	—	57,056
Junior subordinated debt	10,883	10,883	—	—	10,883

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain instruments where the assumptions may be made by the Company or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurements during the quarter ended March 31, 2023 or the quarter ended December 31, 2022.

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

Impaired Loans - Fair value measurements for collateral dependent impaired loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third party appraisals or observed market prices. Collateral dependent loans are measured for impairment using the fair value of the collateral. Changes are recorded directly as an adjustment to current earnings. There were no impaired loans measured at fair value as of March 31, 2023 or December 31, 2022.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. There were no OREO measured at fair value as of March 31, 2023 or December 31, 2022.

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2023:

(In thousands)	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities (1):
U.S. Government agencies	$7,433	$—	$7,433	$—
U.S. Government collateralized mortgage obligations	95,803	—	95,803	—
Municipal bonds	41,477	—	41,477	—
U.S. Treasury securities	29,424		29,424
Corporate bond	31,419	—	31,419	—
Total AFS securities	205,556	—	205,556	—
Marketable equity securities (1)	3,358	3,358	—	—
Total	$208,914	$3,358	$205,556	$—

Liabilities:
Junior subordinated debt (1)	$11,017	—	—	$11,017
Total	$11,017	—	—	$11,017
(1)Recurring

There were no non-recurring fair value adjustments at March 31, 2023 or December 31, 2022.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2022:

(In thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities (1):
U.S. Government agencies	$8,231	$—	$8,231	$—
U.S. Government collateralized mortgage obligations	97,218	—	97,218
Municipal bonds	40,170	—	40,170
Treasury securities	29,224		29,224
Corporate bonds	32,702	—	32,702	—
Total AFS securities	207,545	—	207,545	—
Marketable equity securities (1)	3,315	3,315	—	—
Total	$210,860	$3,315	$207,545	$—

Liabilities:
Junior subordinated debt (1)	$10,883	$—	$—	$10,883
Total	$10,883	$—	$—	$10,883
(1)Recurring

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

March 31, 2023				December 31, 2022
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	6.22%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	6.63%
Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement). The increase in discount rate between the periods ended March 31, 2023 and December 31, 2022 is primarily due to increases in rates for similar debt instruments.

The following table provides a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Junior Subordinated Debt:
Beginning balance	$10,883	$11,189
Gross (gain) loss included in earnings	(333)	999
Gross (gain) loss related to changes in instrument specific credit risk	440	(1,302)
Change in accrued interest	27	1
Ending balance	$11,017	$10,887
The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(333)	$999
14.Goodwill and Intangible Assets

At March 31, 2023, the Company had goodwill in the amount of $4.5 million in connection with various business combinations and purchases. This amount was unchanged from the balance of $4.5 million at December 31, 2022. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2022 with no material events occurring through the period ended March 31, 2023.

15.Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	March 31, 2023			December 31, 2022
(In thousands)	Net unrealized (loss) on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized (loss) gain on junior subordinated debentures	Net unrealized (loss) gain on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$(19,066)	$(194)	$1,765	$(236)	$(627)	$(311)
Current period comprehensive income (loss), net of tax	933	16	(310)	(18,830)	433	2,076
Ending balance	$(18,133)	$(178)	$1,455	$(19,066)	$(194)	$1,765
Accumulated other comprehensive loss			$(16,856)			$(17,495)

16.Investment in York Monterey Properties

As of March 31, 2023 and December 31, 2022, the Bank’s investment in York Monterey Properties Inc. totaled $5.2 million. York Monterey Properties Inc. is included within the consolidated financial statements of the Company, with $4.6 million of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

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

(In thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$214,725	$190,183
Standby letters of credit	$1,570	$1,570

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At March 31, 2023, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $1,570,000.

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

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: (i) the impact of recent bank failures and other adverse developments to financial institutions and the reaction by customers and investors in the capital markets regarding the stability and ability of banks to meet ongoing liquidity developments resulting in volatility and devaluation in the securities markets, (ii) our ability to attract and retain deposits and other sources of funding and liquidity; (iii) government policies that could lead to a tightening of credit and a requirement that the Company raise additional capital; (iv) adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, global conflicts, inflationary pressures and labor shortages; (v) severe weather or natural disasters, such as wildfires, earthquakes, drought, or flood; (vi) competitive pressures in the banking industry and changes in the regulatory environment; (vii) exposure to changes in the interest-rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; (viii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; (ix) credit quality deterioration that could adversely affect our ability to collect loans and cause an increase in the provision for credit losses; (x) Asset/Liability matching risks; (xi) potential impairment of goodwill and other intangible assets, and (xii) technology implementation problems and information security breaches. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company

United Security Bancshares, a California corporation, is a bank holding company registered under the BHCA with corporate headquarters located in Fresno, California. The principal business of United Security Bancshares is to serve as the holding company for its wholly-owned subsidiary, United Security Bank. References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiary, York Monterey Properties, Inc. References to the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company” refer to United Security Bancshares, the parent company, on a stand-alone basis. The Bank currently has twelve banking branches, which provide banking services in Fresno, Madera, Kern, and Santa Clara counties in the state of California. In addition to full-service branches, the Bank has several stand-alone ITM (Intelligent Teller Machines) within its geographic footprint.

Executive Summary

During 2023, the Company is working closely with long-term core customers to provide deposit and lending solutions that meet their business and individual needs. The Company is also focused on maintaining adequate liquidity, managing credit risk, and responsibly managing growth in the balance sheet.

1st Quarter 2023 Highlights:

▪Net income increased to $6.1 million for the quarter ended March 31, 2023 compared to the $2.4 million reported for the quarter ended March 31, 2022. Loan interest income increased $3.9 million and investment securities income increased $711,000 as a result of growth in loan and investment securities portfolio balances and increases in interest rates, when compared to the first quarter of 2022.
▪The Company had available secured lines of credit of $434.7 million, unsecured lines of credit of $100.0 million, unpledged investment securities of $138.7 million, and cash and cash equivalents of $45.2 million as of March 31, 2023.
▪Total assets decreased 2.9% to $1.26 billion, compared to $1.30 billion at December 31, 2022.
▪Total loans, net of unearned fees, decreased 3.8% to $942.7 million, compared to $980.2 million at December 31, 2022.
▪Total investments decreased 0.9%, or $1.9 million, to $208.9 million, compared to $210.9 million at December 31, 2022.
▪Total deposits decreased 4.7% to $1.11 billion, compared to $1.17 billion at December 31, 2022.
▪The allowance for credit losses as a percentage of gross loans increased to 1.65%, compared to 1.04% at December 31, 2022. The increase is primarily the result of an accounting adjustment of $6.6 million related to the adoption of a new accounting standard referred to as the Current Expected Credit Loss methodology or “CECL.”

▪Net interest income before the provision for credit losses increased 37.2% to $12.9 million for the quarter ended March 31, 2023, compared to $9.4 million for the quarter ended March 31, 2022.
▪The Company recorded a reversal of provision for credit losses of $493,000 for the quarter ended March 31, 2023, compared to a provision for credit losses of $5,000 for the quarter ended March 31, 2022.
▪Book value per share decreased to $6.61, compared to $6.59 at December 31, 2022.
▪Net interest margin increased to 4.45% for the quarter ended March 31, 2023, compared to 3.10% for the quarter ended March 31, 2022.
▪Annualized average cost of deposits was 0.48% for the quarter ended March 31, 2023, compared to 0.17% for the quarter ended March 31, 2022.
▪Net charge-offs totaled $434,000, compared to net charge-offs of $61,000 for the quarter ended March 31, 2022.
▪Capital position remains well-capitalized with a 10.89% Tier 1 Leverage Ratio compared to 10.10% as of December 31, 2022.
▪Return on average assets (“ROAA”) was 1.95%, compared to 0.74% for the quarter ended March 31, 2022.
▪Return on average equity (“ROAE”) was 22.05%, compared to 8.33% for the quarter ended March 31, 2022.

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

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural-related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. Notwithstanding the unusually wet winter experienced in 2022/2023, periodically the state of California experiences severe droughts and water allocations are significantly reduced for farmers in the Central Valley. Due to these uncertain water issues, the impact on businesses and consumers located in the Company’s market areas is not possible to quantify. In response, the California state legislature passed the Sustainable Groundwater Management Act with the purpose to ensure better local and regional management of groundwater use and sustainable groundwater management in California by 2042. The local districts began to develop, prepare, and begin implementation of the Groundwater Sustainability Plans in 2020. The effect of such plans to Central Valley agriculture, if any, is still unknown.

The Company’s earnings are impacted by monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank (“FRB”) has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Federal Open Market Committee (“FOMC”) continued raising interest rates during 2023 with increases to the overnight benchmark rate of 25bps in both February 2023 and March 2023. However, it is unknown what effects decreases in the inflation rate and the recent banking turmoil, in conjunction with continued international instability, will have on FRB monetary policies.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, attracting and retaining deposit customers, and maintaining market share will continue to be of primary importance.

Results of Operations

On a year-to-date basis, the Company reported net income of $6.1 million or $0.36 per share ($0.36 diluted), for the quarter ended March 31, 2023, compared to $2.4 million, or $0.14 per share ($0.14 diluted), for the same period in 2022. The Company’s return on average assets was 1.95% for the quarter ended March 31, 2023, compared to 0.74% for the quarter ended

March 31, 2022. The Company’s return on average equity was 22.05% for the quarter ended March 31, 2023, compared to 8.33% for the quarter ended March 31, 2022. The increase in the return on average assets is primarily attributable to growth in interest income as a result of increased interest rates and the Company’s deployment of cash into its loan and investment portfolios during 2021 and 2022. The increase in the return on average equity is due to decreases in equity resulting from unrealized losses in the investment portfolio and an accounting adjustment due to the transition to CECL, offset by an increase in income during the period.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three month periods ended March 31, 2023 and 2022.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2023 and 2022

	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1)	$960,648	$13,000	5.49%	$870,851	$9,119	4.25%
Investment securities (3)	211,523	1,501	2.88%	187,761	790	1.71%
Interest-bearing deposits in FRB	5,493	58	4.28%	177,243	82	0.19%
Total interest-earning assets	1,177,664	$14,559	5.01%	1,235,855	$9,991	3.28%
Allowance for credit losses	(16,323)			(9,514)
Noninterest-earning assets:
Cash and due from banks	36,008			37,288
Premises and equipment, net	9,685			8,930
Accrued interest receivable	7,696			7,077
Other real estate owned	4,582			4,582
Other assets	61,169			49,377
Total average assets	$1,280,481			$1,333,595
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$142,222	$40	0.11%	$150,120	$47	0.13%
Money market accounts	363,717	1,071	1.19%	393,563	362	0.37%
Savings accounts	124,840	33	0.11%	116,632	31	0.11%
Time deposits	58,927	199	1.37%	66,817	68	0.41%
Other borrowings	7,492	90	4.87%	—	—	0.00%
Junior subordinated debentures	10,801	181	6.80%	11,156	45	1.64%
Total interest-bearing liabilities	707,999	$1,614	0.92%	738,288	$553	0.30%
Noninterest-bearing liabilities:
Noninterest-bearing checking	445,502			466,062
Accrued interest payable	256			113
Other liabilities	13,758			9,857
Total liabilities	1,167,515			1,214,320
Total shareholders’ equity	112,966			119,275
Total average liabilities and shareholders’ equity	$1,280,481			$1,333,595
Interest income as a percentage of average earning assets			5.01%			3.28%
Interest expense as a percentage of average earning assets			0.56%			0.18%
Net interest margin			4.45%			3.10%
(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $26,000 for the three months ended March 31, 2023 and loan fee income of $300,000 for the three months ended March 31, 2022.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation.
(3)Yields on investment securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity.

The prime rate increased from 3.50% at March 31, 2022 to 8.00% at March 31, 2023. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

Both net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as volume change. Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as rate change. The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the periods indicated.

Table 2.  Rate and Volume Analysis

	Three Months Ended
	March 31, 2023 compared to March 31, 2022
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$3,881	$2,869	$1,012
Investment securities available for sale	711	600	111
Interest-bearing deposits in FRB	(24)	1,863	(1,887)
Total interest income	4,568	5,332	(764)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	702	732	(30)
Savings and money market accounts	2	—	2
Time deposits	131	140	(9)
Other borrowings	90	90	—
Subordinated debentures	226	227	(1)
Total interest expense	1,151	1,189	(38)
Increase (decrease) in net interest income	$3,417	$4,143	$(726)

For the three months ended March 31, 2023, total interest income increased $4.6 million, or 45.7%, compared to the three months ended March 31, 2022. In comparing the two periods, average interest earning assets decreased $58.2 million, with an increase of $89.8 million in loan balances and an increase of $23.8 million in investment securities, partially offset by a decrease of $171.8 million in balances held at the Federal Reserve Bank. The increase in loan balances is partially attributed to growth in the real estate mortgage portfolio, including the purchase of $26.2 million in residential mortgages, and growth in the commercial and industrial portfolio. Investment securities yields increased 117 basis points and loan yields increased 124 basis points. The average yield on total interest-earning assets increased 173 basis points. The increase in yields is a result of the purchases of treasury, corporate, and mortgage-backed securities at higher yields due to market rate increases, increases on loan yields and yields on overnight deposits related to the increase in the Fed Funds rate.

The overall average yield on the loan portfolio increased to 5.49% for the quarter ended March 31, 2023, as compared to 4.25% for the quarter ended March 31, 2022. At March 31, 2023, 35.4% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 40.7% of the portfolio at December 31, 2022, with the majority of those tied to the prime rate. Approximately 60.2%, or $200.8 million, of the floating rate loans had rate floors at March 31, 2023, making them effectively fixed-rate loans for certain decreases in interest rates.

The Company’s net interest margin increased to 4.45% for the quarter ended March 31, 2023, compared to 3.10% for the quarter ended March 31, 2022. The net interest margin increased primarily as a result of a shift in the mix to higher earning assets due to the growth in average loan and investment balances and an increase in loan yields.

The Company’s disciplined deposit pricing efforts have helped keep the Company’s cost of funds relatively low. The rates paid on interest-bearing liabilities increased to 0.92% for the quarter ended March 31, 2023, compared to 0.30% for the quarter ended March 31, 2022. For the quarter ended March 31, 2023, total interest expense increased approximately $1,061,000, or 191.9%, as compared to the quarter ended March 31, 2022. Between those two periods, average interest-bearing liabilities decreased by $30.3 million due to decreases in NOW and money market accounts, savings accounts, and time deposits. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at March 31, 2023.

Table 3. Interest-Earning Assets and Liabilities

The following table summarizes the year-to-date (YTD) averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Averages
	March 31, 2023	December 31, 2022	March 31, 2022
Loans	81.57%	74.02%	70.48%
Investment securities available for sale	17.96%	16.16%	15.19%
Interest-bearing deposits in FRB	0.47%	9.82%	14.33%
Total interest-earning assets	100.00%	100.00%	100.00%
NOW accounts	20.09%	18.49%	20.32%
Money market accounts	51.37%	53.92%	53.31%
Savings accounts	17.63%	16.70%	15.80%
Time deposits	8.32%	9.44%	9.05%
Other borrowings	1.06%	0.00%	0.00%
Subordinated debentures	1.53%	1.45%	1.52%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Table 4. Changes in Noninterest Income

The following tables set forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Customer service fees	$734	$654	$80	12.2%
Increase in cash surrender value of bank-owned life insurance	132	139	(7)	(5.0)%
Gain (loss) on fair value of marketable equity securities	43	(182)	225	123.6%
Gain (loss) on fair value of junior subordinated debentures	333	(999)	1,332	133.3%
Gain on sale of investment securities	—	30	(30)	100.0%
Other	206	152	54	35.5%
Total noninterest income	$1,448	$(206)	$1,654	(802.9)%

Noninterest income for the quarter ended March 31, 2023 increased $1,654,000 to $1,448,000 compared to the quarter ended March 31, 2022. Included in the increase is an increase in the gain on the fair value of marketable equity securities of $225,000. Additionally, the change in fair value of junior subordinated debentures caused a $333,000 gain for the quarter ended March 31, 2023, compared to a $999,000 loss for the quarter ended March 31, 2022, resulting in a difference of $1,332,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the LIBOR yield curve. Customer service fees increased $80,000 between the two quarters.

Noninterest Expense

Table 5. Changes in Noninterest Expense

The following tables set forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Salaries and employee benefits	$3,260	$3,049	$211	6.9%
Occupancy expense	963	780	183	23.5%
Data processing	174	115	59	51.3%
Professional fees	882	949	(67)	(7.1)%
Regulatory assessments	192	231	(39)	(16.9)%
Director fees	109	118	(9)	(7.6)%
Correspondent bank service charges	19	25	(6)	(24.0)%
Net cost on operation of OREO	37	(8)	45	(562.5)%
Other	604	557	47	8.4%
Total expense	$6,240	$5,816	$424	7.3%

Noninterest expense for the quarter ended March 31, 2023 increased $424,000 to $6,240,000, compared to the quarter ended March 31, 2022. The increase was primarily attributed to increases in salaries and employees benefits, occupancy expense, and data processing expenses, partially offset by decreases in professional fees and regulatory assessments. The increase in salaries and employee benefits was caused by increases in salary and group insurance expense. Occupancy expense increased due to interactive teller machine (ITM) installation expense and increase in fixed asset depreciation expense.

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

The Company has reviewed all of its tax positions as of March 31, 2023, and has determined that, there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company’s effective tax rate for the quarter ended March 31, 2023 was 29.16% compared to 28.38% for the quarter ended March 31, 2022.

Financial Condition

The following table illustrates the changes in balances as of and for the periods ended:

				March 31, 2023 - December 31, 2022	March 31, 2023 - March 31, 2022
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	$ Change	$ Change
Due from Federal Reserve Bank (FRB)	$3,204	$6,945	$186,691	$(3,741)	$(183,487)
Net loans	927,105	969,996	870,103	(42,891)	57,002
Investment securities	208,914	210,860	183,527	(1,946)	25,387
Total assets	1,261,194	1,299,193	1,349,802	(37,999)	(88,608)
Total deposits	1,111,132	1,165,484	1,214,332	(54,352)	(103,200)
Total liabilities	1,148,286	1,186,730	1,236,228	(38,444)	(87,942)
Average interest-earning assets	1,177,664	1,242,657	1,235,855	(64,993)	(58,191)
Average interest-earning liabilities	707,999	737,355	738,288	(29,356)	(30,289)

Total assets decreased 2.9% between March 31, 2023 and December 31, 2022, and 6.6% between March 31, 2023 and March 31, 2022. Total deposits decreased 4.7% and 8.5%, respectively, during the same periods. Net loans decreased $42.9 million, or 4.4%, and investment securities decreased $1.9 million, or 0.9%, between March 31, 2023 and December 31, 2022. Net loans increased on a year-over-year basis due to organic growth and the purchase of real estate mortgage loan pools and declined during the quarter due to loan payoffs and paydowns. Investments securities increased on a year-over-year basis due to securities purchases and declined during the current quarter due to repayments of principal. Deposits decreased on a year-over-year basis due to decreases in non-interest bearing deposits and NOW and money market accounts and decreased on a quarterly basis due to decreases in non-interest bearing deposits. The balances in overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased on a year-over-year basis due to the purchases of loan pools and investment securities.

Earning assets averaged $1.18 billion during the quarter ended March 31, 2023, compared to $1.24 billion for the same period in 2022. Average interest-bearing liabilities decreased to $708.0 million for the quarter ended March 31, 2023, from $738.3 million for the comparative period of 2022.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $944.2 million at March 31, 2023, a decrease of $37.6 million, or 3.8%, when compared to the balance of $981.8 million at December 31, 2022, and an increase of $63.3 million, or 6.7%, when compared to the balance of $879.4 million reported at March 31, 2022. Loans on average increased $89.8 million, or 10.3%, between the quarter ended March 31, 2022 and March 31, 2023, with loans averaging $960.6 million for the quarter ended March 31, 2023, as compared to $870.9 million for the same period of 2022.

Table 6. Loans

The following table sets forth the amounts of loans outstanding by category and the category percentages for the periods presented:

	March 31, 2023		December 31, 2022		March 31, 2022
(In thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$50,511	5.4%	$57,902	5.9%	$38,950	4.4%
Real estate – mortgage	665,706	70.6%	671,521	68.5%	590,920	67.3%
RE construction & development	137,257	14.6%	153,374	15.6%	152,375	17.3%
Agricultural	45,513	4.8%	52,722	5.4%	47,725	5.4%
Installment and student loans	43,740	4.6%	44,659	4.6%	49,409	5.6%
Total gross loans	$942,727	100.00%	$980,178	100.00%	$879,379	100.00%

Loan volume continues to be highest in what has historically been the primary lending emphasis: real estate mortgage, and construction lending. Total loans decreased $37.5 million during the first three months of 2023. There were decreases of $5.8 million, or 0.9%, in real estate mortgage loans, $16.1 million, or 10.5%, in real estate construction and development loans, and $7.4 million, or 12.8% in commercial and industrial. Installment loans decreased by $0.9 million, or 2.1% and agricultural loans decreased by $7.2 million, or 13.7%. The Bank is subject to internal limits of 115% of capital on the real estate construction and development portfolio and 345% of capital for the non-owner occupied commercial real estate portfolio, which also includes construction and development loans. In addition, there is also a limit of 50% growth over the three years for the non-owner occupied commercial real estate portfolio. At March 31, 2023, the real estate construction and development portfolio totaled 76% of capital. Non-owner occupied commercial real estate totaled 306% of capital and had a three year growth rate of 29.1%. The current limits may affect the ability of the Bank to significantly grow these segments of the loan portfolio. The Bank is not approaching internal or regulatory concentration limits in other loan segments.

The real estate mortgage loan portfolio was $665.7 million at March 31, 2023, and consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 42.0%, 40.6%, and 37.6% of the total loan portfolio at March 31, 2023, December 31, 2022, and March 31, 2022, respectively. Commercial real estate balances decreased to $395.7 million at March 31, 2023 from $398.1 million at December 31, 2022. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly secured by commercial income and multi-family residential properties.

Residential mortgage loans are generally 30-year amortizing loans with an average life of six to eight years. These loans totaled $270.0 million, or 28.6%, of the portfolio at March 31, 2023, $273.4 million, or 27.9%, of the portfolio at December 31, 2022, and $260.1 million, or 29.6%, of the portfolio at March 31, 2022. Dovenmuehle Mortgage, Inc. (DMI) is the third-party sub-servicer for the Company’s purchased residential mortgage portfolio, with aggregate balances of $241.6 million or 95.0% of the total residential mortgage portfolio at March 31, 2023. These loans were purchased in whole-loan form, in several pools, beginning in May 2021, through March 2022. DMI’s services include administration, modification (with the Company’s approval), escrow management, monitoring, and collection. DMI is paid a monthly servicing fee primarily based on the number of loans being serviced, which at March 31, 2023 totaled 259.

Real estate construction and development loans, representing 14.6%, 15.6%, and 17.3% of total loans at March 31, 2023, December 31, 2022, and March 31, 2022, respectively, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Commercial and industrial loans decreased $7.4 million between December 31, 2022 and March 31, 2023 and increased $11.6 between March 31, 2022 and March 31, 2023. Agricultural loans decreased $7.2 million between December 31, 2022 and March 31, 2023 and decreased $2.2 million between March 31, 2022 and March 31, 2023. Installment and student loans decreased $0.9 million between December 31, 2022 and March 31, 2023 and decreased $5.7 million between March 31, 2022 and March 31, 2023, primarily due to decreases in student loan balances.

Installment and student loans decreased $5.7 million between March 31, 2022 and March 31, 2023, due to paydowns, consolidations with other lenders, and charge-offs within the student loan portfolio. Included in installment loans are $41.4 million in student loans made to medical and pharmacy school students. The student loan portfolio consists of unsecured loans to medical and pharmacy students currently enrolled in medical and pharmacy schools in the US and the Caribbean. The medical student loans are made to US citizens attending medical schools in the US and Caribbean, while the pharmacy student loans are made to pharmacy students attending pharmacy school in the US. Upon graduation the loan is automatically placed on grace for six months. This may be extended as a deferment up to 48 months for graduates enrolling in internship, medical residency or fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. The outstanding balance of student loans that are in school or grace and have not entered repayment status totaled $2.4 million at March 31, 2023. At March 31, 2023 there were 858 loans within repayment, deferment, and forbearance which represented $21.4 million, $10.8 million, and $6.9 million in outstanding balances, respectively. Student loans are no longer originated by the bank.

Repayment of the unsecured student loans is reliant on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines repayment terms can vary per borrower; however, repayment occurs on average within 10 to 20 years. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of March 31, 2023 is approximately $103,000. Loan interest rates range from 6.00% to 12.375%, with a weighted average rate of 11.385%.

ZuntaFi is the third-party servicer for the student loan portfolio. ZuntaFi’s services include application administration, processing, approval, documenting, funding, and collection. They also provide borrower file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi is responsible for complete program management. ZuntaFi is paid a monthly servicing fee based on the outstanding principal balance.

The Company classifies student loans delinquent more than 90 days as substandard. As of March 31, 2023 and December 31, 2022 reserves against the student loan portfolio totaled $4,754,000 and $2,588,000, respectively. For the quarter ended March 31, 2023, $28,000 accrued interest receivable was reversed due to $406,000 in charge-offs. For the quarter ended March 31, 2022, $14,000 in accrued interest receivable was reversed, due to charge-offs of $353,000 within the student loan portfolio.

The following table sets forth the Bank's student loan portfolio with activity from December 31, 2022 to March 31, 2023:

(In thousands)	Balance
Student Loan Portfolio Balance as of December 31, 2022	$42,132
Disbursements	—
Capitalized Interest	1,101
Loan Consolidations/Payoffs	—
Payments Received	(1,411)
Loans Charged-off	(406)
Student Loan Portfolio Balance as of March 31, 2023	$41,416

Loan participations purchased decreased to $9.3 million, or 1.0% of the portfolio, at March 31, 2023 from $9.4 million at December 31, 2022 and decreased from the $9.5 million reported at March 31, 2022. Loan participations sold increased from $3.8 million, or 0.4%, of the portfolio at March 31, 2022, to $9.7 million, or 1.0%, of the portfolio, at December 31, 2022, and decreased to $9.3 million, or 1.0%, of the portfolio, at March 31, 2023.

Deposits

Deposit balances totaled $1.1 billion at March 31, 2023, representing a decrease of $54.4 million, or 4.7%, from the balance of $1.2 billion reported at December 31, 2022, and a decrease of $103.2 million, or 8.5%, from the balance of $1.2 billion at March 31, 2022.

Table 7. Deposits

The following table sets forth the amounts of deposits outstanding by category at March 31, 2023 and December 31, 2022, and the net change between the two periods presented.

(In thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing deposits	$394,745	$481,629	$(86,884)	(18.0)%
Interest-bearing deposits:
NOW and money market accounts	528,233	499,861	28,372	5.7%
Savings accounts	118,544	125,946	(7,402)	(5.9)%
Time deposits:
Under $250,000	52,835	42,933	9,902	23.1%
$250,000 and over	16,775	15,115	1,660	11.0%
Total interest-bearing deposits	716,387	683,855	32,532	4.8%
Total deposits	$1,111,132	$1,165,484	$(54,352)	(4.7)%

The following tables set forth estimated deposit balances exceeding the FDIC insurance limits as of:

(In thousands)	March 31, 2023	December 31, 2022
Uninsured deposits (1)	$643,470	$706,183
(1) Represents amount over insurance limit

	March 31, 2023
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$314	$1,686	$3,052	$972	$6,024
(1) Represents amount over insurance limit

	December 31, 2022
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$362	$412	$3,419	$1,173	$5,366
(1) Represents amount over insurance limit

Core deposits, as defined by the Company consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company’s principal sources of funding and liquidity. These core deposits amounted to 98.49% and 98.70% of total deposits at March 31, 2023 and December 31, 2022, respectively. The Company held no brokered deposits at March 31, 2023 or December 31, 2022.

On a year-to-date average basis, the Company experienced a decrease of $58.0 million, or 4.9%, in total deposits between the quarter ended March 31, 2023 and the quarter ended March 31, 2022. Between these two periods, interest-bearing deposits decreased $37.4 million, or 5.1%, and noninterest-bearing deposits decreased $20.6 million, or 4.4%.

Short-Term Borrowings

At March 31, 2023, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $432.6 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2.1 million. At March 31, 2023, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), PNC, and Union Bank totaling $50 million, $40 million, and $10 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2023, the Company had outstanding borrowings of $13.2 million. At March 31, 2022, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $435.6 million, collateralized FHLB lines of credit totaling $2.2 million, and uncollateralized lines of credit of $50 million with PCBB, $40 million with PNC, $20 million with Zion’s Bank, and $10 million with Union Bank at December 31, 2022.

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

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), effective January 1, 2023, and utilizes a current expected credit loss (“CECL”) methodology which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar characteristics. The Company estimates the appropriate level of allowance for credit losses for collateral-dependent loans by evaluating them separately. The Company also uses the CECL model to calculate the allowance for credit losses on off-balance sheet credit exposures, such as undrawn amounts on lines of credit. While the allowance for credit losses on loans is reported as contra-asset for loans, the allowance for credit losses on off-balance sheet credit exposure is reported as a liability.

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

The specific allowance for impaired loans is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary differences between impaired loans and nonperforming loans are: i) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial and residential real estate loans, construction loans, and agricultural loans, and ii) impaired loan recognition considers not only loans 90 days or more past due, modified loans and nonaccrual loans but may also include problem loans other than delinquent loans.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include nonaccrual loans, troubled debt restructures, and performing loans in which full payment of principal or interest is not expected. Management bases the measurement of these impaired loans either on the fair value of the loan’s collateral or the expected cash flows on the loan discounted at the loan’s stated interest rate. Cash receipts on impaired loans not performing to contractual terms and that are on nonaccrual status are used to reduce principal balances. Impairment losses are included in the allowance for credit losses through a charge to the provision, if applicable.

Real estate mortgage loans comprised approximately 0.5% of total impaired loan balances at March 31, 2023. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2023, approximately $13.2 million, or 93.7%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites.

Table 9. Impaired Loans and Specific Reserves

The following table summarizes the components of impaired loans and their related specific reserves:

	March 31, 2023		December 31, 2022
(In thousands)	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
Commercial and industrial	$—	$—	$—	$—
Real estate – mortgage	74	2	141	4
RE construction & development	13,109	—	14,436	—
Agricultural	879	48	1,051	48
Installment and student loans	—	—	—	—
Total impaired loans	$14,062	$50	$15,628	$52

Impaired loans declined $1.6 million to $14.1 million at March 31, 2023 compared to $15.6 million at December 31, 2022. Included in the balance of specific reserves at March 31, 2023, are $2,000 allocated to one real estate mortgage loan and $48,000 allocated to one agricultural loan. There were no reserves for real estate construction and development loans at March 31, 2023 and December 31, 2022, due to the value of the collateral securing those loans.

Table 11. Credit Quality Indicators for Outstanding Student Loans

The following table summarizes the credit quality indicators for outstanding student loans as of:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	69	$2,025	$967	70	$2,056	$908
Grace	12	327	163	27	667	348
Repayment	460	21,421	293	516	23,414	857
Deferment	256	10,784	1,964	268	10,974	1,732
Forbearance	142	6,862	374	91	5,019	237
Total	939	$41,419	$3,761	972	$42,130	$4,082

Included in installment loans are $41.4 million and $42.1 million in student loans at March 31, 2023 and December 31, 2022, respectively, made to medical and pharmacy school students. At March 31, 2023 there were 858 loans within repayment, deferment, and forbearance which represented $21.4 million, $10.8 million, and $6.9 million, respectively. At December 31, 2022, there were 875 loans within repayment, deferment, and forbearance which represented $23.4 million, $11.0 million and $5.0 million, respectively. As of March 31, 2023 and December 31, 2022 the reserve against the student loan portfolio was $4.8 million and $2.6 million, respectively.

Loan interest rates on the student loan portfolio range from 6.00% to 12.375% and 5.75% to 10.75% at March 31, 2023 and December 31, 2022, respectively.

Table 12. Nonperforming Assets

The following table summarizes the components of nonperforming assets as of March 31, 2023 and December 31, 2022, and the percentage of nonperforming assets to total gross loans, total assets, and the percentage of nonperforming assets to allowance for loan losses:

(In thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$13,195	$14,544
Loans past due 90 days or more, still accruing	382	252
Total nonperforming loans	13,577	14,796
Other real estate owned	4,582	4,582
Total nonperforming assets	$18,159	$19,378
Nonperforming loans to total gross loans	1.44%	1.52%
Nonperforming assets to total assets	1.44%	1.49%
Allowance for loan losses to nonperforming loans	115.06%	68.17%

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, decreased $1,360,000 from $19.5 million at December 31, 2022 to $18.2 million at March 31, 2023. The nonaccrual loans are well collateralized and in the process of collection. The ratio of the allowance for credit losses to nonperforming loans increased from 68.2% at December 31, 2022 to 115.1% at March 31, 2023.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

(In thousands)	March 31, 2023	December 31, 2022	$ Change
Nonaccrual Loans:
RE construction & development	$13,112	$14,436	$(1,324)
Agricultural	86	108	(22)
Total nonaccrual loans	$13,198	$14,544	$(1,346)

Loans past due more than 30 days receive increased management attention and are monitored for increased risk. The Company continues to move past due loans to nonaccrual status in an ongoing effort to recognize and address loan problems as early and most effectively as possible. As impaired loans, nonaccrual and modified loans are reviewed for specific reserve allocations, the allowance for credit losses is adjusted accordingly.

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2023 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or modified loan at some future date.

Nonaccrual loans, totaling $13.2 million at March 31, 2023, decreased $1.3 million from $14.5 million at December 31, 2022, with real estate mortgage and real estate construction loans comprising 99.3% of total nonaccrual loans at March 31, 2023. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $1.6 million during the quarter ended March 31, 2023 to a balance of $14.1 million at March 31, 2023. Other real estate owned through foreclosure remained at $4.6 million for the periods ended March 31, 2023 and December 31, 2022. Nonperforming assets as a percentage of total assets decreased from 1.49% at December 31, 2022 to 1.44% at March 31, 2023.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
(Reversal) provision for credit losses year-to-date	$(493)	$1,802	$5
Allowance as % of nonperforming loans	115.1%	68.2%	80.8%
Nonperforming loans as % total loans	1.4%	1.5%	1.3%

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including modifications.

The following table summarizes special mention loans by type as of:

(In thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$—	$200
Commercial real estate mortgage	25,823	26,019
Agricultural	1,017	1,017
Total special mention loans	$26,840	$27,236

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which creates pressure on loan pricing. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company enters into loan modifications when it improves collection prospects. Management recognizes the increased risk of loss due to the Company’s exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the quarter ended March 31, 2023 and March 31, 2022.

Table 13. Allowance for Credit Losses - Summary of Activity

(In thousands)	March 31, 2023	March 31, 2022
Total loans outstanding at end of period before deducting allowances for credit losses	$942,727	$879,379
Average loans outstanding during period	960,648	870,851

Balance of allowance at beginning of period	$10,182	$9,333
Impact of adoption of ASU 2016-13	6,367	—
Loans charged-off:
Installment and student loans	(477)	(358)
Total loans charged-off	(477)	(358)
Recoveries of loans previously charged-off:
Real estate	20	4
Commercial and industrial	—	284
Installment and student loans	23	8
Total loan recoveries	43	296
Net loans charged-off	(434)	(62)
Provision charged to operating expense	(493)	5
Balance of allowance for credit losses at end of period	$15,622	$9,276

Net loan charged-off to total average loans (annualized)	0.18%	0.03%
Net loan charged-off to loans at end of period (annualized)	0.18%	0.03%
Allowance for credit losses to total loans at end of period	1.65%	1.06%
Net loan charged-off to allowance for credit losses (annualized)	11.11%	2.63%
Provision for credit losses to net charged-off (annualized)	(227.19)%	(16.13)%

Provisions for credit losses are determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the quarter ended March 31, 2023, a $493,000 reverse provision was recorded to the allowance for credit losses as compared to a $5,000 provision for the quarter ended March 31, 2022.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances in each category for the quarters indicated:

	March 31, 2023			March 31, 2022
(In thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	$—	$49,628	—%	$(268)	$39,613	(0.68)%
Real estate mortgages	(20)	667,376	<0.01%	(4)	576,512	<0.01%
RE construction and development	—	148,340	—%	—	155,077	—%
Agricultural	—	50,332	—%	(16)	48,695	(0.03)%
Installment and student loans	454	44,972	1.01%	350	50,954	0.69%
Total	$434	$960,648	0.05%	$62	$870,851	0.01%

Net charge-offs during the quarter ended March 31, 2023 totaled $434,000 as compared to net charge-offs of $61,000 for the quarter ended March 31, 2022. The Company charged-off, or had partial charge-offs on 12 loans during the quarter ended March 31, 2023, compared to 4 loans during the same period ended March 31, 2022, and 24 loans during the year ended December 31, 2022. The annualized percentage of net charge-offs to average loans was 0.18% for the quarter ended March 31, 2023. Annualized percentage net charge-offs were 0.19% for the year ended December 31, 2022. Annualized percentage net charge-offs were 0.03% for the quarter ended March 31, 2022. The Company’s loans net of unearned fees increased from $879.4 million at March 31, 2022 to $942.7 million at March 31, 2023.

The allowance at March 31, 2023 was 1.65% of outstanding loan balances, as compared to 1.04% at December 31, 2022, and 1.06% at March 31, 2022.

At March 31, 2023 and March 31, 2022, unfunded loan commitment reserves of $805,000 and $569,000 respectively, were reported in other liabilities. Management believes that the 1.65% credit loss allowance at March 31, 2023 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company’s service areas resulting in increased losses in the loan portfolio not captured by the current allowance for loan losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s asset/liability management, liquidity strategy, and capital planning is guided by policies, formulated and monitored by the Asset and Liability Management Committee (“ALCO”) and Management, to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

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

The following table sets forth asset balances as of:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$45,153	3.6%	$38,595	3.0%
Net loans	927,105	73.5%	969,996	74.7%
Investment securities	208,914	16.6%	210,860	16.2%

At March 31, 2023, the loan to deposit ratio was 84.84% compared to a loan to deposit ratio of 84.10% at December 31, 2022.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprised approximately 98.5% of total deposits at March 31, 2023, provide a significant and stable funding source for the Company. At March 31, 2023, there were $13.2 million in borrowings against the Bank’s unsecured credit line at PCBB. Unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker'’ Bank, Zion’s Bank, Union Bank and the Federal Reserve Bank totaling $481.5 million were collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $579.8 million at

March 31, 2023. For a further detail of the Company’s borrowing arrangements, see Note 6 to the consolidated financial statements.

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows):

(In thousands)	Balance
December 31, 2021	$219,219
March 31, 2022	224,934
December 31, 2022	38,595
March 31, 2023	45,153

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ACL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan requires the Bank to maintain a Tier 1 Leverage Ratio equal to or greater than 9%. The Bank’s Tier 1 Capital Ratio was 10.88% and 9.55% at March 31, 2023 and 2022, respectively.

The Company uses a variety of measures to evaluate its capital adequacy. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. The following table sets forth the Company’s and the Bank’s actual capital positions at March 31, 2023:

Capital Ratios

	March 31, 2023	Ratios at December 31, 2022	Minimum Requirement to be Well Capitalized	Minimum requirement for Community Bank Leverage Ratio (1)
Tier 1 capital to adjusted average assets (“Leverage Ratio”)
Company	10.89%	10.10%	5.00%	9.00%
Bank	10.88%	10.11%	5.00%	9.00%
(1) If the Bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the Bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.

As of March 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3.0 million of the outstanding stock of the Holding Company. This amount represents 2.7% of total shareholders’ equity of $112.9 million at March 31, 2023. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the quarter ended March 31, 2023, the Company did not repurchase any of the shares available.

During the quarter ended ended March 31, 2023, the Bank paid $2.0 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs, payments of interest on its junior subordinated debt, and dividend payments to shareholders.

On March 28, 2023, the Company’s Board of Directors declared a cash dividend of $0.11 per share on the Company’s common stock. The dividend was payable on April 21, 2023, to shareholders of record as of April 7, 2023. Approximately $1.9 million was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in the California Financial Code, as administered by the Commissioner of the Department of Financial Protection and Innovation (Commissioner). As applicable to the Bank, the Financial Code provides that the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to the Holding Company during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity of the Bank is not adequate or that the declaration of a dividend would be unsafe or unsound, the Commissioner may order the Bank not to pay any dividend. The Reserve Bank may also limit dividends paid by the Bank.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to smaller reporting companies.

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

As of March 31, 2023, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended March 31, 2023.

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

United Security Bancshares

Date:	May 15, 2023	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer