Form 10-Q
period 2023-06-30
UNITED SECURITY BANCSHARES
filed 2023-08-14
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	UBFO	Nasdaq

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2023: 17,094,298

PART I. Financial Information
Item 1 - Financial Statements (Unaudited)

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2023 and December 31, 2022

(In thousands except shares)	June 30, 2023	December 31, 2022
Assets
Cash and noninterest-bearing deposits in other banks	$33,220	$31,650
Due from Federal Reserve Bank (FRB)	25,183	6,945
Cash and cash equivalents	58,403	38,595
Investment securities (at fair value)
Available-for-sale (AFS) securities	202,213	207,545
Marketable equity securities	3,308	3,315
Total investment securities	205,521	210,860
Loans	961,379	981,772
Unearned fees and unamortized loan origination costs - net	(1,258)	(1,594)
Allowance for credit losses	(16,110)	(10,182)
Net loans	944,011	969,996
Premises and equipment - net	9,340	9,770
Accrued interest receivable	7,770	8,489
Other real estate owned	4,582	4,582
Goodwill	4,488	4,488
Deferred tax assets - net	14,348	12,825
Cash surrender value of life insurance	23,196	22,893
Operating lease right-of-use assets	1,653	1,984
Other assets	15,507	14,711
Total assets	$1,288,819	$1,299,193

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Non-interest-bearing	$476,387	$481,629
Interest-bearing	570,167	683,855
Total deposits	1,046,554	1,165,484
Short-term borrowings	100,620	—
Operating lease liabilities	1,759	2,093
Other liabilities	13,487	8,270
Junior subordinated debentures (at fair value)	10,719	10,883
Total liabilities	1,173,139	1,186,730
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,129,938 at June 30, 2023 and 17,067,253 at December 31, 2022	60,451	60,030
Retained earnings	71,857	69,928
Accumulated other comprehensive loss, net of tax	(16,628)	(17,495)
Total shareholders’ equity	115,680	112,463
Total liabilities and shareholders’ equity	$1,288,819	$1,299,193

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and EPS)	2023	2022	2023	2022
Interest Income:
Interest and fees on loans	$13,529	$9,731	$26,529	$18,849
Interest on investment securities	1,501	1,004	3,002	1,795
Interest on deposits in FRB	56	258	114	340
Total interest income	15,086	10,993	29,645	20,984
Interest Expense:
Interest on deposits	1,944	515	3,287	1,023
Interest on other borrowed funds	638	69	909	114
Total interest expense	2,582	584	4,196	1,137
Net Interest Income	12,504	10,409	25,449	19,847
Provision for Credit Losses	1,091	512	598	417
Net Interest Income after Provision for Credit Losses	11,413	9,897	24,851	19,430
Noninterest Income:
Customer service fees	767	776	1,501	1,429
Increase in cash surrender value of bank-owned life insurance	171	114	303	253
Unrealized loss on fair value of marketable equity securities	(50)	(127)	(7)	(309)
Gain (loss) on fair value of junior subordinated debentures	(75)	(869)	258	(1,869)
Gain on sale of investment securities	—	—	—	30
Other	198	708	405	861
Total noninterest income	1,011	602	2,460	395
Noninterest Expense:
Salaries and employee benefits	3,301	2,777	6,561	5,826
Occupancy expense	858	849	1,820	1,628
Data processing	205	145	379	260
Professional fees	910	919	1,792	1,868
Regulatory assessments	193	187	385	417
Director fees	106	116	216	234
Correspondent bank service charges	19	24	38	50
Net cost of operation of OREO	58	2	96	(6)
Other	557	651	1,161	1,308
Total noninterest expense	6,207	5,670	12,448	11,585
Income before provision for taxes	6,217	4,829	14,863	8,240
Provision for income taxes	1,800	1,394	4,321	2,362
Net income	$4,417	$3,435	$10,542	$5,878
Net Income per common share
Basic	$0.26	$0.20	$0.62	$0.35
Diluted	$0.26	$0.20	$0.62	$0.34
Weighted average common shares outstanding
Basic	17,102,740	17,036,364	17,089,693	17,033,401
Diluted	17,114,740	17,057,755	17,103,601	17,054,742

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net Income	$4,417	$3,435	$10,542	$5,878
Unrealized holdings (loss) gain on debt securities	(86)	(8,744)	1,239	(20,433)
Unrealized gain on unrecognized post-retirement costs	20	20	43	44
Unrealized gain (loss) on junior subordinated debentures	387	1,292	(53)	2,594
Other comprehensive income (loss), before tax	321	(7,432)	1,229	(17,795)
Tax benefit (expense) related to debt securities	26	2,585	(366)	6,040
Tax expense related to unrecognized post-retirement costs	(5)	(6)	(12)	(13)
Tax (expense) benefit related to junior subordinated debentures	(114)	(382)	16	(767)
Total other comprehensive income (loss)	228	(5,235)	867	(12,535)
Comprehensive income (loss)	$4,645	$(1,800)	$11,409	$(6,657)

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended June 30, 2023 and 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance March 31, 2022	17,034,407	$59,736	$62,314	$(8,474)	$113,576
Other comprehensive loss	—	—	—	(5,235)	(5,235)
Dividends payable ($0.11 per share)	—	—	(1,875)	—	(1,875)
Restricted stock units released	6,142	—	—	—	—
Director stock grant	—	47	—	—	47
Stock-based compensation expense	—	53	—	—	53
Net income	—	—	3,435	—	3,435
Balance June 30, 2022	17,040,549	$59,836	$63,874	$(13,709)	$110,001

Balance March 31, 2023	17,094,298	$60,269	$69,495	$(16,856)	$112,908
Other comprehensive income	—	—	—	228	228
Dividends payable ($0.12 per share)	—	—	(2,055)	—	(2,055)
Restricted stock units released	35,640	—	—	—	—
Director stock grant	—	41	—	—	41
Stock options exercised	—	106	—	—	106
Stock-based compensation expense	—	35	—	—	35
Net income	—	—	4,417	—	4,417
Balance June 30, 2023	17,129,938	$60,451	$71,857	$(16,628)	$115,680

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2023 and 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance December 31, 2021	17,028,239	59,636	61,745	(1,174)	120,207
Other comprehensive loss				(12,535)	(12,535)
Dividends payable ($0.11 per share)			(3,749)		(3,749)
Restricted stock units released	12,310				—
Tax benefit from restricted stock units released		(1)			(1)
Director stock grant		95			95
Stock-based compensation expense		106			106
Net income			5,878		5,878
Balance June 30, 2022	17,040,549	59,836	63,874	(13,709)	110,001

Balance December 31, 2022	17,067,253	60,030	69,928	(17,495)	112,463
Other comprehensive income	—			867	867
Dividends paid ($0.11 per share)	—		(1,880)		(1,880)
Dividends payable ($0.12 per share)			(2,055)		(2,055)
Restricted stock units released	62,685				—
Tax benefit from RSUs released	—	(10)			(10)
Director stock grant	—	249			249
Stock options exercised		106			106
Stock-based compensation expense	—	76			76
Cumulative effect of adopting Current Expected Credit Losses (CECL)	—		(4,678)		(4,678)
Net income	—		10,542		10,542
Balance June 30, 2023	17,129,938	60,451	71,857	(16,628)	115,680

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2023	2022
Cash Flows From Operating Activities:
Net Income	$10,542	$5,878
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	598	417
Depreciation and amortization	740	627
Amortization of operating lease right-of-use assets	331	304
Amortization of premium/discount on investment securities, net	208	348
Gain on sale of investment securities	—	(30)
Decrease (increase) in accrued interest receivable	720	(735)
(Decrease) increase in accrued interest payable	(5)	2
Increase (decrease) in accounts payable and accrued liabilities	4,717	(33)
(Decrease) increase in unearned fees and unamortized loan origination costs, net	(336)	237
Increase in income taxes receivable	(355)	(6)
Loss on marketable equity securities	7	309
Stock-based compensation expense	316	201
Benefit for deferred income taxes	60	214
Increase in cash surrender value of bank-owned life insurance	(303)	(253)
(Gain) loss on fair value option of junior subordinated debentures	(258)	1,869
Net decrease (increase) in other assets	672	(1,570)
Net cash provided by operating activities	17,654	7,749
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(1,433)	(2,428)
Purchases of available-for-sale securities	—	(81,762)
Principal payments of available-for-sale securities	6,364	11,898
Cash proceeds from sale of available-for-sale securities	—	15,676
Net decrease (increase) in loans	19,491	(78,731)
Capital expenditures of premises and equipment	(310)	(746)
Net cash provided by (used in) investing activities	24,112	(136,093)
Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits and savings accounts	(131,307)	13,743
Net increase in time deposits	12,377	6,347
Proceeds from exercise of stock options	106	—
Net change in federal funds purchased	100,620	—
Dividends on common stock	(3,754)	(3,749)
Net cash (used in) provided by financing activities	(21,958)	16,341
Net change in cash and cash equivalents	19,808	(111,973)
Cash and cash equivalents at beginning of period	38,595	219,219
Cash and cash equivalents at end of period	$58,403	$107,246

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1.Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares (“Company” or “USB”) and its wholly-owned subsidiary, United Security Bank (“Bank”). Intercompany accounts and transactions have been eliminated in consolidation.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in its 2022 Annual Report on Form 10-K. These interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of a normal, recurring nature and considered necessary for a fair presentation, have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Impact of New Financial Accounting Standards:

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This update replaces the incurred loss methodology with a current expected loss methodology, commonly referred to as CECL, which seeks to improve financial reporting by requiring timelier recording of credit losses on assets measured at amortized cost, such as loan receivables, held-to-maturity securities, and off-balance sheet exposures. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

On January 1, 2023, the Company adopted ASC 326, Financial Instruments-Credit Losses, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2023, are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of this new standard required a cumulative adjustment to the allowance for credit losses, leading to an increase in the credit loss balance of $6.4 million and an increase in the reserve for unfunded loan commitments of $273,000, resulting in a combined adjustment to retained earnings of $4.7 million, net of a $1.9 million tax adjustment.

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

Available-for-sale debt securities in an unrealized loss position are evaluated when the amortized cost of a security exceeds its fair value. If it is determined that it will be necessary to sell a security before the fair value increases to the amortized cost, the amortized cost will be written down to fair value through income. At that point, any previously recorded allowance for credit loss (ACL) would be written off and any additional impairment would be recognized through earnings. If it is believed that the Company will not be required to sell a security before the fair value recovers, a determination will be made as to whether or not the decline in fair value is the result of a credit loss or noncredit factors such as changes in current market rates. If it is determined that the decline is due to a credit loss, the amount recognized as the credit loss will be determined using a discounted cash flow approach. Cash flows expected to be collected would be discounted at the effective interest rate established at acquisition. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses would be recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU was effective for all entities as of March 12, 2020, through December 31, 2022. However, the effective date was updated in ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the sunset date of Topic 848, and is currently set for December 31, 2024. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company anticipates a minimal impact to junior subordinated debt and floating rate loans tied to LIBOR.

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. This ASU provides new guidance on the treatment of troubled debt restructurings in relation to the adoption of the CECL model for the accounting for credit losses (see note above regarding ASU 2016-13). Previous accounting guidance related to troubled debt restructurings is eliminated and new disclosure requirements are adopted in regard to loan refinancing and restructurings made to borrowers experiencing financial difficulties under the assumption that the CECL model will capture credit losses related to troubled debt restructurings. New disclosures regarding gross write-offs for financing receivables by year of origination are also included in the update. This update has been adopted as of January 1, 2023. The Bank will no longer report troubled debt restructurings or classify loans as such. TDRs previously recognized have been incorporated into the CECL methodology as it applies to loan loss reserves as of January 1, 2023.

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$7,023	$5	$(52)	$6,976
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	105,633	7	(13,183)	92,457
U.S. Treasury securities	30,023	—	(506)	29,517
Municipal bonds	50,581	—	(9,027)	41,554
Corporate bonds	34,778	31	(3,100)	31,709
Total securities available-for-sale	$228,038	$43	$(25,868)	$202,213

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$8,275	$7	$(51)	$8,231
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	110,908	5	(13,695)	97,218
U.S. Treasury securities	30,004	—	(780)	29,224
Municipal bonds	50,678	—	(10,508)	40,170
Corporate bonds	34,745	5	(2,048)	32,702
Total securities available-for-sale	$234,610	$17	$(27,082)	$207,545

The amortized cost and fair value of securities available for sale at June 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	June 30, 2023
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$30,123	$29,616
Due after one year through five years	27,981	26,368
Due after five years through ten years	59,040	49,041
Due after ten years	5,261	4,730
Collateralized mortgage obligations	105,633	92,458
	$228,038	$202,213

Proceeds and gross realized gains (losses) from sales of available-for-sale investment securities are shown below:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Proceeds from sales or calls	$—	$—	$—	$15,676
Gross realized gains from sales or calls	$—	$—	$—	$78
Gross realized losses from sales or calls	$—	$—	$—	$(48)

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using the proceeds to purchase securities that better fit with the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses recorded due to credit-related factors for the three and six month periods ended June 30, 2023 or June 30, 2022.

At June 30, 2023, available-for-sale securities with an amortized cost of approximately $75.5 million and a fair value of $65.8 million were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances. At December 31, 2022, available-for-sale securities with an amortized cost of approximately $78.8 million and a fair value of $69.0 million were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes AFS debt securities in an unrealized loss position for which a credit loss has not been recorded:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
June 30, 2023
U.S. Government agencies	$—	$—	$4,778	$(52)	$4,778	$(52)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	4,357	(211)	87,660	(12,972)	92,017	(13,183)
Corporate bonds	—	—	26,865	(3,100)	26,865	(3,100)
Municipal bonds	—	—	41,553	(9,027)	41,553	(9,027)
U.S. Treasury securities	9,938	(29)	19,578	(477)	29,516	(506)
Total available-for-sale	$14,295	$(240)	$180,434	$(25,628)	$194,729	$(25,868)

December 31, 2022
U.S. Government agencies	$—	$—	$5,831	$(51)	$5,831	$(51)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	47,968	(3,949)	48,763	(9,746)	96,731	(13,695)
Corporate bonds	24,424	(1,491)	5,443	(557)	29,867	(2,048)
Municipal bonds	—	—	40,170	(10,508)	40,170	(10,508)
U.S. Treasury securities	14,714	(190)	14,510	(590)	29,224	(780)
Total available-for-sale	$87,106	$(5,630)	$114,717	$(21,452)	$201,823	$(27,082)

The following summarizes the number of AFS debt securities in an unrealized loss position for which a credit loss has not been recorded:

	June 30, 2023	December 31, 2022
Securities available for sale:
U.S. Government agencies	4	4
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	52	51
Municipal bonds	46	46
Corporate bonds	9	9
U.S. Treasury securities	4	4
Total available for sale	115	114

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit losses. At June 30, 2023, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates and not credit quality. These declines are primarily the result of the fast pace and large increases in interest rates during the last two years, which have led to decreases in bond prices and increases in yields. Because the Company does not intend to sell these securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company does not consider it necessary to provide an allowance for any available-for-sale security at June 30, 2023.

During the six months ended June 30, 2023 and 2022, the Company recognized $7,000 of unrealized losses and $309,000 of unrealized losses, respectively, related to marketable equity securities, related to one mutual fund, in the consolidated statements of income. During the quarters ended June 30, 2023 and 2022, the Company recognized $50,000 and $127,000 of unrealized losses related to the same mutual fund.

The Company had no held-to-maturity or trading securities at June 30, 2023 or December 31, 2022.

3.Loans

Loans, net of deferred loan fees are comprised of the following:

(In thousands)	June 30, 2023	December 31, 2022
Commercial and industrial:
Commercial and business loans	$52,800	$57,770
Government program loans	127	132
Total commercial and industrial	52,927	57,902
Real estate mortgage:
Commercial real estate	403,216	398,115
Residential mortgages	265,858	273,357
Home improvement and home equity loans	43	49
Total real estate mortgage	669,117	671,521
Real estate construction and development	135,300	153,374
Agricultural	57,666	52,722
Installment and student loans	45,111	44,659
Total loans	$960,121	$980,178

The Company’s directly-originated loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. The Company’s participation loans with other financial institutions are primarily in the state of California.

Commercial and industrial loans, representing 5.5% of total loans at June 30, 2023 and 5.9% at December 31, 2022, are generally made to support the ongoing operations of small- to medium-sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate; the remainder are unsecured. Extensions of credit are predicated upon the financial capacity of the borrower and repayment is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 69.7% of total loans at June 30, 2023 and 68.5% at December 31, 2022, are typically secured by either trust deeds on commercial property or single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

•Commercial real estate mortgage loans comprise the largest segment of this loan category and are available for both income-producing and non-income-producing commercial properties, including: office buildings, shopping centers, apartments and motels, owner occupied buildings, manufacturing facilities, and more. Commercial real estate mortgage loans can also be used to refinance existing debt. These loans are typically repaid from the borrower’s business operations, rental income associated with the real property, or personal assets.

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

Real estate construction and development loans, representing 14.1% of total loans at June 30, 2023 and 15.5% at December 31, 2022, consist of loans for residential and commercial construction projects, as well as land acquisition and development, and land held for future development. Loans in this category are secured by real estate, including improved- and unimproved-land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans, representing 6.0% of total loans at June 30, 2023 and 5.4% at December 31, 2022, are generally secured by land, equipment, inventory, and receivables. Repayment is from the cash flow of the borrower.

Installment loans, which represented 4.7% of total loans at June 30, 2023 and 4.6% at December 31, 2022, generally consist of student loans; loans to individuals for household, family and other personal expenditures; automobiles; or other consumer items. See Note 4 - Student Loans for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2023 and December 31, 2022, these financial instruments include commitments to extend credit of $224.4 million and $190.2 million, respectively, and standby letters of credit of $1.2 million and $1.6 million for the same period ends, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to these financial instruments is represented by the contractual amounts of those instruments. The Company applies the same credit policies used for on-balance sheet instruments.

Commitments to extend credit continue as long as there is no violation of any condition established in the customer’s contract. Substantially all of these commitments are at floating interest rates based on the prime rate and generally have fixed expiration dates. The Company evaluates each customer’s creditworthiness on a case-by-case basis and collateral may be required in some cases. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate, and income-producing properties.

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

The following is a summary of the amortized cost of delinquent loans at June 30, 2023:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$52,800	$52,800	$—
Government program loans	—	—	—	—	127	127	—
Total commercial and industrial	—	—	—	—	52,927	52,927	—
Commercial real estate loans	—	—	—	—	403,216	403,216	—
Residential mortgages	573	—	—	573	265,285	265,858	—
Home improvement and home equity loans	6	—	—	6	37	43	—
Total real estate mortgage	579	—	—	579	668,538	669,117	—
Real estate construction and development loans	—	—	11,390	11,390	123,910	135,300	—
Agricultural loans	—	—	73	73	57,593	57,666	—
Installment and student loans	984	215	171	1,370	43,530	44,900	171
Overdraft protection lines	—	—	—	—	12	12	—
Overdrafts	—	—	—	—	199	199	—
Total installment and student loans	984	215	171	1,370	43,741	45,111	171
Total loans	$1,563	$215	$11,634	$13,412	$946,709	$960,121	$171

The following is a summary of the amortized cost of delinquent loans at December 31, 2022:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$57,770	$57,770	$—
Government program loans	—	—	—	—	132	132	—
Total commercial and industrial	—	—	—	—	57,902	57,902	—
Commercial real estate loans	—	—	—	—	398,115	398,115	—
Residential mortgages	—	—	—	—	273,357	273,357	—
Home improvement and home equity loans	8	—	—	8	41	49	—
Total real estate mortgage	8	—	—	8	671,513	671,521	—
Real estate construction and development loans	—	—	12,545	12,545	140,829	153,374	—
Agricultural loans	—	—	108	108	52,614	52,722	—
Installment and student loans	546	642	252	1,440	42,714	44,154	252
Overdraft protection lines	—	—	—	—	17	17	—
Overdrafts	—	—	—	—	488	488	—
Total installment and student loans	546	642	252	1,440	43,219	44,659	252
Total loans	$554	$642	$12,905	$14,101	$966,077	$980,178	$252

Nonaccrual Loans

Loans are placed on nonaccrual status under the following circumstances:

- When there is doubt regarding the full repayment of interest and principal.

- When principal and/or interest on the loan has been in default for a period of 90 days or more, unless the asset is both well secured and in the process of collection that will result in repayment in the near future.

- When the loan is identified as having loss elements and/or is risk rated “8” Doubtful.

Loans on nonaccrual status are usually returned to accrual status when all delinquent principal and/or interest has been brought current, when there is no identified element of loss, and when current and continued satisfactory performance is expected. Return to accrual is generally demonstrated through the timely receipt of at least six monthly payments on a loan with monthly amortization. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2023 and 2022.

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2023 or December 31, 2022.

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days and still accruing:

	June 30, 2023			December 31, 2022
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Nonaccrual Loans	Loans past due over 89 Days Still Accruing	Nonaccrual Loans With No Allowance For Credit Losses	Nonaccrual Loans	Loans Past Due Over 89 Days Still Accruing
Real estate construction and development loans	$13,142	$13,142	$—	$14,436	$14,436	$—
Agricultural loans	—	73	—		108	—
Installment and student loans	—	—	171			252
Total	$13,142	$13,215	$171	$14,436	$14,544	$252

Credit Quality Indicators

As part of its credit monitoring program, the Company utilizes a risk rating system to quantify the risk the Company estimates it has assumed during the life of a loan. This system rates the strength of the borrower and the facility or transaction, and is designed to provide a program for risk management and early detection of problems.

For each new credit approval, credit extension, renewal, or modification of existing credit facilities, the Company assigns risk ratings utilizing the rating scale identified in this policy. In addition, on an on-going basis, loans and credit facilities are reviewed for internal and external influences impacting the credit facility that would warrant a change in the risk rating. Each credit facility is given a risk rating that takes into account factors that materially affect credit quality.

When assigning risk ratings, the Company evaluates two risk rating approaches, a facility rating and a borrower rating:

Facility Rating:

The facility rating is determined by the analysis of positive and negative factors that may indicate that the quality of a particular loan or credit arrangement requires a different risk rating than that assigned to the borrower. The Company assesses the risk impact of these factors:

Collateral - The rating may be affected by the type and quality of the collateral, the degree of coverage, the economic life of the collateral, the liquidation value, and the Company's ability to dispose of the collateral.

Guarantees - The value of third party support arrangements varies widely. Unconditional guaranties from persons with demonstrable ability to perform are more substantial than that of persons closely-related to the borrower who offer only modest support.

Unusual Terms - Credit may be extended on terms that subject the Company to a higher level of risk than indicated in the rating of the borrower.

Borrower Rating:

The borrower rating is a measure of loss possibility based on the historical, current, and anticipated financial characteristics of the borrower in the current risk environment. To determine the rating, the Company considers the following factors:

-    Quality of management
-    Liquidity
-    Leverage/capitalization
-    Profit margins/earnings trend
-    Adequacy of financial records
-    Alternative funding sources
-    Geographic risk
-    Industry risk
-    Cash flow risk

-    Accounting practices
-    Asset protection
-    Extraordinary risks

The Company assigns risk ratings to loans, other than consumer loans and other homogeneous loan pools, based on the following scale. The risk ratings are used when determining borrower ratings as well as facility ratings. The Company uses the following risk rating grades:

Pass Ratings:
-    Grades 1 and 2 – These grades include loans to high quality borrowers with high credit quality and sound financial strength. Key financial ratios are generally above industry averages and the borrower has a strong earnings history or net worth. These may be secured by deposit accounts or high-grade investment securities.

-    Grade 3 – This grade includes loans to borrowers with solid credit quality and minimal risk. The borrower’s balance sheet and financial ratios are generally in line with industry averages, and the borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans assigned this risk rating must have characteristics which place them well above the minimum underwriting requirements for those departments. Asset-based borrowers assigned this rating must exhibit extremely favorable leverage and cash flow characteristics, and consistently demonstrate a high level of unused borrowing capacity.

-    Grades 4 and 5 – These include pass grade loans to borrowers of acceptable credit quality and risk. The borrower’s balance sheet and financial ratios may be below industry averages, but above the lowest industry quartile. Leverage is above and liquidity is below industry averages. Inadequacies evident in financial performance and/or management sufficiency are offset by readily available features of support, such as adequate collateral, or good guarantors having the liquid assets and/or cash flow capacity to repay the debt. Although, the borrower may have recognized a loss over three or four years, recent earnings trends, while perhaps somewhat cyclical, are improving and cash flows are adequate to cover debt service and fixed obligations. Real estate and asset borrowers who fully comply with all underwriting standards and are performing according to projections are assigned this rating. These also include grade 5 loans which are leveraged or on management’s watch list. While still considered pass loans, the borrower’s financial condition, cash flow, or operations evidence more than average risk and short term weaknesses. These loans warrant a higher than average level of monitoring, supervision, and attention from the Company, but do not reflect credit weakness trends that weaken or inadequately protect the Company’s credit position. Loans with a grade 5 rating are not normally acceptable as new credits unless they are adequately secured or carry substantial endorser/guarantors.

Special Mention Rating:
-    Grade 6 – This grade includes loans that are currently protected but potentially weak. This is generally an interim classification and these loans will typically be upgraded to an acceptable rating or downgraded to a substandard rating within a reasonable time period. Weaknesses in special mention loans may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date. Special mention loans are often loans with weaknesses inherent in the loan origination and loan servicing, and may have some technical deficiencies. This designation indicates a distinct probability that the classification will deteriorate to a more adverse class if the noted deficiencies are not addressed by the loan officer or loan management.

Substandard Rating:
-    Grade 7 – This grade includes substandard loans which are inadequately supported by the current sound net worth and paying capacity of the borrower or the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses, that may impair the regular liquidation of the debt. When a loan has been downgraded to substandard, there exists a distinct possibility that the Company will sustain a loss if the deficiencies are not corrected.

Doubtful Ratings:
-    Grade 8 – This grade includes doubtful loans that exhibit the same characteristics as substandard loans. Loan weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high but, due to pending factors which may work toward the strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include a proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

-    Grade 9 – This grade includes loans classified as loss which are considered uncollectible and of such little value that their continuance as bankable-assets is not warranted. This classification does not mean that the asset has no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset even though partial recovery may be achieved in the future.

The following table presents loans by class, net of deferred fees, by risk rating and period indicated as of June 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and business
Pass	$3,046	$4,856	$1,343	$958	$16	$1,132	$41,448	$—	$52,799
Special Mention	—	—	—	—	—	—	1	—	1
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	3,046	4,856	1,343	958	16	1,132	41,449	—	52,800
Government program
Pass	—	—	—	6	—	121	—	—	127
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	—	—	6	—	121	—	—	127
Commercial real estate
Pass	26,005	102,723	36,314	59,724	53,770	110,099	1,797	—	390,432
Special Mention	—	—	—	4,997	7,787	—	—	—	12,784
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	26,005	102,723	36,314	64,721	61,557	110,099	1,797	—	403,216
Residential mortgages
Not graded	—	25,074	210,862	2,335	—	10,300	—	—	248,571
Pass	1,995	1,925	5,465	1,902	4,193	1,807	—	—	17,287
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	1,995	26,999	216,327	4,237	4,193	12,107	—	—	265,858
Home improvement and home equity
Not graded	—	—	—	—	—	37	—	—	37
Pass	—	—	—	—	—	6	—	—	6
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	43	—	—	43
Real estate construction and development
Pass	12,960	13,364	21,632	24,323	180	5,174	44,525	—	122,158
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,524	—	9,618	—	—	13,142
Doubtful	—	—	—	—	—	—	—	—	—
	12,960	13,364	21,632	27,847	180	14,792	44,525	—	135,300
Agricultural
Pass	—	6,651	465	3,035	1,691	12,830	31,662	—	56,334
Special Mention	—	—	—	513	—	356	—	—	869
Substandard	—	—	—	—	—	73	390	—	463

Doubtful	—	—	—	—	—	—	—	—	—
	—	6,651	465	3,548	1,691	13,259	32,052	—	57,666
Installment and student loans
Not graded	667	310	193	162	529	41,225	736	—	43,822
Pass	1,288	—	—	—	—	—	—	—	1,288
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—	—
	1,955	310	193	162	529	41,225	737	—	45,111
Total Loans	$45,961	$154,903	$276,274	$101,479	$68,166	$192,778	$120,560	$—	$960,121

Allowance for Credit Losses on Loans

The Company adopted ASU 2016-13, Financial Instrument-Credit Losses (Topic 326), effective January 1, 2023. This loss measurement, which uses the current expected credit loss (CECL) cohort methodology analysis, relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. Management estimates the allowance for credit loss balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2006 to 2023. The Company expects that the markets in which it operates will experience a slight decline in economic conditions and an increase in unemployment rates and levels and trends of delinquencies over the next two years. Management has adjusted the historical loss experience for these expectations.

The Company analyzes risk characteristics inherent in each loan portfolio segment as part of the quarterly review of the adequacy of the allowance for credit losses on loans. The following summarizes some of the key risk characteristics for the ten segments of the loan portfolio:

Commercial and industrial loans – Commercial loans are subject to the effects of economic cycles and tend to exhibit increased risk as economic conditions deteriorate or economic downturn are prolonged. The Company considers this segment to be one of higher risk given the size of individual loans and the balances in the overall portfolio.

Government program loans – This is a relatively small part of the Company’s loan portfolio, but has historically had a high percentage of loans that have migrated from pass to substandard given their vulnerability to economic cycles.

Commercial real estate loans – This segment is considered to have more risk due to the vulnerability of commercial businesses to economic cycles as well as their exposure to fluctuations in real estate prices. Losses in this segment have been historically low because most loans are real estate-secured, and the Bank maintains appropriate loan-to-value ratios.

Residential mortgages – This segment is considered to have low risk factors based on the past experienced of both the Company and peers. Loans in this category are secured by first deeds of trust.

Home improvement and home equity loans – Because of their junior lien position, these loans have an inherently higher risk level.

Real estate construction and development loans – This segment of loans is considered to have a higher risk profile due to construction issues and market value fluctuations in conjunction with normal credit risks.

Agricultural loans – This segment is considered to have risks associated with weather, insects, marketing issues, and crop concentration. Additionally, California may experience severe droughts, which can significantly harm the business of customers and the credit quality of the loans to those customers. Water resources and related issues affecting customers are closely monitored. Signs of deterioration within this loan portfolio are closely monitored in an effort to manage credit quality and promote early efforts to work with borrowers in order to mitigate any potential losses.

Installment, overdrafts, and overdraft protection lines – This segment is higher risk because most of the loans are unsecured. Additionally, in the case of student loans, there are increased risks associated with liquidity as there is a significant time lag between funding of a student loan and eventual repayment.

The following summarizes the activity in the allowance for credit losses by loan category:

	Three Months Ended June 30, 2023
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$1,908	$3,705	$3,587	$1,256	$5,166	$15,622
Provision (recapture of provision) for credit losses (1)	98	(5)	(74)	248	689	956
Charge-offs	—	—	—	—	(518)	(518)
Recoveries	1	31	—	—	18	50
Net recoveries (charge-offs)	1	31	—	—	(500)	(468)
Ending balance	$2,007	$3,731	$3,513	$1,504	$5,355	$16,110
(1) Includes a $135,000 provision for unfunded loan commitments.

	Three Months Ended June 30, 2022
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
Beginning balance	$559	$1,295	$2,897	$957	$2,632	$936	$9,276
Provision (recapture of provision) for credit losses	277	1	631	143	(1)	(445)	606
Charge-offs	—	—	—	—	(6)	—	(6)
Recoveries	—	2	—	20	9	—	31
Net (charge-offs) recoveries	—	2	—	20	3	—	25
Ending balance	$836	$1,298	$3,528	$1,120	$2,634	$491	$9,907

	Six Months Ended June 30, 2023
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance, prior to adoption of ASC 326	$955	$1,363	$3,409	$525	$3,930	$10,182
Impact of ASC 326 adoption	1,336	2,359	721	1,025	926	6,367
Provision (recapture of provision) for credit losses (1)	(285)	(42)	(617)	(46)	1,453	463
Charge-offs	—	—	—	—	(995)	(995)
Recoveries	1	51	—	—	41	93
Net recoveries (charge-offs)	1	51	—	—	(954)	(902)
Ending balance	$2,007	$3,731	$3,513	$1,504	$5,355	$16,110
(1) Includes a $135,000 provision for unfunded loan commitments.

	Six Months Ended June 30, 2022
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
Beginning balance	$597	$1,174	$2,840	$1,233	$2,720	$769	$9,333
Provision (recapture of provision) for credit losses	(29)	118	688	(149)	261	(278)	611
Charge-offs	—	—	—	—	(364)	—	(364)
Recoveries	268	6	—	36	17	—	327
Net (charge-offs) recoveries	268	6	—	36	(347)	—	(37)
Ending balance	$836	$1,298	$3,528	$1,120	$2,634	$491	$9,907

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$13,142	4	$14,436	4
Agricultural loans	390	1	108	2
Total	$13,532	5	$14,544	6

Reserve for Unfunded Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit, and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk within the loan portfolio. The adoption of CECL as of January 1, 2023, required a cumulative adjustment of $273,000 to the reserve for unfunded loan commitments, increasing the liability balance to $805,000, post adoption. There was a $135,000 provision for unfunded loan commitments for the quarter ended June 30, 2023 increasing the liability balance to $940,000. There was no provision made during the first quarter. The reserve for the unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities.

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. There were no loan modifications for the quarter or year ended June 30, 2023.
4.Student Loans

Included in the installment loan portfolio are $41.0 million and $42.1 million in student loans at June 30, 2023 and December 31, 2022, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency or fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. No new student loans were originated or purchased during the periods ended June 30, 2023 and June 30, 2022.

As of June 30, 2023 and December 31, 2022, the reserve against the student loan portfolio was $5.3 million and $2.6 million, respectively. At June 30, 2023, there were $171,000 in student loans in the substandard category. At December 31, 2022, there were $252,000 in student loans included in the substandard category.

The following tables summarize the credit quality indicators for outstanding student loans:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	63	$1,719	$914	70	$2,056	$908
Grace	15	459	205	27	667	348
Repayment	452	21,373	250	516	23,414	857
Deferment	196	8,471	1,536	268	10,974	1,732
Forbearance	185	8,943	593	91	5,019	237
Total	911	$40,965	$3,498	972	$42,130	$4,082

School - The time in which the borrower is still actively in school at least half-time. No payments are expected during this stage, though the borrower may make payments during this time.

Grace - A six-month period of time granted upon graduation, or end of active-student status, during which payment is not required but interest continues to accrue. Upon completion of the six month grace period, the loan is transferred to repayment status. This status may also represent an in-school borrower activated to military duty. The borrower must return to at least half-time status within six months of their active-duty end date in order to return to in-school status.

Repayment - The time in which the borrower is no longer attending school at least half-time, and has not received an approved grace, deferment, or forbearance. Regular payment is expected from these borrowers under an allotted payment plan.

Deferment - May be granted for up to 48 months for borrowers who have begun the repayment period on their loans but are either actively enrolled in an eligible school at least half-time or actively enrolled in an approved and verifiable medical residency, internship, or fellowship program.

Forbearance - The period of time during which the borrower may postpone making principal and interest payments due to either hardship or administrative reasons. Interest will continue to accrue on loans during periods of authorized forbearance and will be capitalized at the end of the forbearance period. If the borrower is delinquent at the time the forbearance is granted, unpaid interest and interest accrued during the delinquency will also be capitalized. Loan terms will not change as a result of forbearance and payment amounts may be increased to allow the loan to pay off in the required time frame. A forbearance that results in an insignificant delay in payment, is not considered a concessionary change in terms, provided the borrower affirms the obligation. Forbearance is not an uncommon status designation and is considered standard industry practice, consistent with the succession of students migrating from school to career. However, additional risk is associated with this designation.

Student Loan Aging

Student loans are generally charged off at the end of the quarter during which the account becomes 120 days contractually past due. Accrued but unpaid interest related to charged-off student loans is reversed and charged against interest income. For the six months ended June 30, 2023, $111,000 in accrued interest receivable was reversed, due to charge-offs of $985,000. For the six months ended June 30, 2022, $14,000 in accrued interest receivable was reversed, due to charge-offs of $353,000. For the quarter ended June 30, 2023, $83,000 in accrued interest receivable was reversed, due to charge-offs of $515,000. There were no charge-offs or reversal of accrued interest during the quarter ended June 30, 2022.

The following table summarize the amortized cost of student loan aging for loans in repayment and forbearance:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	256	$28,947	251	$26,993
31 - 60 days	8	984	8	546
61 - 90 days	2	215	5	642
91 - 120 days	2	171	4	252
Total	268	$30,317	268	$28,433

5.Deposits

Deposits include the following:

(In thousands)	June 30, 2023	December 31, 2022
Noninterest-bearing deposits	$476,387	$481,629
Interest-bearing deposits:
NOW and money market accounts	385,667	499,861
Savings accounts	114,075	125,946
Time deposits:
Under $250,000	51,145	42,933
$250,000 and over	19,280	15,115
Total interest-bearing deposits	570,167	683,855
Total deposits	$1,046,554	$1,165,484

6.Short-term Borrowings/Other Borrowings

The following table sets forth the Company’s credit lines, balances outstanding, and pledged collateral:

(In thousands)	June 30, 2023	December 31, 2022
Unsecured credit lines:
Credit limit	$120,000	$120,000
Balance outstanding	25,620	—
Federal Home Loan Bank:
Credit limit	137,097	2,151
Balance outstanding	—	—
Collateral pledged	241,129	2,151
Federal Reserve Bank:
Credit limit	449,232	435,599
Balance outstanding	75,000	—
Collateral pledged	596,333	590,427

At June 30, 2023, pledged collateral at the Federal Home Loan Bank consisted of $2.4 million in available-for-sale investment securities and $238.7 million in loan balances. Pledged collateral at the Federal Reserve Bank consisted of $4.3 million in available-for-sale investment securities and $592.1 million in loan balances. At December 31, 2022, pledged collateral at the Federal Home Loan Bank consisted of $2.2 million in available-for-sale investment securities and pledged collateral at the Federal Reserve Bank consisted of $590.4 million in loan balances.

7.Leases

The Company leases land and premises for its branch banking-offices, administration facility, and ITMs. The initial terms of these leases expire at various dates through 2032. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted to certain economic indices or market conditions. Lease terms may also include options for termination. As of June 30, 2023, the Company had 14 operating leases and no financing leases. At June 30, 2022, the Company had 13 operating leases and no financing leases.

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease expense	$178	$184	$356	$368
Variable lease expense	—	—	—	—
Total	$178	$184	$356	$368
Supplemental information related to leases are as follows:

	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022
Operating cash flows from operating leases	$356	$368
Weighted-average remaining lease term in years for operating leases	4.29	4.73
Weighted-average discount rate for operating leases	5.11%	5.13%
Maturities of lease liabilities are as follows:

(In thousands)	June 30, 2023
2023	$698
2024	486
2025	268
2026	132
2027	110
Thereafter	264
Total undiscounted cash flows	1,958
Less: present value discount	(199)
Present value of net future minimum lease payments	$1,759

8.Supplemental Cash Flow Disclosures

	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022
Cash paid during the period for:
Interest	$4,201	$1,135
Income taxes	—	2,920
Noncash investing activities:
Impact of ASC 326 CECL adoption	6,367	—
Unrealized gain on unrecognized post retirement costs	43	44
Unrealized gain (loss) on available for sale securities	1,239	(20,433)
Unrealized (loss) gain on junior subordinated debentures	(53)	2,594
Cash dividend declared	2,055	1,874
9.Dividends on Common Stock

On June 27, 2023, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on July 24, 2023, to shareholders of record as of July 10, 2023. Approximately $2.1 million was transferred from retained earnings to dividends payable as of June 30, 2023 to allow for distribution of the dividend to shareholders.

The Company has a program to repurchase up to $3 million of its outstanding common stock. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. For the three months and six months ended June 30, 2023 and June 30, 2022, no shares have been repurchased.

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (in thousands)	$4,417	$3,435	$10,542	$5,878
Weighted average shares issued	17,102,740	17,036,364	17,089,693	17,033,401
Add: dilutive effect of stock options	12,000	21,391	13,908	21,341
Weighted average shares outstanding adjusted for potential dilution	17,114,740	17,057,755	17,103,601	17,054,742
Basic earnings per share	$0.26	$0.20	$0.62	$0.35
Diluted earnings per share	$0.26	$0.20	$0.62	$0.34
Anti-dilutive stock options excluded from earnings per share calculation	98,000	97,000	98,000	97,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2023 and December 31, 2022, the Company had no recorded valuation allowance. The Company is no longer subject to examinations by taxing authorities for years before 2018 and 2017 for Federal and California jurisdictions, respectively.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. There were no interest or penalties recognized on uncertain tax positions during the periods ended June 30, 2023 and 2022.

The Company reported a provision for income taxes of $4.3 million for the six months ended June 30, 2023 compared to $2.4 million for the comparable period of 2022. The effective tax rate was 29.1% for the six months ended June 30, 2023 compared to 28.7% for the comparable period of 2022.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities is $12.0 million as of June 30, 2023 and December 31, 2022. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of June 30, 2023, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At June 30, 2023, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine its present value. The cash flow model approach utilizes the forward three-month SOFR curve to estimate future quarterly interest payments due over the life of the debt instrument. Cash flows were discounted at a rate based on current market rates for similar-term debt instruments and adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The 6.56% discount rate used represents an investor yield based on current market assumptions. At June 30, 2023, the total cumulative gain recorded on the debt was $1.94 million.

The net fair value calculation performed as of June 30, 2023 resulted in a net pretax gain adjustment of $205,000 for the six months ended June 30, 2023 compared to a net pretax gain adjustment of $725,000 for the six months ended June 30, 2022.

For the six months ended June 30, 2023, the net $205,000 fair value gain adjustment was separately presented as a $258,000 gain ($182,000, net of tax) recognized on the consolidated statements of income, and a $53,000 loss ($37,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the six months ended June 30, 2022, the net $725,000 fair value gain adjustment was separately presented as a $2,594,000 gain ($1,827,000, net of tax) recognized on the consolidated statements of income, and a $1,869,000 loss ($1,317,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods indicated.

The net fair value calculation performed as of June 30, 2023 resulted in a net pretax gain adjustment of $312,000 for the quarter ended June 30, 2023 compared to a net pretax gain adjustment of $422,000 for the quarter ended June 30, 2022.

For the quarter ended June 30, 2023, the net $312,000 fair value gain adjustment was separately presented as a $75,000 gain ($53,000, net of tax) recognized on the consolidated statements of income, and a $387,000 gain ($273,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended June 30, 2022, the net $422,000 fair value gain adjustment was separately presented as a $869,000 loss ($612,000, net of tax) recognized on the consolidated statements of income, and a $1.3 million gain ($910,000, net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods indicated.

13.Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the guidance provided by ASC Topic 825, Fair Value Measurements and Disclosures, which requires the disclosure of fair value information for both on- and off-balance sheet financial instruments where it is practicable to estimate that value. This guidance clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. Additionally, it is applicable to other accounting pronouncements requiring or permitting fair value measurements.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: Level 1, Level 2, and Level 3. Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, and reflect the reporting entity’s assumptions regarding the pricing of an asset or liability by a market participant, including assumptions about risk.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	June 30, 2023
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$202,213	$202,213	$—	$202,213	$—
Marketable equity securities	3,308	3,308	3,308	—	—
Loans, net	944,011	880,462	—	—	880,462
Financial Liabilities:
Total deposits	1,046,554	1,045,647	976,129	—	69,518
Junior subordinated debt	10,719	10,719	—	—	10,719

	December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$207,545	$207,545	$—	$207,545	$—
Marketable equity securities	3,315	3,315	3,315	—	—
Loans, net	969,996	906,050	—	—	906,050
Financial Liabilities:
Time deposits	1,165,484	1,164,492	1,107,436	—	57,056
Junior subordinated debt	10,883	10,883	—	—	10,883

The Company performs fair value measurements on certain assets and liabilities as the result of the application of current accounting guidelines. Some fair value measurements, such as those on investment securities and junior subordinated debt are performed on a recurring basis, while others, such as evaluations of loans, other real estate owned, goodwill and other intangibles, are performed on a nonrecurring basis.

•Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices.
•Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded.
•Level 3 financial assets include certain instruments where the assumptions may be made by the Company or third parties about assumptions that market participants would use in pricing the asset or liability.

The Company recognizes transfers between Levels 1, 2, and 3, when a change in circumstances warrants a transfer. There were no transfers between fair value measurement classifications during the six months ended June 30, 2023 or the six months ended December 31, 2022.

The following methods and assumptions were used in estimating the fair values of financial instruments measured at fair value on a recurring and non-recurring basis:

Investment Securities - Available-for-sale and marketable equity security values are based on open-market price quotes obtained from reputable third-party brokers. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine the fair value of individual securities. If that data is not available for the last 30 days, a Level 2-type matrix pricing-approach, based on comparable securities in the market, is utilized. Level 2 pricing may include the use of a forward spread from the last observable trade or may use a proxy bond, such as a TBA mortgage, to determine the price for the security being valued. Changes in fair market value are recorded through other-accumulated-comprehensive-income as an unrecognized gain or loss on fair value.

Individually-Evaluated Loans - Fair value measurements for individually-evaluated loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third party appraisals or observed market prices. Collateral-dependent loans are measured for impairment using the fair value of the collateral. There were no individually-evaluated loans measured at fair value as of June 30, 2023 or December 31, 2022.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. No OREO properties were measured at fair value as of June 30, 2023 or December 31, 2022.

Junior Subordinated Debt - The fair value of the junior subordinated debt is based on a discounted cash flow model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company uses characteristics that market participants would generally use, and considers factors specific to the liability and the principal, or most advantageous, market for the liability. Cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of these inputs, credit concerns in the capital markets, and inactivity in the trust preferred markets, limit the observability of market spreads, requiring the junior subordinated debt to be classified at a Level 3 fair value.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023:

(In thousands)	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$6,976	$—	$6,976	$—
U.S. Government collateralized mortgage obligations	92,457	—	92,457	—
Municipal bonds	41,554	—	41,554	—
U.S. Treasury securities	29,517	—	29,517	—
Corporate bond	31,709	—	31,709	—
Total AFS securities	202,213	—	202,213	—
Marketable equity securities	3,308	3,308	—	—
Total	$205,521	$3,308	$202,213	$—

Liabilities:
Junior subordinated debt	$10,719	—	—	$10,719
Total	$10,719	—	—	$10,719

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022:

(In thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$8,231	$—	$8,231	$—
U.S. Government collateralized mortgage obligations	97,218	—	97,218	—
Municipal bonds	40,170	—	40,170	—
Treasury securities	29,224	—	29,224	—
Corporate bonds	32,702	—	32,702	—
Total AFS securities	207,545	—	207,545	—
Marketable equity securities	3,315	3,315	—	—
Total	$210,860	$3,315	$207,545	$—

Liabilities:
Junior subordinated debt	$10,883	$—	$—	$10,883
Total	$10,883	$—	$—	$10,883

There were no non-recurring fair value adjustments at June 30, 2023 or December 31, 2022.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

June 30, 2023				December 31, 2022
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	6.56%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	6.63%

Management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the nonperformance risk premium a willing market participant would require under current, inactive market conditions. Management attributes the change in fair value of the junior subordinated debentures to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three-month LIBOR swap curve will result in a positive fair value adjustment and a decrease in the fair value measurement. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three-month LIBOR swap curve will result in a negative fair value adjustment and an increase in the fair value measurement. The increase in discount rate between the periods ended June 30, 2023 and December 31, 2022, is primarily due to increases in rates for similar debt instruments.

The following table provides a reconciliation of liabilities at fair value using Level 3 significant, unobservable inputs on a recurring basis:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Junior Subordinated Debt:
Beginning balance	$11,017	$10,887	$10,883	$11,189
Gross (gain) loss included in earnings	74	869	(258)	1,869
Gross (gain) loss related to changes in instrument specific credit risk	(387)	(1,292)	53	(2,594)
Change in accrued interest	15	$25	41	25
Ending balance	$10,719	$10,489	$10,719	$10,489
The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$74	$869	$(258)	$1,869
14.Goodwill and Intangible Assets

At June 30, 2023, the Company held goodwill in the amount of $4.5 million in connection with various business combinations and purchases. This amount was unchanged from the balance of $4.5 million at December 31, 2022. The Company conducts impairment analysis on goodwill annually or, more often if triggering events occur. The Company performed an analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2022, with no material events occurring through the period ended June 30, 2023.

15.Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	June 30, 2023			December 31, 2022
(In thousands)	Net unrealized (loss) on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized (loss) gain on junior subordinated debentures	Net unrealized (loss) gain on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$(19,066)	$(194)	$1,765	$(236)	$(627)	$(311)
Current period comprehensive income (loss), net of tax	873	32	(38)	(18,830)	433	2,076
Ending balance	$(18,193)	$(162)	$1,727	$(19,066)	$(194)	$1,765
Accumulated other comprehensive loss			$(16,628)			$(17,495)

16.Investment in York Monterey Properties

As of June 30, 2023 and December 31, 2022, the Bank’s investment in York Monterey Properties, Inc., totaled $5.1 million. York Monterey Properties, Inc., is included within the consolidated financial statements of the Company, with $4.6 million of the total investment recognized within the balance of other-real-estate-owned on the consolidated balance sheets.

17.Commitments and Contingent Liabilities

Financial Instruments with Off-Balance Sheet Risk: The Company is party to financial instruments with off-balance sheet risk which arise in the normal course of business. These instruments, which may contain elements of credit risk, interest rate risk, and liquidity risk, include commitments to extend credit and standby letters of credit. The credit risks associated with these instruments are essentially the same as those involved in extending credit to customers and are represented by the contractual amount indicated in the table below:

(In thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$224,389	$190,183
Standby letters of credit	$1,211	$1,570

Commitments to extend credit are agreements to lend to a customer, as long as conditions established in the contract have not been violated. These commitments are floating-rate instruments based on the current prime rate, and, in most cases, have fixed expiration dates. The Company evaluates each customer’s creditworthiness on a case-by-case basis, and the amount of collateral obtained is based on management’s credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate, and income-producing properties. As many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Company.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from one month to three years.

In the ordinary course of business, the Company may become involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material to the financial position of the Company.

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed, or incorporated by reference in this Quarterly Report of Form 10-Q, contain forward-looking statements about the Company that are intended to be covered by the safe harbor for “forward looking statements” provided by the Private Securities Litigation Reform Act of 1995 and are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following factors:

•Adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures, labor shortages, and global conflict and unrest;
•Changes in general economic and financial market conditions either nationally or locally;
•Fiscal policies of the U.S. government including interest rate policies of the Board of Governors of the Federal Reserve System and the resulting impact on the Company’s interest-rate sensitive assets and liabilities;
•Government policies that could lead to a tightening of credit and a requirement that the Company raise additional capital;
•Increased competition in the Company’s markets, impacting the ability to execute its business plans;
•Loss or inability to attract key personnel;
•Unanticipated deterioration in our loan portfolio, credit losses, and the sufficiency of our allowance for credit losses;
•The ability to grow our loan portfolio due to constraints on concentrations of credit;
•Drought, earthquakes, floods, wildfires, or other natural disasters impacting the local economy and/or the condition of real estate collateral;
•The impact of technological changes and the ability to develop and maintain secure and reliable electronic systems including failures in or breaches of the Company’s operational and/or security systems or infrastructure;
•The failure to maintain effective controls over our financial reporting;
•The quality and quantity of our deposits and our ability to attract and retain deposits and other sources of funding and liquidity;
•Adverse developments in the financial services industry generally such as the recent bank failures and any related impact on depositor behavior or investor sentiment;
•The possibility that our recorded goodwill could become impaired which may have an adverse impact on our earnings and capital;
•Asset/liability matching risks;
•Changes in the accounting policies or procedures; and
•The continuing adverse impact on the U.S. economy, including the markets in which we operate due to the lingering effects of the COVID-19 global pandemic.

The information set forth herein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company

United Security Bancshares, a California corporation, is a bank holding company registered under the Bank Holding Company Act (BHCA) with corporate headquarters located in Fresno, California. The principal business of United Security Bancshares is to serve as the holding company for its wholly-owned subsidiary, United Security Bank. References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiary, York Monterey Properties, Inc. References to the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company” refer to United Security Bancshares, the parent company, on a stand-alone basis. The Bank currently maintains twelve banking branches, which provide banking services in Fresno, Madera, Kern, and Santa Clara counties, in the state of California. In addition to full-service branches, the Bank has several stand-alone interactive teller machines (ITMs) within its geographic footprint.

Executive Summary

During 2023, the Company has worked closely with long-term, core customers to provide deposit and lending solutions that meet their business and individual needs. The Company has also focused on maintaining adequate liquidity, managing credit risk, and responsibly managing growth on the balance sheet.

2023 Highlights:

▪Net income increased to $4.4 million for the quarter ended June 30, 2023 compared to the $3.4 million reported for the quarter ended June 30, 2022. Loan interest income increased $3.8 million and investment securities income increased $497,000 as a result of growth in loan balances and increases in interest rates, when compared to the second quarter of 2022.
▪The Company had available secured lines of credit of $586.3 million, unsecured lines of credit of $120.0 million, unpledged investment securities of $136.4 million, and cash and cash equivalents of $58.4 million as of June 30, 2023. The total borrowings as of June 30, 2023 were $100.6 million.
▪Total assets decreased 0.8% to $1.29 billion, compared to $1.30 billion at December 31, 2022.
▪Total loans, net of unearned fees, decreased 2.0% to $960.1 million, compared to $980.2 million at December 31, 2022.
▪Total investments decreased 2.5%, or $5.3 million, to $205.5 million, compared to $210.9 million at December 31, 2022.
▪Total deposits decreased 10.2% to $1.05 billion, compared to $1.17 billion at December 31, 2022.
▪The allowance for credit losses as a percentage of gross loans increased to 1.68%, compared to 1.04% at December 31, 2022. The increase is primarily the result of an accounting adjustment of $6.6 million related to the adoption of a new accounting standard referred to as the current expected credit loss methodology, or “CECL.” The accounting standard was adopted on January 1, 2023.
▪Net interest income before the provision for credit losses increased 20.1% to $12.5 million for the quarter ended June 30, 2023, compared to $10.4 million for the quarter ended June 30, 2022.
▪The Company recorded a provision for credit losses of $1.1 million for the quarter ended June 30, 2023, compared to a provision for credit losses of $512,000 for the quarter ended June 30, 2022.
▪Book value per share increased to $6.75, compared to $6.59 at December 31, 2022.
▪Net interest margin increased to 4.30% for the quarter ended June 30, 2023, compared to 3.38% for the quarter ended June 30, 2022.
▪Annualized average cost of deposits was 0.71% for the quarter ended June 30, 2023, compared to 0.17% for the quarter ended June 30, 2022.
▪Net charge-offs totaled $469,000, compared to net recoveries of $25,000 for the quarter ended June 30, 2022.
▪Capital position remains well-capitalized with a 11.16% Tier 1 Leverage Ratio compared to 10.10% as of December 31, 2022.
▪Return on average assets (ROAA) was 1.68%, compared to 0.89% for the six months ended June 30, 2022.
▪Return on average equity (ROAE) was 19.32%, compared to 10.19% for the six months ended June 30, 2022.

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s consolidated balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth.

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Business results are dependent in large part upon the business activity, population, income levels, deposits, and real estate activity in the Central Valley, and declines in economic conditions can have materially-adverse effects upon the Bank. Due to the Central Valley’s economic dependence on agriculture, a downturn in agriculture and agricultural-related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are to some extent impacted by, the agricultural industry. While most of our borrowers are not directly involved in agriculture, they would likely be impacted by downturns in the agricultural industry as many jobs in our market areas are ancillary to the regular production, processing, marketing, and sale of agricultural commodities. Despite the unusually wet winter experienced in 2022/2023, the state of California has experienced severe droughts which have resulted in water-allocation reductions for farmers in the Central Valley. Due to these uncertain water issues, the impact on businesses and consumers located in the Company’s market areas is not possible to predict or quantify. In response to drought conditions, the California state legislature passed the Sustainable Groundwater Management Act in 2014 with the goal of ensuring better local and regional management of groundwater use and sustainable groundwater management in California by 2042. Development, preparation, and implementation of the Groundwater Sustainability Plan began in 2020. The effects of this plan have yet to be determined.

The Company’s earnings are impacted by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank (FRB) has a significant impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments. and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks may be subject. The Federal Open Market Committee (FOMC) continued raising interest rates during 2023, with increases to the overnight benchmark rate of 25bps in February, March, and May 2023. However, it is unknown what effects increases or decreases in the inflation rate and the recent banking turmoil, in conjunction with continued international instability, will have on FRB monetary policies.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Managing the balance sheet, enhancing revenue sources, attracting and retaining deposit customers, and maintaining market share will continue to be of primary importance.

Results of Operations

On a year-to-date basis, the Company reported net income of $10.5 million or $0.62 per share ($0.62 diluted), for the six months ended June 30, 2023, compared to $5.9 million, or $0.35 per share ($0.34 diluted), for the same period in 2022. The Company’s return on average assets was 1.68% for the six months ended June 30, 2023, compared to 0.89% for the six months ended June 30, 2022. The Company’s return on average equity was 19.32% for the six months ended June 30, 2023, compared to 10.19% for the six months ended June 30, 2022. The increase in the return on average assets is primarily attributable to growth in interest income as a result of increased interest rates and the Company’s deployment of cash into its loan and investment portfolios during 2022. The increase in the return on average equity is due to decreases in equity resulting from unrealized losses in the investment portfolio, dividends declared, and an accounting adjustment due to the transition to CECL, offset by an increase in income during the period.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the three and six month periods ended June 30, 2023 and 2022.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Three Months Ended June 30, 2023 and 2022

	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1)	$954,634	$13,529	5.68%	$906,396	$9,731	4.31%
Investment securities (3)	207,639	1,501	2.90%	192,494	1,004	2.09%
Interest-bearing deposits in FRB	3,674	56	6.11%	136,898	258	0.76%
Total interest-earning assets	1,165,947	$15,086	5.19%	1,235,788	$10,993	3.57%
Allowance for credit losses	(15,644)			(9,302)
Noninterest-earning assets:
Cash and due from banks	36,883			34,904
Premises and equipment, net	9,398			9,064
Accrued interest receivable	7,366			7,602
Other real estate owned	4,582			4,582
Other assets	61,617			54,860
Total average assets	$1,270,149			$1,337,498
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$138,866	$79	0.23%	$130,487	$37	0.11%
Money market accounts	379,597	1,580	1.67%	411,211	382	0.37%
Savings accounts	116,164	32	0.11%	124,864	34	0.11%
Time deposits	70,120	252	1.44%	70,587	62	0.35%
Other borrowings	33,602	443	5.20%	—	—	0.00%
Junior subordinated debentures	10,912	196	7.20%	10,863	69	2.55%
Total interest-bearing liabilities	749,261	$2,582	1.38%	748,012	$584	0.31%
Noninterest-bearing liabilities:
Noninterest-bearing checking	390,953			465,926
Accrued interest payable	351			118
Other liabilities	21,854			9,465
Total liabilities	1,162,419			1,223,521
Total shareholders’ equity	107,730			113,977
Total average liabilities and shareholders’ equity	$1,270,149			$1,337,498
Interest income as a percentage of average earning assets			5.19%			3.57%
Interest expense as a percentage of average earning assets			0.89%			0.19%
Net interest margin			4.30%			3.38%
(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $141,000 for the three months ended June 30, 2023 and loan fee income of $66,000 for the three months ended June 30, 2022.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation.
(3)Yields on investment securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Six Months Ended June 30, 2023 and 2022

(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1)	$957,620	$26,529	5.59%	$888,722	$18,849	4.28%
Investment securities (3)	209,571	3,002	2.89%	190,141	1,795	1.90%
Interest-bearing deposits in FRB	4,578	114	5.02%	156,959	340	0.44%
Total interest-earning assets	1,171,769	$29,645	5.10%	1,235,822	$20,984	3.42%
Allowance for credit losses	(15,984)			(9,408)
Noninterest-earning assets:
Cash and due from banks	36,448			36,089
Premises and equipment, net	9,541			8,997
Accrued interest receivable	7,528			7,340
Other real estate owned	4,582			4,582
Other assets	58,327			52,238
Total average assets	$1,272,211			$1,335,660
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$140,535	$119	0.17%	$140,249	$84	0.12%
Money market accounts	371,701	2,624	1.42%	402,436	744	0.37%
Savings accounts	120,478	66	0.11%	120,771	66	0.11%
Time deposits	64,554	478	1.49%	68,712	129	0.38%
Other borrowings	20,619	532	5.20%	—	—	—%
Junior subordinated debentures	10,856	377	7.00%	11,009	114	2.09%
Total interest-bearing liabilities	728,743	$4,196	1.16%	743,177	$1,137	0.31%
Noninterest-bearing liabilities:
Noninterest-bearing checking	418,092			466,097
Accrued interest payable	304			115
Other liabilities	14,735			9,659
Total liabilities	1,161,874			1,219,048
Total shareholders’ equity	110,337			116,612
Total average liabilities and shareholders' equity	$1,272,211			$1,335,660
Interest income as a percentage of average earning assets			5.10%			3.42%
Interest expense as a percentage of average earning assets			0.72%			0.19%
Net interest margin			4.38%			3.23%
(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $168,000 for the six months ended June 30, 2023 and loan fee income of $366,000 for the six months ended June 30, 2022.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation.
(3)Yields on investment securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity.

The prime rate increased from 4.75% at June 30, 2022 to 8.25% at June 30, 2023. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

Both net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as volume change. Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as rate change. The following table sets forth the changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated.

Rate and Volume Analysis:

	Three Months Ended
	June 30, 2023 compared to June 30, 2022
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$3,798	$3,256	$542
Investment securities available for sale	497	413	84
Interest-bearing deposits in FRB	(202)	2,043	(2,245)
Total interest income	4,093	5,712	(1,619)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	2,324	2,343	(19)
Savings and money market accounts	32	35	(3)
Time deposits	416	416	—
Other borrowings	442	—	442
Subordinated debentures	307	307	—
Total interest expense	3,521	3,101	420
Increase (decrease) in net interest income	$572	$2,611	$(2,039)

For the three months ended June 30, 2023, total interest income increased $4.1 million, or 37.2%, compared to the three months ended June 30, 2022. In comparing the two periods, average interest-earning assets decreased $69.8 million, with a decrease of $133.2 million in balances held at the Federal Reserve Bank, partially offset by an increase of $48.2 million in loan balances and an increase of $15.1 million in investment securities. The increase in loan balances is partially attributed to growth in the commercial real estate and residential mortgage portfolios. Investment securities yields increased 81 basis points and loan yields increased 137 basis points. The average yield on total interest-earning assets increased 162 basis points. The increase in yields is a result of the purchases of treasury, corporate, and mortgage-backed securities at higher yields due to market rate increases, increases on loan yields, and increases in yields on overnight deposits related to the increase in the Fed Funds rate.

	Six Months Ended
	June 30, 2023 compared to June 30, 2022
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$7,680	$6,128	$1,552
Investment securities available for sale	1,207	1,008	199
Interest-bearing deposits in FRB	(226)	3,862	(4,088)
Total interest income	8,661	10,998	(2,337)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	1,915	1,964	(49)
Savings and money market accounts	—	—	—
Time deposits	349	357	(8)
Other borrowings	532	—	532
Subordinated debentures	262	264	(2)
Total interest expense	3,058	2,585	473
Increase (decrease) in net interest income	$5,603	$8,413	$(2,810)

For the six months ended June 30, 2023, total interest income increased 5.4 million, or 27.9%, compared to the six months ended June 30, 2022. In comparing the two periods, average interest-earning assets decreased $64.1 million, with a decrease of $152.4 million in balances held at the Federal Reserve Bank, partially offset by an increase of $68.9 million in loan balances and an increase of $19.4 million in investment securities. Investment securities yields increased 99 basis points and loan yields increased 131 basis points. The average yield on total interest-earning assets increased 168 basis points. The increase in yields is a result of increases on loan yields, and increases in yields on overnight deposits related to the increase in the Fed Funds rate.

The overall average yield on the loan portfolio increased to 5.59% for the six months ended June 30, 2023, as compared to 4.28% for the six months ended June 30, 2022. At June 30, 2023, 35.6% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 44.3% of the portfolio at December 31, 2022, with the majority of those tied to the prime rate. Approximately 62.4%, or $213.4 million, of the floating-rate loans had rate floors at June 30, 2023.

The Company’s net interest margin increased to 4.38% for the six months ended June 30, 2023, compared to 3.23% for the six months ended June 30, 2022. The net interest margin increased primarily as a result of a shift in the mix to higher earning assets due to the growth in average loan and investment balances and an increase in loan and investment yields.

The Company’s disciplined deposit pricing efforts have helped keep the Company’s cost of funds relatively low. The rates paid on interest-bearing liabilities increased to 1.16% for the six months ended June 30, 2023, compared to 0.31% for the six months ended June 30, 2022. For the six months ended June 30, 2023, total interest expense increased approximately $3.1 million, or 269.0%, as compared to the six months ended June 30, 2022. Between those two periods, average interest-bearing liabilities decreased by $14.4 million due to decreases in NOW and money market accounts, savings accounts, and time deposits. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at June 30, 2023 or December 31, 2022.

Interest-Earning Assets and Liabilities:

The following table summarizes the year-to-date (YTD) averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Averages
	June 30, 2023	December 31, 2022	June 30, 2022
Loans	81.72%	74.02%	71.92%
Investment securities available for sale	17.89%	16.16%	15.39%
Interest-bearing deposits in FRB	0.39%	9.82%	12.69%
Total interest-earning assets	100.00%	100.00%	100.00%
NOW accounts	19.28%	18.49%	18.86%
Money market accounts	51.01%	53.92%	54.15%
Savings accounts	16.53%	16.70%	16.25%
Time deposits	8.86%	9.44%	9.25%
Other borrowings	2.83%	0.00%	0.00%
Subordinated debentures	1.49%	1.45%	1.49%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Changes in Noninterest Income:

The following tables set forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended
(In thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Customer service fees	$767	$776	$(9)	(1.2)%
Increase in cash surrender value of bank-owned life insurance	171	114	57	50.0%
Gain (loss) on fair value of marketable equity securities	(50)	(127)	77	60.6%
Gain (loss) on fair value of junior subordinated debentures	(75)	(869)	794	91.4%
Other	198	708	(510)	(72.0)%
Total noninterest income	$1,011	$602	$409	67.9%

Noninterest income for the quarter ended June 30, 2023 increased $409,000 to $1,011,000 compared to the quarter ended June 30, 2022. Included in the increase is a decrease in the loss on the fair value of marketable equity securities of $77,000. Additionally, the change in fair value of junior subordinated debentures caused a $75,000 loss for the quarter ended June 30, 2023, compared to a $869,000 loss for the quarter ended June 30, 2022, resulting in a difference of $794,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the LIBOR yield curve. Customer service fees decreased $9,000 between the two quarters. Included in other noninterest income for the three months ended June 30, 2022 was $566,000 in nonrecurring income from an investment in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital.

	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Customer service fees	$1,501	$1,429	$72	5.0%
Increase in cash surrender value of bank-owned life insurance	303	253	50	19.8%
Gain (loss) on fair value of marketable equity securities	(7)	(309)	302	97.7%
Gain (loss) on fair value of junior subordinated debentures	258	(1,869)	2,127	113.8%
Gain on sale of investment securities	—	30	(30)	100.0%
Other	405	861	(456)	(53.0)%
Total noninterest income	$2,460	$395	$2,065	522.8%

Noninterest income for the quarter ended June 30, 2023 increased $2.1 million to $2.5 million compared to the quarter ended June 30, 2022. Included in the increase is a decrease is a loss on the fair value of marketable equity securities of $302,000. Additionally, the change in fair value of junior subordinated debentures caused a $258,000 gain for the quarter ended June 30, 2023, compared to a $1.9 million loss for the quarter ended June 30, 2022, resulting in a difference of $2.1 million. The change in the fair value of junior subordinated debentures was caused by fluctuations in the LIBOR yield curve. Customer service fees increased $72,000 between the two quarters. Additionally, noninterest income for the six months ended June 30, 2023, included an increase of $99,000 in FHLB stock dividends. Included in other noninterest income for the six months ended June 30, 2022, was $566,000 in nonrecurring income from an investment in a limited partnership.

Noninterest Expense

Changes in Noninterest Expense:

The following tables set forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended
(In thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Salaries and employee benefits	$3,301	$2,777	$524	18.9%
Occupancy expense	858	849	9	1.1%
Data processing	205	145	60	41.4%
Professional fees	910	919	(9)	(1.0)%
Regulatory assessments	193	187	6	3.2%
Director fees	106	116	(10)	(8.6)%
Correspondent bank service charges	19	24	(5)	(20.8)%
Net cost of operation of OREO	58	2	56	2,800.0%
Other	557	651	(94)	(14.4)%
Total expense	$6,207	$5,670	$537	9.5%

Noninterest expense for the quarter ended June 30, 2023 increased $537,000 to $6.2 million, compared to the quarter ended June 30, 2022. The increase was primarily attributed to increases in salaries and employees benefits, occupancy expense, and data processing expenses, partially offset by decreases in professional fees and and director fees. The increase in salaries and employee benefits was caused by increases in salary expense and group insurance expense. The decrease in other noninterest expense was due partially to decreases in communications expense.

	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Salaries and employee benefits	$6,561	$5,826	$735	12.6%
Occupancy expense	1,820	1,628	192	11.8%
Data processing	379	260	119	45.8%
Professional fees	1,792	1,868	(76)	(4.1)%
Regulatory assessments	385	417	(32)	(7.7)%
Director fees	216	234	(18)	(7.7)%
Correspondent bank service charges	38	50	(12)	(24.0)%
Net cost of operation of OREO	96	(6)	102	1,700.0%
Other	1,161	1,308	(147)	(11.2)%
Total expense	$12,448	$11,585	$863	7.4%

Noninterest expense for the six months ended June 30, 2023 increased $0.9 million to $12.4 million, compared to the six months ended June 30, 2022. The increase was primarily attributed to increases in salaries and employees benefits, occupancy expense, and data processing expenses, partially offset by decreases in professional fees, regulatory assessments, director fees, and correspondent bank service charges. The increase in salaries and employee benefits was caused by increases in salary expense and group insurance expense. Occupancy expense increased due to increases in fixed asset depreciation expense and building services expenses.

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

The Company reviews its current tax positions at least quarterly based on the accounting standards related to uncertainty in income taxes. These standards identify the individual tax position criteria which would have to be met in order to recognize an income tax benefit on a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more likely than not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

The Company has reviewed all of its tax positions as of June 30, 2023, and has determined that there are no material amounts to be recorded under the current income tax accounting guidelines.

The Company’s effective tax rate for the six months ended June 30, 2023 was 29.07% compared to 28.67% for the six months ended June 30, 2022.

Financial Condition

The following table illustrates the changes in balances as of and for the periods ended:

				Year-to-Date	Prior Period Comparison
(In thousands)	June 30, 2023	December 31, 2022	June 30, 2022	$ Change	$ Change
Due from Federal Reserve Bank (FRB)	$25,183	$6,945	$73,545	$18,238	$(48,362)
Net loans	944,011	969,996	940,084	(25,985)	3,927
Investment securities	205,521	210,860	215,774	(5,339)	(10,253)
Total assets	1,288,819	1,299,193	1,339,517	(10,374)	(50,698)
Total deposits	1,046,554	1,165,484	1,208,194	(118,930)	(161,640)
Total liabilities	1,173,139	1,186,730	1,229,516	(13,591)	(56,377)
Average interest-earning assets	1,171,769	1,248,578	1,235,822	(76,809)	(64,053)
Average interest-earning liabilities	728,743	738,766	743,177	(10,023)	(14,434)

Total assets decreased 0.8% between June 30, 2023 and December 31, 2022, and 3.8% between June 30, 2023 and June 30, 2022. Total deposits decreased 10.2% and 13.38%, respectively, during the same periods. Net loans decreased $26.0 million, or 2.7%, and investment securities decreased $5.3 million, or 2.5%, between June 30, 2023 and December 31, 2022. Net loans increased on a year-over-year basis due to organic growth and the purchase of real-estate mortgage loan pools and declined year-to-date due to loan payoffs and paydowns. Investments securities decreased on a year-over-year basis due to repayments of principal. Deposits decreased on a year-over-year basis due to decreases in savings accounts, NOW and money market accounts, and time deposits and decreased year-to-date due to decreases in savings accounts and NOW and money market accounts, partially offset by increases in time deposits. The balances in overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased on a year-over-year basis due to the purchases of loan pools and investment securities and decreases in deposits. Fed funds purchased at June 30, 2023 totaled $100.6 million. There were no fed funds purchased during the six months ended June 30, 2022.

Earning assets averaged $1.17 billion during the six months ended June 30, 2023, compared to $1.24 billion for the same period in 2022. Average interest-bearing liabilities decreased to $728.7 million for the six months ended June 30, 2023, from $743.2 million for the comparative period of 2022.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $961.4 million at June 30, 2023, a decrease of $20.4 million, or 2.1%, when compared to the balance of $981.8 million at December 31, 2022, and an increase of $12.1 million, or 1.3%, when compared to the balance of $948.0 million reported at June 30, 2022. Loans on average increased $68.9 million, or 7.8%, between the six months ended June 30, 2022 and June 30, 2023, with loans averaging $957.6 million for the six months ended June 30, 2023, as compared to $888.7 million for the same period in 2022.

The following table sets forth the amounts of loans outstanding by category and the category percentages for the periods presented:

	June 30, 2023		December 31, 2022		June 30, 2022
(In thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$52,927	5.5%	$57,902	5.9%	$53,981	5.7%
Real estate – mortgage	669,117	69.7%	671,521	68.5%	604,487	63.8%
RE construction & development	135,300	14.1%	153,374	15.6%	176,839	18.6%
Agricultural	57,666	6.0%	52,722	5.4%	64,957	6.9%
Installment and student loans	45,111	4.7%	44,659	4.6%	47,767	5.0%
Total gross loans	$960,121	100.00%	$980,178	100.00%	$948,031	100.00%

Loan volume continues to be highest in what has historically been the primary lending emphasis: real estate mortgage and construction lending. Total loans decreased $20.1 million during the first six months of 2023. There were decreases of $18.1 million, or 11.8%, in real estate construction and development loans, $5.0 million, or 8.6% in commercial and industrial loans, and $2.4 million, or 0.4%, in real estate mortgage loans. Agricultural loans increased by $4.9 million, or 9.4%, and installment loans increased by $452,000, or 1.0%.

The real estate mortgage loan portfolio totaled $669.1 million at June 30, 2023, and consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 42.0%, 40.6%, and 37.0% of the total loan portfolio at June 30, 2023, December 31, 2022, and June 30, 2022, respectively. Commercial real estate balances increased to $403.2 million at June 30, 2023 from $398.1 million at December 31, 2022. Commercial real estate loans are generally a mix of short- to medium-term, fixed- and floating-rate instruments and are mainly secured by commercial income and multi-family residential properties.

Residential mortgage loans are generally 30-year amortizing loans with an average life of nine to 11 years. These loans totaled $265.9 million, or 27.7%, of the portfolio at June 30, 2023, $273.4 million, or 27.9%, of the portfolio at December 31, 2022, and $253.3 million, or 26.7%, of the portfolio at June 30, 2022. Included in the residential mortgage portfolio are purchased home-mortgage loan pools with aggregate balances of $236.8 million, comprising 89.0% of the total residential mortgage portfolio at June 30, 2023. These loans were purchased in whole-loan form, in several pools, beginning in May 2021 and continuing through December 2022. Dovenmuehle Mortgage, Inc. (DMI) is the third-party sub-servicer for the Company’s purchased residential mortgage portfolio. DMI’s services include administration, Company-approved modification, escrow management, monitoring, and collection. DMI is paid a monthly servicing fee based primarily upon the number of loans being serviced which, at June 30, 2023, totaled 259.

Real estate construction and development loans, representing 14.1%, 15.6%, and 18.6% of total loans at June 30, 2023, December 31, 2022, and June 30, 2022, respectively, consist of loans for residential and commercial construction projects, as well as land acquisition and development, and land held for future development. Loans in this category are secured by real estate, including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at the completion of the project or from the sale of the constructed homes to individuals.

Commercial and industrial loans decreased $5.0 million between December 31, 2022 and June 30, 2023 and decreased $1.1 million between June 30, 2022 and June 30, 2023. Agricultural loans increased $4.9 million between December 31, 2022 and June 30, 2023 and decreased $7.3 million between June 30, 2022 and June 30, 2023. Installment loans increased $452,000 between December 31, 2022 and June 30, 2023 and decreased $2.7 million between June 30, 2022 and June 30, 2023, primarily due to decreases in student loan balances.

Included in installment loans are $41.0 million in unsecured student loans made to medical and pharmacy school students in the US and Caribbean. Student loans decreased between the six months ended June 30, 2023 and 2022, due to paydowns, consolidations with other lenders, and charge-offs within the student loan portfolio. The outstanding balance of loans for students who are in school or a grace period and have not entered repayment status totaled $2.2 million at June 30, 2023. At June 30, 2023 there were 833 loans within repayment, deferment, and forbearance which represented $21.4 million, $8.5 million, and $8.9 million in outstanding balances, respectively. Student loans are no longer originated by the bank.

While student loan repayment terms may vary per borrower, repayment occurs within 10 to 20 years on average. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio is in the mid-700s. In addition, there are non-student, co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of June 30, 2023, was approximately $104,000. Loan interest rates ranged from 6.00% to 12.125%, with a weighted average rate of 11.14%.

ZuntaFi is the third-party servicer for the student loan portfolio. ZuntaFi’s services include application administration, processing, approval, documenting, funding, collection, and borrower file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements, or extreme delinquency, ZuntaFi is responsible for complete program management. ZuntaFi is paid a monthly servicing fee based on the outstanding principal balance.

The Company classifies student loans delinquent more than 90 days as substandard. As of June 30, 2023 and December 31, 2022, reserves against the student loan portfolio totaled $5.3 million and $2.6 million, respectively. For the six months ended June 30, 2023, $111,000 in accrued interest receivable was reversed, due to charge-offs of $985,000. For the six months ended June 30, 2022, $14,000 in accrued interest receivable was reversed, due to charge-offs of $353,000. For the quarter ended

June 30, 2023, $83,000 in accrued interest receivable was reversed, due to charge-offs of $515,000. There were no charge-offs or reversal of accrued interest during the quarter ended June 30, 2022.

The following table sets forth the Bank’s student loan portfolio with activity from December 31, 2022 to June 30, 2023:

(In thousands)	Balance
Student Loan Portfolio Balance as of December 31, 2022	$42,132
Capitalized Interest	2,091
Loan Consolidations/Payoffs	(1,542)
Payments Received	(731)
Loans Charged-off	(985)
Student Loan Portfolio Balance as of June 30, 2023	$40,965

Loan participations purchased decreased to $9.3 million, or 1.0% of the portfolio, at June 30, 2023, decreased from $9.4 million, or 1.0%, of the portfolio at December 31, 2022, and decreased from $9.5 million, or 1.0%, of the portfolio at June 30, 2022. Loan participations sold increased from $3.8 million, or 0.4%, of the portfolio at June 30, 2022, to $9.7 million, or 1.0%, of the portfolio, at December 31, 2022, and decreased to $9.4 million, or 1.0%, of the portfolio, at June 30, 2023.

Deposits

Deposit balances totaled $1.0 billion at June 30, 2023, representing a decrease of $118.9 million, or 10.2%, from the balance of $1.2 billion reported at December 31, 2022, and a decrease of $161.6 million, or 13.4%, from the balance of $1.2 billion at June 30, 2022.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2023 and December 31, 2022, and the net change between the two periods presented:

(In thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing deposits	$476,387	$481,629	$(5,242)	(1.1)%
Interest-bearing deposits:
NOW and money market accounts	385,667	499,861	(114,194)	(22.8)%
Savings accounts	114,075	125,946	(11,871)	(9.4)%
Time deposits:
Under $250,000	51,145	42,933	8,212	19.1%
$250,000 and over	19,280	15,115	4,165	27.6%
Total interest-bearing deposits	570,167	683,855	(113,688)	(16.6)%
Total deposits	$1,046,554	$1,165,484	$(118,930)	(10.2)%

The following tables set forth estimated deposit balances exceeding the FDIC insurance limits as of:

(In thousands)	June 30, 2023	December 31, 2022
Uninsured deposits (1)	$519,391	$706,183
(1) Represents amount over insurance limit

	June 30, 2023
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$1,586	$617	$1,831	$5,996	$10,030
(1) Represents amount over insurance limit

	December 31, 2022
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$362	$412	$3,419	$1,173	$5,366
(1) Represents amount over insurance limit

Core deposits, defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation of the Company’s principal sources of funding and liquidity. These core deposits amounted to 98.16% and 98.70% of total deposits at June 30, 2023 and December 31, 2022, respectively. The Company held no brokered deposits at June 30, 2023 or December 31, 2022.

On a year-to-date average basis, the Company experienced a decrease of $82.9 million, or 6.9%, in total deposits between the six months ended June 30, 2023 and the six months ended June 30, 2022. Between these two periods, interest-bearing deposits decreased $34.9 million, or 4.8%, and noninterest-bearing deposits decreased $48.0 million, or 10.3%.

Short-Term Borrowings

At June 30, 2023, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $449.2 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $137.1 million. At June 30, 2023, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), PNC, Zions Bank, and US Bank totaling $50 million, $40 million, $20 million and $10 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate or short-term U.S. Treasury rates. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2023, the Company had outstanding borrowings of $100.6 million. At June 30, 2022, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $435.6 million, collateralized FHLB lines of credit totaling $2.2 million, and uncollateralized lines of credit of $50 million with PCBB, $40 million with PNC, $20 million with Zion’s Bank, and $10 million with Union Bank at December 31, 2022.

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

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), effective January 1, 2023, and utilizes a current expected credit loss (CECL) methodology which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar characteristics. The Company estimates the appropriate level of allowance for credit losses for collateral-dependent loans by evaluating them separately. The Company also uses the CECL model to calculate the allowance for credit losses on off-balance sheet credit exposures, such as undrawn amounts on lines of credit. While the allowance for credit losses on loans is reported as a contra-asset for loans, the allowance for credit losses on off-balance sheet credit exposure is reported as a liability.

Individually-Evaluated Loans and Specific Reserves:

The following table summarizes the components of individually-evaluated loans and related specific reserves:

	June 30, 2023		December 31, 2022
(In thousands)	Individually-Evaluated Loan Balances	Specific Reserve	Individually-Evaluated Loan Balances	Specific Reserve
Commercial and industrial	$—	$—	$—	$—
Real estate – mortgage	72	2	141	4
Real estate construction and development	13,130	—	14,436	—
Agricultural	463	41	1,051	48
Installment and student loans	—	—	—	—
Total individually-evaluated loans	$13,665	$43	$15,628	$52

Individually-evaluated loans declined $2.0 million to $13.7 million at June 30, 2023 compared to $15.6 million at December 31, 2022. Included in the balance of specific reserves at June 30, 2023, are $2,000 allocated to one real estate mortgage loan and $41,000 allocated to one agricultural loan. There were no reserves for real estate construction and development loans at June 30, 2023 and December 31, 2022, due to the value of the collateral securing those loans.

Credit Quality Indicators for Outstanding Student Loans:

The following table summarizes the credit quality indicators for outstanding student loans as of:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	63	$1,719	$914	70	$2,056	$908
Grace	15	459	205	27	667	348
Repayment	452	21,373	250	516	23,414	857
Deferment	196	8,471	1,536	268	10,974	1,732
Forbearance	185	8,943	593	91	5,019	237
Total	911	$40,965	$3,498	972	$42,130	$4,082

Included in installment loans are $41.0 million and $42.1 million in student loans at June 30, 2023 and December 31, 2022, respectively, made to medical and pharmacy school students. As of June 30, 2023 and December 31, 2022, the reserve against the student loan portfolio totaled $5.3 million and $2.6 million, respectively. Loan interest rates on the student loan portfolio range from 6.00% to 12.125% and 5.75% to 10.75% at June 30, 2023 and December 31, 2022, respectively.

Nonperforming Assets:

The following table summarizes the components of nonperforming assets as of June 30, 2023 and December 31, 2022, and the percentage of nonperforming assets to total gross loans, total assets, and the percentage of nonperforming assets to allowance for loan losses:

(In thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$13,203	$14,544
Loans past due 90 days or more, still accruing	171	252
Total nonperforming loans	13,374	14,796
Other real estate owned	4,582	4,582
Total nonperforming assets	$17,956	$19,378
Nonperforming loans to total gross loans	1.39%	1.51%
Nonperforming assets to total assets	1.39%	1.48%
Allowance for loan losses to nonperforming loans	120.46%	68.82%

Nonperforming assets, which are primarily related to the real estate loan and other-real-estate-owned portfolio, decreased $1,422,000 from $19.4 million at December 31, 2022 to $18.0 million at June 30, 2023. Nonaccrual loan balances decreased to $13.2 million between the two periods and are well collateralized and in the process of collection. Loans past due 90 days or more and still accruing at June 30, 2023, consist of student loans which will be charged off if delinquency continues past 120 days. The ratio of the allowance for credit losses to nonperforming loans increased from 68.82% at December 31, 2022 to 120.46% at June 30, 2023. The percentage increase is primarily due to the adjustment for CECL and reserve increases due to student loan delinquencies.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

(In thousands)	June 30, 2023	December 31, 2022	$ Change
Nonaccrual Loans:
Real estate construction and development	$13,142	$14,436	$(1,294)
Agricultural	73	108	(35)
Total nonaccrual loans	$13,215	$14,544	$(1,329)

Loans past due more than 30 days receive increased management attention and are monitored for increased risk. The Company continues to move past due loans to nonaccrual status in an ongoing effort to recognize and address loan problems as early and most effectively as possible. As individually-evaluated loans, nonaccrual, and modified loans are reviewed for specific reserve allocations, the allowance for credit losses is adjusted accordingly.

Except for the nonaccrual loans included in the above table, or those included in the individually-evaluated loan totals, there were no loans at June 30, 2023, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

Nonaccrual loans, totaling $13.2 million at June 30, 2023, decreased $1.3 million from $14.5 million at December 31, 2022, with real estate mortgage and real estate construction loans comprising 99.4% of total nonaccrual loans at June 30, 2023. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit-related issues. At June 30, 2023 and December 31, 2022, nonaccrual loans represented 1.37% and 1.48% of total loans, respectively. The loan allowance for credit loss represented 121.9% and 70.0% of nonaccrual loans for the same periods.

Other real estate owned through foreclosure remained at $4.6 million for the periods ended June 30, 2023 and December 31, 2022. Nonperforming assets as a percentage of total assets decreased from 1.48% at December 31, 2022 to 1.39% at June 30, 2023.

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for credit losses required to cover identified and potential losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets.

The following table summarizes special mention loans by type as of:

(In thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$1	$200
Commercial real estate mortgage	12,784	26,019
Agricultural	869	1,017
Total special mention loans	$13,654	$27,236

The Company remains focused on competition and other economic conditions within its market area which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents, and non-bank institutions, which creates pressure on loan pricing. Increased emphasis has been placed on reducing both the level of nonperforming assets and potential losses on the disposition of those assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company enters into loan modifications when it improves collection prospects. Management recognizes the increased risk of loss due to the Company’s exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for loan credit losses, loan loss provisions, and charge-off and recovery activity affecting the allowance for the six months ended June 30, 2023 and June 30, 2022.

Allowance for Credit Losses - Summary of Activity:

(In thousands)	June 30, 2023	June 30, 2022
Total loans outstanding at end of period before deducting allowances for credit losses	$960,121	$948,031
Average loans outstanding during period	957,620	888,722

Balance of allowance at beginning of period	$10,182	$9,333
Impact of adoption of ASU 2016-13	6,367	—
Loans charged-off:
Installment and student loans	(995)	(364)
Total loans charged-off	(995)	(364)
Recoveries of loans previously charged-off:
Real estate	51	6
Commercial and industrial	1	304
Installment and student loans	41	17
Total loan recoveries	93	327
Net loans charged-off	(902)	(37)
Provision charged to operating expense	463	417
Balance of allowance for credit losses at end of period	$16,110	$9,713

Net loan charged-off to total average loans (annualized)	0.19%	0.01%
Net loan charged-off to loans at end of period (annualized)	0.38%	0.02%
Allowance for credit losses to total loans at end of period	1.68%	1.05%
Net loan charged-off to allowance for credit losses (annualized)	22.40%	1.49%
Provision for credit losses to net charged-off (annualized)	102.66%	(3,302.70)%

Provisions for credit losses are determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, expected losses within the portfolio, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2023, a $598,000 provision was recorded to the allowance for credit losses as compared to a $417,000 provision for the six months ended June 30, 2022.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances in each category for the quarters indicated:

	June 30, 2023			June 30, 2022
(In thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	$(1)	$49,628	<0.01%	$(268)	$39,820	(0.67)%
Real estate mortgages	(51)	667,376	<0.01%	(6)	581,782	<0.01%
RE construction and development	—	148,340	—%	—	165,229	—%
Agricultural	—	50,332	—%	(36)	49,590	(0.07)%
Installment and student loans	954	44,972	2.12%	347	49,926	0.70%
Total	$902	$960,648	0.09%	$37	$886,347	<0.01%

Net charge-offs during the six months ended June 30, 2023 totaled $902,000 as compared to net charge-offs of $37,000 for the six months ended June 30, 2022. The Company charged-off, or had partial charge-offs on 24 loans during the six months ended June 30, 2023, compared to 4 loans during the same period ended June 30, 2022. The annualized percentage of net charge-offs to average loans was 0.19% for the six months ended June 30, 2023, 0.14% for the year ended December 31, 2022, and 0.01% for the six months ended June 30, 2022. The Company’s loans net of unearned fees increased from $950.0 million at June 30, 2022 to $960.1 million at June 30, 2023.

The allowance at June 30, 2023 was 1.68% of outstanding loan balances, as compared to 1.04% at December 31, 2022, and 1.05% at June 30, 2022. At June 30, 2023 and June 30, 2022, unfunded loan commitment reserves of $935,000 and $569,000 respectively, were reported in other liabilities.

Management believes that the loan allowance for credit losses, totaling 1.68% of the loan portfolio at June 30, 2023, is adequate to absorb both known and inherent risks in the loan portfolio. No assurance can be given, however, regarding future economic conditions, or other circumstances, which may adversely affect the Company’s service areas and result in losses in the loan portfolio not captured by the current allowance for credit losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s asset/liability management, liquidity strategy, and capital planning are guided by policies formulated and monitored by the Asset and Liability Management Committee (ALCO) and Management, to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan originations, purchases of investment securities, depositor withdrawals, and payment of operating expenses.

The Company’s liquid asset base, which generally consists of cash and due from banks, federal funds sold, and investment securities, is maintained at levels deemed sufficient to provide the cash necessary to fund loan growth, unfunded loan commitments, and deposit runoff. Included in this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans and investment securities, which typically provide higher yields than cash balances.

The following table sets forth asset balances as of:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$58,403	4.5%	$38,595	3.0%
Net loans	944,011	73.2%	969,996	74.7%
Investment securities	205,521	15.9%	210,860	16.2%

At June 30, 2023, the loan to deposit ratio was 91.74%, compared to a loan to deposit ratio of 84.10% at December 31, 2022.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowing capabilities. Core deposits, which comprised approximately 98.2% of total deposits at June 30, 2023, provide a significant and stable funding source for the Company. The bank held $75 million in borrowings from a secured credit line with the Federal Reserve Bank and $25.6 million in borrowings from an unsecured credit line with PCBB for a total of $100.6 million in borrowings at June 30, 2023. Unused lines of credit with the Federal Reserve Bank and FHLB, totaling $605.7 million, were collateralized by investment securities and certain qualifying loans in the Company’s portfolio. The carrying value of loans pledged on these borrowing lines totaled $592.1 million at June 30, 2023. For a further detail of the Company’s borrowing arrangements, see Note 6 - Short-term Borrowings/Other Borrowings, in the notes to the consolidated financial statements.

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows):

(In thousands)	Balance
December 31, 2021	$219,219
June 30, 2022	107,246
December 31, 2022	38,595
June 30, 2023	58,403

Capital and Dividends

The Company and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (the “Board of Governors”). Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework, the Company and the Bank must meet specific capital guidelines that include quantitative measures of their assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital levels and classifications are also subject to qualitative judgments by the regulators in regard to components, risk weightings, and other factors.

The Company’s capital plan includes guidelines and trigger points designed to ensure sufficient capital is maintained at both the Bank and Company levels. Capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the Bank’s level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company, on a consolidated basis. The capital plan requires the Bank to maintain a Tier 1 Leverage Ratio equal to or greater than 9%. The Bank’s Tier 1 Capital Ratio was 11.18% and 9.55% at June 30, 2023 and 2022, respectively.

The following table sets forth the Company’s and the Bank’s actual capital positions at June 30, 2023:

Capital Ratios:

	June 30, 2023	Ratios at December 31, 2022	Minimum Requirement to be Well Capitalized	Minimum requirement for Community Bank Leverage Ratio (1)
Tier 1 capital to adjusted average assets (“Leverage Ratio”)
Company	11.16%	10.10%	5.00%	9.00%
Bank	11.18%	10.11%	5.00%	9.00%
(1) If the Bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework (CBLR), it is deemed to be “well capitalized” under all other regulatory capital requirements. If the Bank’s leverage ratio falls below the minimum required, it would no longer be eligible to elect use of the CBLR framework.

As of June 30, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both the Company and the Bank will continue to meet their minimum capital requirements for the foreseeable future.

Dividends

Dividends paid to shareholders by the Holding Company are subject to restrictions set forth under the California General Corporation Law. As applicable to the Holding Company, the California General Corporation Law provides that the Holding Company may make a distribution to its shareholders if either retained earnings immediately prior to the dividend payout are at least equal to the amount of the proposed distribution or, proceeding the distribution, the value of the Holding Company’s assets would equal or exceed the sum of its total liabilities. The primary source of funds for dividends paid to shareholders is cash dividends received by the Company from the Bank.

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3.0 million of the outstanding stock of the Holding Company. This amount represents 2.6% of total shareholders’ equity of $115.7 million at June 30, 2023. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the six months ended June 30, 2023, the Company did not repurchase any of the shares available.

During the six months ended ended June 30, 2023, the Bank paid $2.0 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs, payments of interest on its junior subordinated debt, and dividend payments to shareholders.

On June 27, 2023, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on July 24, 2023, to shareholders of record as of July 10, 2023. Approximately $2.1 million was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in the California Financial Code, as administered by the Commissioner of the Department of Financial Protection and Innovation (Commissioner). As applicable to the Bank, the Financial Code provides that the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years less the amount of distributions to the Holding Company during that period of time. If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity of the Bank is not adequate or that the declaration of a dividend would be unsafe or unsound, the Commissioner may order the Bank not to pay any dividend. The Reserve Bank may also limit dividends paid by the Bank.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and executed, can provide only reasonable assurance that desired control objectives will be achieved. Management is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

As of June 30, 2023, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures was carried out under the supervision and participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and executed, can provide only reasonable, not absolute, assurance that the objectives of the control procedure will be met. Because of these inherent limitations in control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur due to simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions or deterioration in the degrees of compliance with policies and/or procedures. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and may not be detected.

PART II. Other Information

Item 1. Legal Proceedings

The Company is involved in various legal proceedings in the normal course of business. In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2023.

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

United Security Bancshares

Date:	August 14, 2023	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer