Form 10-Q
period 2023-09-30
UNITED SECURITY BANCSHARES
filed 2023-11-15
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 490-6261

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	UBFO	Nasdaq

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2023: 17,136,095

PART I. Financial Information
Item 1 - Financial Statements (Unaudited)

United Security Bancshares and Subsidiaries
Condensed Consolidated Balance Sheets – (unaudited)

(In thousands except shares)	September 30, 2023	December 31, 2022
Assets
Cash and noninterest-bearing deposits in other banks	$34,329	$31,650
Due from Federal Reserve Bank (FRB)	968	6,945
Cash and cash equivalents	35,297	38,595
Investment securities (at fair value)
Available-for-sale (AFS) securities, at fair value, net of allowance for credit losses of $0 (amortized cost of $214,645 and $234,610)	184,641	207,545
Marketable equity securities	3,216	3,315
Total investment securities	187,857	210,860
Loans	973,923	981,772
Unearned fees and unamortized loan origination costs - net	(1,052)	(1,594)
Allowance for credit losses	(15,649)	(10,182)
Net loans	957,222	969,996
Premises and equipment - net	9,197	9,770
Accrued interest receivable	8,095	8,489
Other real estate owned	4,582	4,582
Goodwill	4,488	4,488
Deferred tax assets - net	15,646	12,825
Cash surrender value of life insurance, net	23,299	22,893
Operating lease right-of-use assets	1,497	1,984
Other assets	25,912	14,711
Total assets	$1,273,092	$1,299,193

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Non-interest-bearing	$386,258	$481,629
Interest-bearing	601,373	683,855
Total deposits	987,631	1,165,484
Short-term borrowings	142,000	—
Operating lease liabilities	1,599	2,093
Other liabilities	15,868	8,270
Junior subordinated debentures (at fair value)	10,966	10,883
Total liabilities	1,158,064	1,186,730
Commitments and contingencies (Note 17)
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,135,595 at September 30, 2023 and 17,067,253 at December 31, 2022	60,524	60,030
Retained earnings	73,654	69,928
Accumulated other comprehensive loss, net of tax	(19,150)	(17,495)
Total shareholders’ equity	115,028	112,463
Total liabilities and shareholders’ equity	$1,273,092	$1,299,193

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and EPS)	2023	2022	2023	2022
Interest Income:
Interest and fees on loans	$13,763	$11,514	$40,292	$30,363
Interest on investment securities	1,491	1,322	4,492	3,117
Interest on deposits in FRB	74	683	187	1,023
Total interest income	15,328	13,519	44,971	34,503
Interest Expense:
Interest on deposits	1,841	679	5,128	1,702
Interest on other borrowed funds	1,566	110	2,475	224
Total interest expense	3,407	789	7,603	1,926
Net Interest Income	11,921	12,730	37,368	32,577
Provision for Credit Losses	—	607	587	1,217
Net Interest Income after Provision for Credit Losses	11,921	12,123	36,781	31,360
Noninterest Income:
Customer service fees	686	899	2,187	2,328
Increase in cash surrender value of bank-owned life insurance	102	89	406	343
Unrealized loss on fair value of marketable equity securities	(92)	(149)	(99)	(458)
Loss on fair value of junior subordinated debentures	(811)	(600)	(553)	(2,469)
Gain on sale of investment securities	—	—	—	30
Other	229	153	633	1,015
Total noninterest income	114	392	2,574	789
Noninterest Expense:
Salaries and employee benefits	3,376	2,965	9,937	8,791
Occupancy expense	984	923	2,804	2,551
Data processing	204	215	583	475
Professional fees	1,177	1,089	2,969	2,957
Regulatory assessments	169	212	554	630
Director fees	106	110	321	345
Correspondent bank service charges	20	23	57	74
Net cost of operation of OREO	30	33	126	27
Other	559	641	1,731	1,755
Total noninterest expense	6,625	6,211	19,082	17,605
Income before provision for taxes	5,410	6,304	20,273	14,544
Provision for income taxes	1,557	1,837	5,878	4,199
Net income	$3,853	$4,467	$14,395	$10,345
Net Income per common share
Basic	$0.22	$0.26	$0.84	$0.61
Diluted	$0.22	$0.26	$0.84	$0.61
Weighted average common shares outstanding
Basic	17,132,080	17,042,479	17,103,982	17,036,460
Diluted	17,140,204	17,063,947	17,115,875	17,057,638

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net Income	$3,853	$4,467	$14,395	$10,345
Unrealized loss on debt securities	(4,178)	(8,799)	(2,939)	(29,232)
Unrealized gain on unrecognized post-retirement costs	23	22	66	67
Unrealized gain on junior subordinated debentures	576	825	523	3,419
Other comprehensive loss, before tax	(3,579)	(7,952)	(2,350)	(25,746)
Tax benefit related to debt securities	1,236	2,601	869	8,641
Tax expense related to unrecognized post-retirement costs	(9)	(7)	(22)	(20)
Tax expense related to junior subordinated debentures	(170)	(243)	(152)	(1,011)
Total other comprehensive loss	(2,522)	(5,601)	(1,655)	(18,136)
Comprehensive income (loss)	$1,331	$(1,134)	$12,740	$(7,791)

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended September 30, 2023 and 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance June 30, 2022	17,040,549	$59,835	$63,875	$(13,709)	$110,001
Other comprehensive loss	—	—	—	(5,601)	(5,601)
Dividends payable ($0.11 per share)	—	—	(1,877)	—	(1,877)
Restricted stock units released	6,127	—	—	—	—
Director stock grant	—	44	—	—	44
Stock-based compensation expense	—	45	—	—	45
Net income	—	—	4,467	—	4,467
Balance September 30, 2022	17,046,676	$59,924	$66,465	$(19,310)	$107,079

Balance June 30, 2023	17,129,938	$60,451	$71,857	$(16,628)	$115,680
Other comprehensive loss	—	—	—	(2,522)	(2,522)
Dividends payable ($0.12 per share)	—	—	(2,056)	—	(2,056)
Restricted stock units released	5,657	—	—	—	—
Director stock grant	—	41	—	—	41
Stock-based compensation expense	—	32	—	—	32
Net income	—	—	3,853	—	3,853
Balance September 30, 2023	17,135,595	$60,524	$73,654	$(19,150)	$115,028

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2023 and 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance December 31, 2021	17,028,239	$59,635	$61,746	$(1,174)	$120,207
Other comprehensive loss	—	—	—	(18,136)	(18,136)
Dividends paid and payable ($0.11 per share)	—	—	(5,626)	—	(5,626)
Restricted stock units released	18,437	—	—	—	—
Tax benefit from restricted stock units released	—	(1)	—	—	(1)
Director stock grant	—	139	—	—	139
Stock-based compensation expense	—	151	—	—	151
Net income	—		10,345	—	10,345
Balance September 30, 2022	17,046,676	$59,924	$66,465	$(19,310)	$107,079

Balance December 31, 2022	17,067,253	$60,030	$69,928	$(17,495)	$112,463
Other comprehensive loss	—	—	—	(1,655)	(1,655)
Dividends paid ($0.11 per share)	—	—	(1,880)	—	(1,880)
Dividends paid and payable ($0.12 per share)	—	—	(4,111)	—	(4,111)
Restricted stock units released	68,342	—	—	—	—
Tax benefit from restricted stock units released	—	(10)	—	—	(10)
Director stock grant	—	290	—	—	290
Stock options exercised		106			106
Stock-based compensation expense	—	108	—	—	108
Cumulative effect of adopting Current Expected Credit Losses (CECL)	—	—	(4,678)	—	(4,678)
Net income	—	—	14,395	—	14,395
Balance September 30, 2023	17,135,595	$60,524	$73,654	$(19,150)	$115,028

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2023	2022
Cash Flows From Operating Activities:
Net Income	$14,395	$10,345
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	587	1,217
Depreciation and amortization	1,107	965
Noncash lease expense	487	459
Amortization of premium/discount on investment securities, net	299	500
Decrease (increase) in accrued interest receivable	394	(936)
Increase in accrued interest payable	20	19
Increase (decrease) in accounts payable and accrued liabilities	7,290	192
(Decrease) increase in unearned fees and unamortized loan origination costs, net	(542)	579
(Increase) decrease in income taxes receivable	(355)	104
Loss on marketable equity securities	99	458
Stock-based compensation expense	388	288
(Benefit) provision for deferred income taxes	(9)	281
Increase in cash surrender value of bank-owned life insurance	(406)	(343)
Loss on fair value option of junior subordinated debentures	553	2,469
Gain on sale of investment securities	—	(30)
Net increase in other assets	(9,644)	(1,540)
Net cash provided by operating activities	14,663	15,027
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(1,435)	(2,432)
Purchases of available-for-sale securities	—	(81,762)
Maturities of available-for-sale securities	10,000	—
Principal payments of available-for-sale securities	9,666	6,726
Cash proceeds from sale of available-for-sale securities	—	15,676
Net decrease (increase) in loans	6,480	(91,700)
Investment in limited partnership	(400)	(311)
Capital expenditures of premises and equipment	(534)	(1,500)
Net cash provided by (used in) investing activities	23,777	(155,303)
Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits and savings accounts	(191,631)	45,316
Net increase in time deposits	13,779	7,397
Proceeds from exercise of stock options	106	—
Net change in short-term borrowings	142,000	—
Dividends on common stock	(5,992)	(5,624)
Net cash (used in) provided by financing activities	(41,738)	47,089
Net change in cash and cash equivalents	(3,298)	(93,187)
Cash and cash equivalents at beginning of period	38,595	219,219
Cash and cash equivalents at end of period	$35,297	$126,032

United Security Bancshares and Subsidiaries - Notes to Condensed Consolidated Financial Statements - (Unaudited)

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

Reclassifications:

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

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

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. This ASU provides new guidance on the treatment of troubled debt restructurings (TDRs) in relation to the adoption of the CECL model for the accounting for credit losses (see note above regarding ASU 2016-13). Previous accounting guidance related to troubled debt restructurings is eliminated and new disclosure requirements are adopted in regard to loan refinancing and restructurings made to borrowers experiencing financial difficulties under the assumption that the CECL model will capture credit losses related to troubled debt restructurings. New disclosures regarding gross write-offs for financing receivables by year of origination are also included in the update. This update has been adopted as of January 1, 2023. The Bank will no longer report troubled debt restructurings or classify loans as such. TDRs previously recognized have been incorporated into the CECL methodology as it applies to loan loss reserves as of January 1, 2023.

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$6,441	$4	$(49)	$6,396
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	102,943	1	(16,739)	86,205
U.S. Treasury securities	20,034	—	(277)	19,757
Municipal bonds	50,431	—	(10,404)	40,027
Corporate bonds	34,796	19	(2,559)	32,256
Total securities available-for-sale	$214,645	$24	$(30,028)	$184,641

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$8,275	$7	$(51)	$8,231
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	110,908	5	(13,695)	97,218
U.S. Treasury securities	30,004	—	(780)	29,224
Municipal bonds	50,678	—	(10,508)	40,170
Corporate bonds	34,745	5	(2,048)	32,702
Total securities available-for-sale	$234,610	$17	$(27,082)	$207,545

The amortized cost and fair value of securities available for sale at September 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	September 30, 2023
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$20,134	$19,854
Due after one year through five years	28,967	27,129
Due after five years through ten years	60,141	48,998
Due after ten years	2,458	2,456
Collateralized mortgage obligations	102,945	86,204
	$214,645	$184,641

Proceeds and gross realized gains (losses) from sales of available-for-sale debt securities are shown below:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Proceeds from sales or calls	$—	$—	$—	$15,676
Gross realized gains from sales or calls	$—	$—	$—	$78
Gross realized losses from sales or calls	$—	$—	$—	$(48)

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using the proceeds to purchase securities that better fit with the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses recorded due to credit-related factors for the three and nine month periods ended September 30, 2023 or September 30, 2022.

At September 30, 2023, available-for-sale securities with an amortized cost of approximately $73.8 million and a fair value of $63.1 million were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances. At December 31, 2022, available-for-sale securities with an amortized cost of approximately $78.8 million and a fair value of $69.0 million were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes available-for-sale debt securities in an unrealized loss position for which a credit loss has not been recorded:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
September 30, 2023
U.S. Government agencies	$—	$—	$4,352	$(49)	$4,352	$(49)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	242	(3)	85,729	(16,736)	85,971	(16,739)
U.S. Treasury securities	—	—	19,757	(277)	19,757	(277)
Municipal bonds	—	—	40,027	(10,404)	40,027	(10,404)
Corporate bonds	—	—	27,425	(2,559)	27,425	(2,559)
Total available-for-sale	$242	$(3)	$177,290	$(30,025)	$177,532	$(30,028)

December 31, 2022
U.S. Government agencies	$—	$—	$5,831	$(51)	$5,831	$(51)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	47,968	(3,949)	48,763	(9,746)	96,731	(13,695)
U.S. Treasury securities	14,714	(190)	14,510	(590)	29,224	(780)
Municipal bonds	—	—	40,170	(10,508)	40,170	(10,508)
Corporate bonds	24,424	(1,491)	5,443	(557)	29,867	(2,048)
Total available-for-sale	$87,106	$(5,630)	$114,717	$(21,452)	$201,823	$(27,082)

The following summarizes the number of available-for-sale debt securities in an unrealized loss position for which a credit loss has not been recorded:

	September 30, 2023	December 31, 2022
Securities available for sale:
U.S. Government agencies	4	4
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	49	51
Municipal bonds	45	46
Corporate bonds	8	9
U.S. Treasury securities	3	4
Total available for sale	109	114

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit losses. At September 30, 2023, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates and not credit quality. These declines are primarily the result of the fast pace and large increases in interest rates during the last two years, which have led to decreases in bond prices and increases in yields. Because the Company does not intend to sell these securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company does not consider it necessary to provide an allowance for any available-for-sale security at September 30, 2023.

During the nine months ended September 30, 2023 and 2022, the Company recognized $99,000 of unrealized losses and $458,000 of unrealized losses, respectively, related to marketable equity securities, related to one mutual fund, included in the marketable equity securities. During the quarters ended September 30, 2023 and 2022, the Company recognized $92,000 and $149,000 of unrealized losses related to the same mutual fund.

The Company had no held-to-maturity or trading securities at September 30, 2023 or December 31, 2022.

3.Loans

Loans, at amortized cost, are comprised the following:

(In thousands)	September 30, 2023	December 31, 2022
Commercial and industrial:
Commercial and business loans	$51,772	$57,770
Government program loans	77	132
Total commercial and industrial	51,849	57,902
Real estate mortgage:
Commercial real estate	419,916	398,115
Residential mortgages	262,420	273,357
Home improvement and home equity loans	40	49
Total real estate mortgage	682,376	671,521
Real estate construction and development	133,516	153,374
Agricultural	61,501	52,722
Installment and student loans	43,629	44,659
Total loans	$972,871	$980,178

The Company’s directly-originated loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. The Company’s participation loans with other financial institutions are primarily in the state of California.

Commercial and industrial loans, representing 5.3% of total loans at September 30, 2023 and 5.9% at December 31, 2022, are generally made to support the ongoing operations of small- to medium-sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate; the remainder are unsecured. Extensions of credit are predicated upon the financial capacity of the borrower and repayment is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 70.1% of total loans at September 30, 2023 and 68.5% at December 31, 2022, are typically secured by either trust deeds on commercial property or single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

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

Real estate construction and development loans, representing 13.7% of total loans at September 30, 2023 and 15.5% at December 31, 2022, consist of loans for residential and commercial construction projects, as well as land acquisition and development, and land held for future development. Loans in this category are secured by real estate, including improved- and unimproved-land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans, representing 6.3% of total loans at September 30, 2023 and 5.4% at December 31, 2022, are generally secured by land, equipment, inventory, and receivables. Repayment is from the cash flow of the borrower.

Installment loans, which represented 4.5% of total loans at September 30, 2023 and 4.6% at December 31, 2022, generally consist of student loans; loans to individuals for household, family and other personal expenditures; automobiles; or other consumer items. See Note 4 - Student Loans for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2023 and December 31, 2022, these financial instruments include commitments to extend credit of $193.3 million and $190.2 million, respectively, and standby letters of credit of $3.1 million and $1.6 million for the same period ends, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The following is a summary of the amortized cost of delinquent loans at September 30, 2023:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$51,772	$51,772	$—
Government program loans	—	—	—	—	77	77	—
Total commercial and industrial	—	—	—	—	51,849	51,849	—
Commercial real estate loans	—	—	—	—	419,916	419,916	—
Residential mortgages	—	—	1,008	1,008	261,412	262,420	—
Home improvement and home equity loans	5	—	—	5	35	40	—
Total real estate mortgage	5	—	1,008	1,013	681,363	682,376	—
Real estate construction and development loans	—	—	11,390	11,390	122,126	133,516	—
Agricultural loans	—	—	60	60	61,441	61,501	—
Installment and student loans	1,303	679	—	1,982	41,647	43,629	—
Total loans	$1,308	$679	$12,458	$14,445	$958,426	$972,871	$—

The following is a summary of the amortized cost of delinquent loans at December 31, 2022:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$57,770	$57,770	$—
Government program loans	—	—	—	—	132	132	—
Total commercial and industrial	—	—	—	—	57,902	57,902	—
Commercial real estate loans	—	—	—	—	398,115	398,115	—
Residential mortgages	—	—	—	—	273,357	273,357	—
Home improvement and home equity loans	8	—	—	8	41	49	—
Total real estate mortgage	8	—	—	8	671,513	671,521	—
Real estate construction and development loans	—	—	12,545	12,545	140,829	153,374	—
Agricultural loans	—	—	108	108	52,614	52,722	—
Installment and student loans	546	642	252	1,440	43,219	44,659	252
Total loans	$554	$642	$12,905	$14,101	$966,077	$980,178	$252

Nonaccrual Loans

Loans are placed on nonaccrual status under the following circumstances:

- When there is doubt regarding the full repayment of interest and principal.

- When principal and/or interest on the loan has been in default for a period of 90 days or more, unless the asset is both well secured and in the process of collection that will result in repayment in the near future.

- When the loan is identified as having loss elements and/or is risk rated grade 8 (doubtful).

Loans on nonaccrual status are usually returned to accrual status when all delinquent principal and/or interest has been brought current, when there is no identified element of loss, and when current and continued satisfactory performance is expected. Return to accrual is generally demonstrated through the timely receipt of at least six monthly payments on a loan with monthly amortization. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2023 and 2022.

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2023 or December 31, 2022.

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days and still accruing:

	September 30, 2023			December 31, 2022
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Loans past due over 89 Days Still Accruing	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Loans Past Due Over 89 Days Still Accruing
Residential mortgages	—	1,008	—	—	—	—
Real estate construction and development loans	13,097	13,097	—	14,436	14,436	—
Agricultural loans	—	60	—	—	108	—
Total	$13,097	$14,165	$—	$14,436	$14,544	$252

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

The following table presents loans by class, net of deferred fees, by risk rating and period indicated as of September 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and business
Pass	$4,234	$5,008	$1,592	$829	$11	$1,090	$39,008	$—	$51,772
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	4,234	5,008	1,592	829	11	1,090	39,008	—	51,772
Government program
Pass	—	—	—	9	—	68	—	—	77
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	—	—	9	—	68	—	—	77
Commercial real estate
Pass	29,078	102,435	53,425	59,281	53,378	108,122	1,501	—	407,220
Special Mention	—	—	—	4,967	7,729	—	—	—	12,696
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	29,078	102,435	53,425	64,248	61,107	108,122	1,501	—	419,916
Residential mortgages
Not graded	—	24,956	207,665	2,312	—	10,043	—	—	244,976
Pass	3,294	1,925	5,252	1,579	3,601	1,793	—	—	17,444
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	3,294	26,881	212,917	3,891	3,601	11,836	—	—	262,420
Home improvement and home equity
Not graded	—	—	—	—	—	35	—	—	35
Pass	—	—	—	—	—	5	—	—	5

Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	40	—	—	40
Real estate construction and development
Pass	20,453	13,861	743	29,246	180	4,431	51,505	—	120,419
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,524	—	9,573	—	—	13,097
Doubtful	—	—	—	—	—	—	—	—	—
	20,453	13,861	743	32,770	180	14,004	51,505	—	133,516
Agricultural
Pass	2,420	6,460	461	3,023	1,591	12,617	33,610	—	60,182
Special Mention	—	—	—	513	—	356	—	—	869
Substandard	—	—	—	—	—	60	390	—	450
Doubtful	—	—	—	—	—	—	—	—	—
	2,420	6,460	461	3,536	1,591	13,033	34,000	—	61,501
Installment and student loans
Not graded	714	289	179	86	513	39,881	686	—	42,348
Pass	1,281	—	—	—	—	—	—	—	1,281
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	1,995	289	179	86	513	39,881	686	—	43,629
Total Loans	$61,474	$154,934	$269,317	$105,369	$67,003	$188,074	$126,700	$—	$972,871

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

The following summarizes the activity in the allowance for credit losses by loan category:

	Three Months Ended September 30, 2023
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$2,007	$3,731	$3,513	$1,504	$5,355	$16,110
Provision (reversal) for credit losses (1)	(202)	(932)	164	63	907	—
Charge-offs	—	—	—	—	(603)	(603)
Recoveries	—	2	—	—	140	142
Net charge-offs	—	2	—	—	(463)	(461)
Ending balance	$1,805	$2,801	$3,677	$1,567	$5,799	$15,649
(1) There was no provision for unfunded loan commitments during the quarter.

	Three Months Ended September 30, 2022
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
Beginning balance	$836	$1,298	$3,528	$1,120	$2,634	$491	$9,907
Provision (reversal) for credit losses	111	23	81	(554)	413	533	607
Charge-offs	—	—	—	—	(464)	—	(464)
Recoveries	1	4	—	—	8	—	13
Net recoveries (charge-offs)	1	4	—	—	(456)	—	(451)
Ending balance	$948	$1,325	$3,609	$566	$2,591	$1,024	$10,063

	Nine Months Ended September 30, 2023
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance, prior to adoption of ASC 326	$955	$1,363	$3,409	$525	$3,930	$10,182
Impact of ASC 326 adoption	1,336	2,359	720	1,025	927	6,367
Provision (reversal) for credit losses (1)	(487)	(974)	(452)	17	2,348	452
Charge-offs	—	—	—	—	(1,587)	(1,587)
Recoveries	1	53	—	—	181	235
Net recoveries (charge-offs)	1	53	—	—	(1,406)	(1,352)
Ending balance	$1,805	$2,801	$3,677	$1,567	$5,799	$15,649
(1) Includes a $135,000 provision for unfunded loan commitments.

	Nine Months Ended September 30, 2022
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Unallocated	Total
Beginning balance	$597	$1,174	$2,840	$1,233	$2,720	$769	$9,333
Provision (reversal) for credit losses	82	141	769	(703)	674	255	1,218
Charge-offs	—	—	—	—	(828)	—	(828)
Recoveries	269	10	—	36	25	—	340
Net recoveries (charge-offs)	269	10	—	36	(803)	—	(488)
Ending balance	$948	$1,325	$3,609	$566	$2,591	$1,024	$10,063

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$13,096	4	$14,436	4
Agricultural loans	390	1	108	2
Total	$13,486	5	$14,544	6

Reserve for Unfunded Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit, and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk within the loan portfolio. The adoption of CECL as of January 1, 2023, required a cumulative adjustment of $273,000 to the reserve for unfunded loan commitments, increasing the liability balance to $805,000, post adoption. There was no provision for unfunded loan commitments made during the quarter ended September 30, 2023. Year to date, the provision totaled $135,000, increasing the liability balance to $954,000. For the quarter ended September 30, 2022, a reversal of provision of $17,000 was made. For the nine months ended September 30, 2022, a reversal of provision of $210,000 was made, decreasing the liability balance to $474,000. The reserve for the unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities.

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

The following tables present loan modifications made to borrowers experiencing financial difficulties for the periods indicated:

	Three months ended September 30, 2023
(In thousands)	Principal Forgiveness	Term Extension	Interest Rate Reduction	Payment Delay	Total % of Loans Outstanding
Real estate construction and development loans	—	1,700	—	—	0.17%

	Nine months ended September 30, 2023
(In thousands)	Principal Forgiveness	Term Extension	Interest Rate Reduction	Payment Delay	Total % of Loans Outstanding
Real estate construction and development loans	—	1,700	—	—	0.17%

The following table presents the financial effects of loan modifications made to borrower experiencing financial difficulties:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
(In thousands)	24 months term extension	24 months term extension
Real estate construction and development loans	1,700	1,700
4.Student Loans

Included in the installment loan portfolio are $39.6 million and $42.1 million in student loans at September 30, 2023 and December 31, 2022, respectively, made to medical and pharmacy school students. Upon graduation the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency, or fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. No new student loans were originated or purchased since April of 2019.

As of September 30, 2023 and December 31, 2022, the reserve against the student loan portfolio was $5.6 million and $2.6 million, respectively. At September 30, 2023, there were no student loans in the substandard category. At December 31, 2022, there were $252,000 in student loans included in the substandard category.

The following tables summarize the credit quality indicators for outstanding student loans:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	46	$1,267	$722	70	$2,056	$908
Grace	23	735	358	27	667	348
Repayment	418	19,547	261	516	23,414	857
Deferment	257	11,227	1,959	268	10,974	1,732
Forbearance	128	6,838	229	91	5,019	237
Total	872	$39,614	$3,529	972	$42,130	$4,082

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

Student Loan Aging

Student loans are generally charged off at the end of the quarter during which the account becomes 120 days contractually past due. Accrued but unpaid interest related to charged-off student loans is reversed and charged against interest income. For the nine months ended September 30, 2023, $187,000 in accrued interest receivable was reversed, due to charge-offs of $1.6 million. For the nine months ended September 30, 2022, $100,000 in accrued interest receivable was reversed, due to charge-offs of $810,000. For the quarter ended September 30, 2023, $102,000 in accrued interest receivable was reversed, due to charge-offs of $603,000. For the quarter ended September 30, 2022, $86,000 in accrued interest receivable was reversed, due to charge-offs of $457,000.

The following table summarize the amortized cost of student loan aging for loans in repayment and forbearance:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	220	$24,403	251	$26,993
31 - 60 days	11	1,303	8	546
61 - 90 days	5	679	5	642
91 - 120 days	—	—	4	252
Total	236	$26,385	268	$28,433
5.Deposits

Deposits include the following:

(In thousands)	September 30, 2023	December 31, 2022
Noninterest-bearing deposits	$386,258	$481,629
Interest-bearing deposits:
NOW and money market accounts	409,193	499,861
Savings accounts	120,353	125,946
Time deposits:
Under $250,000	69,875	42,933
$250,000 and over	1,952	15,115
Total interest-bearing deposits	601,373	683,855
Total deposits	$987,631	$1,165,484

6.Short-term Borrowings/Other Borrowings

The following table sets forth the Company’s credit lines, balances outstanding, and pledged collateral:

(In thousands)	September 30, 2023	December 31, 2022
Unsecured credit lines:
Credit limit	$120,000	$120,000
Balance outstanding	17,000	—
Federal Home Loan Bank:
Credit limit	135,302	2,151
Balance outstanding	125,000	—
Collateral pledged	238,320	2,151
Federal Reserve Bank:
Credit limit	463,556	435,599
Balance outstanding	—	—
Collateral pledged	618,147	590,427

At September 30, 2023, pledged collateral at the Federal Home Loan Bank consisted of $2.1 million in available-for-sale investment securities and $236.3 million in loan balances. Pledged collateral at the Federal Reserve Bank consisted of $4.2 million in available-for-sale investment securities and $614.0 million in loan balances. At December 31, 2022, pledged collateral at the Federal Home Loan Bank consisted of $2.2 million in available-for-sale investment securities and pledged collateral at the Federal Reserve Bank consisted of $590.4 million in loan balances.

7.Leases

The Company leases land and premises for its branch banking-offices, administration facility, and ITMs. The initial terms of these leases expire at various dates through 2032. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted to certain economic indices or market conditions. Lease terms may also include options for termination. Under guidance from Topic 842, the discount rate applied to the lease liability is calculated by determining the Bank’s incremental borrowing rate. Current rates for fully-secured loans with amounts and terms similar to the lease amount and term at inception are used to calculate the incremental borrowing rate. The liability is reduced at each reporting period based on the discounted present value of remaining payments. As of September 30, 2023, the Company had 13 operating leases and no financing leases. At September 30, 2022, the Company had 13 operating leases and no financing leases.

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease expense	$178	$185	$533	$553
Variable lease expense	—	—	—	—
Total	$178	$185	$533	$553
Supplemental information related to leases is as follows:

	Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022
Operating cash flows from operating leases	$533	$553
Weighted-average remaining lease term in years for operating leases	4.24	4.59
Weighted-average discount rate for operating leases	5.10%	5.12%

Maturities of lease liabilities are as follows:

(In thousands)	September 30, 2023
2023	$640
2024	450
2025	218
2026	122
2027	110
Thereafter	237
Total undiscounted cash flows	1,777
Less: present value discount	(178)
Present value of net future minimum lease payments	$1,599

8.Supplemental Cash Flow Disclosures

	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022
Cash paid during the period for:
Interest	$7,853	$1,907
Income taxes	—	4,825
Noncash investing activities:
Impact of ASC 326 CECL adoption	6,367	—
Unrealized gain on unrecognized post retirement costs	66	67
Unrealized loss on available for sale securities	(2,939)	(29,232)
Unrealized gain on junior subordinated debentures	523	3,419
Cash dividend declared	2,056	1,874
9.Dividends on Common Stock

On September 26, 2023, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on October 25, 2023, to shareholders of record as of October 10, 2023. Approximately $2.1 million was transferred from retained earnings to dividends payable as of September 30, 2023 to allow for distribution of the dividend to shareholders.

The Company has a program to repurchase up to $3 million of its outstanding common stock. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. For the three months and nine months ended September 30, 2023 and September 30, 2022, no shares have been repurchased.

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (in thousands)	$3,853	$4,467	$14,395	$10,345
Weighted average shares issued	17,132,080	17,042,479	17,103,982	17,036,460
Add: dilutive effect of stock options	8,124	21,468	11,893	21,178
Weighted average shares outstanding adjusted for potential dilution	17,140,204	17,063,947	17,115,875	17,057,638
Basic earnings per share	$0.22	$0.26	$0.84	$0.61
Diluted earnings per share	$0.22	$0.26	$0.84	$0.61
Anti-dilutive stock options excluded from earnings per share calculation	90,000	93,000	98,000	93,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2023 and December 31, 2022, the Company had no recorded valuation allowance. The Company is no longer subject to examinations by taxing authorities for years before 2018 and 2017 for Federal and California jurisdictions, respectively.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. There were no interest or penalties recognized on uncertain tax positions during the periods ended September 30, 2023 and 2022.

The Company recorded a provision for income taxes of $1.6 million for the three months ended September 30, 2023, and a provision of $1.8 million for the three months ended September 30, 2022. The Company reported a provision for income taxes of $5.9 million for the nine months ended September 30, 2023 compared to $4.2 million for the comparable period of 2022. The effective tax rate was 28.8% for the three months ended September 30, 2023, compared to 29.1% for the comparable period of 2022. The effective tax rate was 29.0% for the nine months ended September 30, 2023, compared to 28.9% for the comparable period of 2022.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities is $12.0 million as of September 30, 2023 and December 31, 2022. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of September 30, 2023, the rate paid on the junior subordinated debt issued under USB Capital Trust II is the forward 3-month SOFR plus 129 basis points, and is adjusted quarterly.

At September 30, 2023, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine its present value. The cash flow model approach utilizes the forward three-month SOFR curve to estimate future quarterly interest payments due over the life of the debt instrument. Cash flows were discounted at a rate based on current market rates for similar-term debt instruments and adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The 7.23% discount rate used represents an investor yield based on current market assumptions. At September 30, 2023, the total cumulative gain recorded on the debt was $1.70 million.

The net fair value calculation performed as of September 30, 2023 resulted in a net pretax gain adjustment of $29,000 for the nine months ended September 30, 2023 compared to a net pretax gain adjustment of $950,000 for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, the net $29,000 fair value gain adjustment was separately presented as a $553,000 loss, $390,000, net of tax, recognized on the consolidated statements of income, and a $523,000 gain, $368,000, net of tax, associated with the instrument-specific credit risk recognized in other comprehensive income. For the nine months ended September 30, 2022, the net $950,000 fair value gain adjustment was separately presented as a $2.5 million loss, $1.7 million, net of tax, recognized on the consolidated statements of income, and a $3.4 million gain, $2.4 million, net of tax, associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods indicated.

The net fair value calculation performed as of September 30, 2023 resulted in a net pretax loss adjustment of $234,000 for the quarter ended September 30, 2023 compared to a net pretax gain adjustment of $225,000 for the quarter ended September 30, 2022.

For the quarter ended September 30, 2023, the net $234,000 fair value loss adjustment was separately presented as a $811,000 loss, $571,000, net of tax, recognized on the consolidated statements of income, and a $576,000 gain, $406,000, net of tax, associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended September 30, 2022, the net $225,000 fair value gain adjustment was separately presented as a $600,000 loss, $423,000, net of tax, recognized on the consolidated statements of income, and a $825,000 gain, $581,000, net of tax, associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods indicated.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	September 30, 2023
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$184,641	$184,641	$—	$184,641	$—
Marketable equity securities	3,216	3,216	3,216	—	—
Loans, net	957,222	900,462	—	—	900,462
Financial Liabilities:
Deposits	987,631	985,322	915,804	—	69,518
Junior subordinated debt	10,966	10,966	—	—	10,966

	December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$207,545	$207,545	$—	$207,545	$—
Marketable equity securities	3,315	3,315	3,315	—	—
Loans, net	969,996	906,050	—	—	906,050
Financial Liabilities:
Deposits	1,165,484	1,164,492	1,107,436	—	57,056
Junior subordinated debt	10,883	10,883	—	—	10,883

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

The Company recognizes transfers between Levels 1, 2, and 3, when a change in circumstances warrants a transfer. There were no transfers between fair value measurement classifications during the nine months ended September 30, 2023 or the nine months ended September 30, 2022.

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

Individually-Evaluated Loans - Fair value measurements for individually-evaluated loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third party appraisals or observed market prices. Collateral-dependent loans are measured for impairment using the fair value of the collateral. There were no individually-evaluated loans measured at fair value as of September 30, 2023 or December 31, 2022.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. No OREO properties were measured at fair value as of September 30, 2023 or December 31, 2022.

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023:

	September 30, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$—	$6,396	$—
U.S. Government collateralized mortgage obligations	—	86,205	—
Municipal bonds	—	40,027	—
U.S. Treasury securities	—	19,757	—
Corporate bond	—	32,256	—
Total AFS securities	—	184,641	—
Marketable equity securities	3,216	—	—
Total	$3,216	$184,641	$—

Liabilities:
Junior subordinated debt	—	—	$10,966
Total	—	—	$10,966

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022:

	December 31, 2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$—	$8,231	$—
U.S. Government collateralized mortgage obligations	—	97,218	—
Municipal bonds	—	40,170	—
Treasury securities	—	29,224	—
Corporate bonds	—	32,702	—
Total AFS securities	—	207,545	—
Marketable equity securities	3,315	—	—
Total	$3,315	$207,545	$—

Liabilities:
Junior subordinated debt	$—	$—	$10,883
Total	$—	$—	$10,883

There were no non-recurring fair value adjustments at September 30, 2023 or December 31, 2022.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

September 30, 2023				December 31, 2022
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	7.23%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	6.63%

Management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the nonperformance risk premium a willing market participant would require under current, inactive market conditions. Management attributes the change in fair value of the junior subordinated debentures to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the forward three-month SOFR curve will result in a positive fair value adjustment and a decrease in the fair value measurement. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the forward three-month SOFR curve will result in a negative fair value adjustment and an increase in the fair value measurement. The increase in discount rate between the periods ended September 30, 2023 and December 31, 2022, is primarily due to increases in rates for similar debt instruments.

The following table provides a reconciliation of liabilities at fair value using Level 3 significant, unobservable inputs on a recurring basis:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Junior Subordinated Debt:
Beginning balance	$10,719	$10,489	$10,883	$11,189
Gross loss included in earnings	811	600	553	2,469
Gross gain related to changes in instrument specific credit risk	(576)	(825)	(523)	(3,419)
Change in accrued interest	12	$41	53	66
Ending balance	$10,966	$10,305	$10,966	$10,305
The amount of total loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$811	$600	$553	$2,469
14.Goodwill and Intangible Assets

At September 30, 2023, the Company held goodwill in the amount of $4.5 million in connection with various business combinations and purchases. This amount was unchanged from the balance of $4.5 million at December 31, 2022. The Company conducts impairment analysis on goodwill both annually and in the event of triggering events, if any. The Company performed an analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2022, with no triggering events occurring through the period ended September 30, 2023.

15.Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	September 30, 2023			December 31, 2022
(In thousands)	Net unrealized gain (loss) on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures	Net unrealized gain (loss) on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$(19,066)	$(194)	$1,765	$(236)	$(627)	$(311)
Current period comprehensive income (loss), net of tax	(2,070)	44	371	(18,830)	433	2,076
Ending balance	$(21,136)	$(150)	$2,136	$(19,066)	$(194)	$1,765
Accumulated other comprehensive loss			$(19,150)			$(17,495)

16.Investment in York Monterey Properties

As of September 30, 2023 and December 31, 2022, the Bank’s investment in York Monterey Properties, Inc., totaled $5.1 million. York Monterey Properties, Inc., is included within the consolidated financial statements of the Company, with $4.6 million of the total investment recognized within the balance of other-real-estate-owned on the consolidated balance sheets.

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

(In thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$193,269	$190,183
Standby letters of credit	$3,081	$1,570

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

The Company

United Security Bancshares, a California corporation, is a bank holding company registered under the Bank Holding Company Act (BHCA) with corporate headquarters located in Fresno, California. The principal business of United Security Bancshares is to serve as the holding company for its wholly-owned subsidiary, United Security Bank. References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiary, York Monterey Properties, Inc. References to the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company” refer to United Security Bancshares, the parent company, on a stand-alone basis. The Bank currently maintains 12 banking branches, which provide banking services in Fresno, Madera, Kern, and Santa Clara counties, in the state of California. In addition to full-service branches, the Bank has several stand-alone interactive teller machines (ITMs) within its geographic footprint.

Executive Summary

During 2023, the Company has worked closely with long-term, core customers to provide deposit and lending solutions that meet their business and individual needs. The Company has also focused on maintaining adequate liquidity, managing credit risk, and responsibly managing growth on the balance sheet.

2023 Highlights:

▪Net interest margin increased to 4.05% for the quarter ended September 30, 2023, compared to 3.95% for the quarter ended September 30, 2022.
▪Annualized average cost of deposits was 0.71% for the quarter ended September 30, 2023, compared to 0.22% for the quarter ended September 30, 2022.
▪Net income decreased to $3.9 million for the quarter ended September 30, 2023 compared to the $4.5 million reported for the quarter ended September 30, 2022.
▪Loan interest income increased $2.2 million and investment securities income increased $169,000 as a result of growth in loan balances and increases in interest rates, when compared to the second quarter of 2022.
▪A loss of $811,000 was recorded on the fair value of junior subordinated debt (TRUPS) during the quarter ended September 30, 2023, compared to a loss of $600,000 recorded during the third quarter of 2022, and a loss of $75,000 during the quarter ended June 30, 2023.
▪The Company recorded no provision for credit losses for the quarter ended September 30, 2023, compared to $607,000 for the quarter ended September 30, 2022.
▪Net interest income before the provision for credit losses decreased 6.4% to $11.9 million for the quarter ended September 30, 2023, compared to $12.7 million for the quarter ended September 30, 2022.
▪Return on average assets (ROAA) was 1.21% for the quarter ended September 30, 2023, compared to 1.28% for the quarter ended September 30, 2022.
▪Return on average equity (ROAE) was 13.06% for the quarter ended September 30, 2023, compared to 15.61% for the quarter ended September 30, 2022.
▪The Company had available secured lines of credit of $475.8 million, unsecured lines of credit of $120.0 million, unpledged investment securities of $121.5 million, and cash and cash equivalents of $35.3 million as of September 30, 2023. Total borrowings as of September 30, 2023 were $142.0 million.
▪Total assets decreased 2.0% to $1.27 billion, compared to $1.30 billion at December 31, 2022.
▪Total loans, net of unearned fees, decreased 0.7% to $972.9 million, compared to $980.2 million at December 31, 2022.
▪Total investments decreased 10.9%, or $23.0 million, to $187.9 million, compared to $210.9 million at December 31, 2022.
▪Total deposits decreased 15.3% to $987.6 million, compared to $1.17 billion at December 31, 2022.
▪Net charge-offs totaled $467,000, compared to net charge-offs of $451,000 for the quarter ended September 30, 2022.
▪The allowance for credit losses as a percentage of gross loans increased to 1.61%, compared to 1.04% at December 31, 2022. The increase is primarily the result of an accounting adjustment of $6.6 million related to the adoption of a new accounting standard referred to as the current expected credit loss methodology, or “CECL.” The accounting standard was adopted on January 1, 2023.
▪Book value per share increased to $6.71, compared to $6.59 at December 31, 2022.
▪Capital position remains well-capitalized with a 11.36% Tier 1 Leverage Ratio compared to 10.10% as of December 31, 2022.

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

The Company’s earnings are impacted by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank (FRB) has a significant impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments. and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks may be subject. The Federal Open Market Committee (FOMC) continued raising interest rates during 2023, with increases to the overnight benchmark rate of 25 basis points in February, March, May, and July 2023. However, it is unknown what effects increases or decreases in the inflation rate and the recent banking turmoil, in conjunction with continued international instability, will have on FRB monetary policies.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Managing the balance sheet, enhancing revenue sources, attracting and retaining deposit customers, and maintaining market share will continue to be of primary importance.

Results of Operations

On a year-to-date basis, the Company reported net income of $14.4 million, or $0.84 per share ($0.84 diluted), for the nine months ended September 30, 2023, compared to $10.3 million, or $0.61 per share ($0.61 diluted), for the same period in 2022. The Company’s return on average assets was 1.52% for the nine months ended September 30, 2023, compared to 1.03% for the nine months ended September 30, 2022. The Company’s return on average equity was 16.64% for the nine months ended September 30, 2023, compared to 11.99% for the nine months ended September 30, 2022. The increase in the return on average assets is primarily attributable to growth in interest income as a result of increased interest rates and decreases in average assets. The increase in the return on average equity is due to decreases in equity resulting from unrealized losses in the investment portfolio, dividends declared, and an accounting adjustment due to the transition to CECL, offset by an increase in income during the period.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the three and nine month periods ended September 30, 2023 and 2022.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Three Months Ended September 30, 2023 and 2022

	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1)	$958,861	$13,763	5.69%	$952,518	$11,514	4.80%
Investment securities (3)	203,516	1,491	2.91%	215,416	1,322	2.43%
Interest-bearing deposits in FRB	5,876	74	5.00%	111,704	683	2.43%
Total interest-earning assets	1,168,253	$15,328	5.21%	1,279,638	$13,519	4.19%
Allowance for credit losses	(15,817)			(9,902)
Noninterest-earning assets:
Cash and due from banks	33,172			37,547
Premises and equipment, net	9,318			9,401
Accrued interest receivable	7,046			7,853
Other real estate owned	4,582			4,582
Other assets	60,090			54,038
Total average assets	$1,266,644			$1,383,157
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$134,143	$101	0.30%	$125,133	$35	0.11%
Money market accounts	254,964	854	1.33%	395,665	511	0.51%
Savings accounts	114,513	225	0.78%	124,962	35	0.11%
Time deposits	95,117	661	2.76%	75,023	98	0.52%
Other borrowings	99,854	1,356	5.36%	—	—	0.00%
Junior subordinated debentures	10,615	209	7.81%	10,459	110	4.17%
Total interest-bearing liabilities	709,206	$3,406	1.91%	731,242	$789	0.43%
Noninterest-bearing liabilities:
Noninterest-bearing checking	423,180			528,033
Accrued interest payable	239			139
Other liabilities	16,618			9,915
Total liabilities	1,149,243			1,269,329
Total shareholders’ equity	117,401			113,828
Total average liabilities and shareholders’ equity	$1,266,644			$1,383,157
Interest income as a percentage of average earning assets			5.21%			4.19%
Interest expense as a percentage of average earning assets			1.16%			0.24%
Net interest margin			4.05%			3.95%
(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $14,000 for the three months ended September 30, 2023 and loan fee income of $51,000 for the three months ended September 30, 2022.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation.
(3)Yields on investment securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Nine Months Ended September 30, 2023 and 2022

	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1)	$958,038	$40,292	5.62%	$910,221	$30,363	4.46%
Investment securities (3)	207,530	4,492	2.89%	198,658	3,117	2.10%
Interest-bearing deposits in FRB	5,016	187	4.98%	141,708	1,023	0.97%
Total interest-earning assets	1,170,584	$44,971	5.14%	1,250,587	$34,503	3.69%
Allowance for credit losses	(15,986)			(9,577)
Noninterest-earning assets:
Cash and due from banks	35,111			36,581
Premises and equipment, net	9,466			9,134
Accrued interest receivable	7,364			7,513
Other real estate owned	4,582			4,582
Other assets	59,650			52,859
Total average assets	$1,270,771			$1,351,679
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$138,381	$219	0.21%	$135,155	$119	0.12%
Money market accounts	332,361	3,450	1.39%	400,154	1,255	0.42%
Savings accounts	118,468	98	0.11%	122,183	101	0.11%
Time deposits	74,854	1,361	2.43%	70,839	227	0.43%
Other borrowings	47,088	1,888	5.36%	—	—	—%
Junior subordinated debentures	10,775	586	7.27%	10,824	224	2.77%
Total interest-bearing liabilities	721,927	$7,602	1.41%	739,155	$1,926	0.35%
Noninterest-bearing liabilities:
Noninterest-bearing checking	419,808			486,983
Accrued interest payable	282			123
Other liabilities	12,748			9,745
Total liabilities	1,154,765			1,236,006
Total shareholders’ equity	116,006			115,673
Total average liabilities and shareholders’ equity	$1,270,771			$1,351,679
Interest income as a percentage of average earning assets			5.14%			3.69%
Interest expense as a percentage of average earning assets			0.87%			0.21%
Net interest margin			4.27%			3.48%
(1)Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest costs includes loan fee income of approximately $182,000 for the nine months ended September 30, 2023 and loan fee income of $416,000 for the nine months ended September 30, 2022.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation.
(3)Yields on investment securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity.

The prime rate increased from 4.75% at September 30, 2022 to 8.50% at September 30, 2023. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Rate and Volume Analysis:

	Three Months Ended
	September 30, 2023 compared to September 30, 2022
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$2,249	$2,172	$77
Investment securities available for sale	169	245	(76)
Interest-bearing deposits in FRB	(609)	1,047	(1,656)
Total interest income	1,809	3,464	(1,655)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	909	1,079	(170)
Savings and money market accounts	(3)	—	(3)
Time deposits	257	223	34
Other borrowings	1,356	—	1,356
Subordinated debentures	99	97	2
Total interest expense	2,618	1,399	1,219
Decrease in net interest income	$(809)	$2,065	$(2,874)

For the three months ended September 30, 2023, total interest income increased $1.8 million, or 13.4%, compared to the three months ended September 30, 2022. In comparing the two periods, average interest-earning assets decreased $111.4 million, with a decrease of $105.8 million in balances held at the Federal Reserve Bank and a decrease of $11.9 million in investment securities, partially offset by an increase of $6.3 million in loan balances. The increase in loan balances is attributed primarily to growth in the commercial real estate and residential mortgage portfolios. Investment securities yields increased 48 basis points and loan yields increased 89 basis points. The average yield on total interest-earning assets increased 102 basis points. The increase in yields is a result of the purchases of treasury, corporate, and mortgage-backed securities at higher yields due to market rate increases, increases on loan yields, and increases in yields on overnight deposits related to the increase in the Fed Funds rate.

	Nine Months Ended
	September 30, 2023 compared to September 30, 2022
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$9,929	$8,264	$1,665
Investment securities available for sale	1,375	1,230	145
Interest-bearing deposits in FRB	(836)	5,033	(5,869)
Total interest income	10,468	14,527	(4,059)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	2,295	2,480	(185)
Savings and money market accounts	(2)	—	(2)
Time deposits	1,134	1,120	14
Other borrowings	1,888	—	1,888
Subordinated debentures	362	363	(1)
Total interest expense	5,677	3,963	1,714
Increase (decrease) in net interest income	$4,791	$10,564	$(5,773)

For the nine months ended September 30, 2023, total interest income increased 5.4 million, or 17.3%, compared to the nine months ended September 30, 2022. In comparing the two periods, average interest-earning assets decreased $80.0 million, with a decrease of $136.7 million in balances held at the Federal Reserve Bank, partially offset by an increase of $47.8 million in loan balances and an increase of $8.9 million in investment securities. Investment securities yields increased 79 basis points and loan yields increased 116 basis points. The average yield on total interest-earning assets increased 145 basis points. The increase in yields is a result of increases on loan yields, investment yields, and increases in yields on overnight deposits related to the increase in the Fed Funds rate.

The overall average yield on the loan portfolio increased to 5.62% for the nine months ended September 30, 2023, as compared to 4.46% for the nine months ended September 30, 2022. At September 30, 2023, 34.4% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 40.3% of the portfolio at December 31, 2022, with the majority of those tied to the prime rate. Approximately 63.3%, or $211.7 million, of the floating-rate loans had rate floors at September 30, 2023.

The Company’s net interest margin increased to 4.27% for the nine months ended September 30, 2023, compared to 3.48% for the nine months ended September 30, 2022. The net interest margin increased primarily as a result of a shift in the mix to higher earning assets due to the growth in average loan and investment balances and an increase in loan and investment yields.

The Company’s disciplined deposit pricing efforts have helped keep the Company’s cost of funds relatively low. The rates paid on interest-bearing liabilities increased to 1.41% for the nine months ended September 30, 2023, compared to 0.35% for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, total interest expense increased approximately $5.7 million, or 294.8%, as compared to the nine months ended September 30, 2022. Between those two periods, average interest-bearing liabilities decreased by $17.2 million due to decreases in NOW and money market accounts and savings accounts, partially offset by increases in time deposits and short-term borrowings. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at September 30, 2023 or December 31, 2022.

Interest-Earning Assets and Liabilities:

The following table summarizes the year-to-date (YTD) averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Averages
	September 30, 2023	December 31, 2022	September 30, 2022
Loans	81.84%	74.02%	72.79%
Investment securities available for sale	17.73%	16.16%	15.89%
Interest-bearing deposits in FRB	0.43%	9.82%	11.32%
Total interest-earning assets	100.00%	100.00%	100.00%
NOW accounts	19.17%	18.49%	18.28%
Money market accounts	46.04%	53.92%	54.14%
Savings accounts	16.41%	16.70%	16.53%
Time deposits	10.37%	9.44%	9.58%
Other borrowings	6.52%	0.00%	0.00%
Subordinated debentures	1.49%	1.45%	1.47%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Changes in Noninterest Income:

The following tables set forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended
(In thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Customer service fees	$686	$899	$(213)	(23.7)%
Increase in cash surrender value of bank-owned life insurance	102	89	13	14.6%
Loss on fair value of marketable equity securities	(92)	(149)	57	38.3%
Loss on fair value of junior subordinated debentures	(811)	(600)	(211)	(35.2)%
Other	229	153	76	49.7%
Total noninterest income	$114	$392	$(278)	(70.9)%

Noninterest income for the quarter ended September 30, 2023 decreased $278,000 to $114,000 compared to the quarter ended September 30, 2022. Included in the decrease is a reduction in the loss on the fair value of marketable equity securities of $57,000. Additionally, the change in fair value of junior subordinated debentures caused a $811,000 loss for the quarter ended September 30, 2023, compared to a $600,000 loss for the quarter ended September 30, 2022, resulting in a difference of $211,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve. Customer service fees decreased $213,000 between the two quarters primarily due to decreases in account analysis fees and ATM fees. Other noninterest income increased due to increases in FHLB dividends.

	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Customer service fees	$2,187	$2,328	$(141)	(6.1)%
Increase in cash surrender value of bank-owned life insurance	406	343	63	18.4%
Loss on fair value of marketable equity securities	(99)	(458)	359	78.4%
Loss on fair value of junior subordinated debentures	(553)	(2,469)	1,916	77.6%
Gain on sale of investment securities	—	30	(30)	100.0%
Other	633	1,015	(382)	(37.6)%
Total noninterest income	$2,574	$789	$1,785	226.2%

Noninterest income for the nine months ended September 30, 2023 increased $1.8 million to $2.6 million compared to the nine months ended September 30, 2022. Included in the increase is a reduction in the loss on the fair value of marketable equity securities of $359,000. Additionally, the change in fair value of junior subordinated debentures caused a $553,000 loss for the quarter ended September 30, 2023, compared to a $2.5 million loss for the quarter ended September 30, 2022, resulting in an increased loss of $1.9 million. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve. Customer service fees decreased $141,000 between the two quarters due to decreases in account analysis fees, ATM fees, and the closure of the financial services department during the third quarter of 2022. Additionally, other noninterest income for the nine months ended September 30, 2023, included an increase of $151,000 in FHLB stock dividends. Included in other noninterest income for the nine months ended September 30, 2022, was $566,000 in nonrecurring income from an investment in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital.

Noninterest Expense

Changes in Noninterest Expense:

The following tables set forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended
(In thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Salaries and employee benefits	$3,376	$2,965	$411	13.9%
Occupancy expense	984	923	61	6.6%
Data processing	204	215	(11)	(5.1)%
Professional fees	1,177	1,089	88	8.1%
Regulatory assessments	169	212	(43)	(20.3)%
Director fees	106	110	(4)	(3.6)%
Correspondent bank service charges	20	23	(3)	(13.0)%
Net cost of operation of OREO	30	33	(3)	(9.1)%
Other	559	641	(82)	(12.8)%
Total expense	$6,625	$6,211	$414	6.7%

Noninterest expense for the quarter ended September 30, 2023 increased $414,000 to $6.6 million, compared to the quarter ended September 30, 2022. The increase was primarily attributed to increases in salaries and employee benefits, occupancy expense, and professional fee expenses, partially offset by decreases in data processing, regulatory assessments, director fees, correspondent bank service charges, and net cost of operation of OREO. The increase in salaries and employee benefits was caused by increases in salary expense, group insurance expense, and accruals for bonuses.

	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Salaries and employee benefits	$9,937	$8,791	$1,146	13.0%
Occupancy expense	2,804	2,551	253	9.9%
Data processing	583	475	108	22.7%
Professional fees	2,969	2,957	12	0.4%
Regulatory assessments	554	630	(76)	(12.1)%
Director fees	321	345	(24)	(7.0)%
Correspondent bank service charges	57	74	(17)	(23.0)%
Net cost of operation of OREO	126	27	99	(366.7)%
Other	1,731	1,755	(24)	(1.4)%
Total expense	$19,082	$17,605	$1,477	8.4%

Noninterest expense for the nine months ended September 30, 2023 increased $1.5 million to $19.1 million, compared to the nine months ended September 30, 2022. The increase was primarily attributed to increases in salaries and employee benefits, occupancy expense, and data processing expenses, partially offset by decreases in regulatory assessments, director fees, and correspondent bank service charges. The increase in salaries and employee benefits was caused by increases in salary expense, group insurance expense, and bonus accruals. Occupancy expense increased due to increased depreciation expense, utility costs, and building services expenses.

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

The Company has reviewed all of its tax positions as of September 30, 2023, and has determined that there are no material additional amounts to be recorded under the current income tax accounting guidelines.

The Company’s effective tax rate for the three months ended September 30, 2023 was 28.78% compared to 29.14% for the three months ended September 30, 2022. The Company’s effective tax rate for the nine months ended September 30, 2023 was 28.99% compared to 28.87% for the nine months ended September 30, 2022.

Financial Condition

The following table illustrates the changes in balances as of and for the periods ended:

				Year-to-Date	Prior Period Comparison
(In thousands)	September 30, 2023	December 31, 2022	September 30, 2022	$ Change	$ Change
Due from Federal Reserve Bank (FRB)	$968	$6,945	$88,060	$(5,977)	$(87,092)
Net loans	957,222	969,996	952,103	(12,774)	5,119
Investment securities	187,857	210,860	211,847	(23,003)	(23,990)
Total assets	1,273,092	1,299,193	1,369,252	(26,101)	(96,160)
Total deposits	987,631	1,165,484	1,240,818	(177,853)	(253,187)
Total liabilities	1,158,064	1,186,730	1,262,173	(28,666)	(104,109)
Average interest-earning assets	1,170,584	1,248,578	1,250,587	(77,994)	(80,003)
Average interest-bearing liabilities	721,927	738,766	739,155	(16,839)	(17,228)

Total assets decreased 2.0% between September 30, 2023 and December 31, 2022, and 7.0% between September 30, 2023 and September 30, 2022. Total deposits decreased 15.3% and 20.40%, respectively, during the same periods. Net loans decreased $12.8 million, or 1.3%, and investment securities decreased $23.0 million, or 10.9%, between September 30, 2023 and December 31, 2022. Net loans increased on a year-over-year basis due to organic growth and the purchase of real-estate mortgage loan pools offset by loan payoffs and paydowns. Investment securities decreased on a year-over-year basis due to repayments of principal and maturities. Deposits decreased on a year-over-year basis due to decreases in savings accounts, NOW and money market accounts, and time deposits and decreased year-to-date due to decreases in savings accounts, and NOW and money market accounts, partially offset by increases in time deposits. The balances in overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased on a year-over-year basis due to the purchases of loan pools and investment securities and decreases in deposits. Short-term borrowings at September 30, 2023 totaled $142.0 million. There were no short-term borrowings during the nine months ended September 30, 2022.

Earning assets averaged $1.17 billion during the nine months ended September 30, 2023, compared to $1.25 billion for the same period in 2022. Average interest-bearing liabilities decreased to $721.9 million for the nine months ended September 30, 2023, from $739.2 million for the comparative period of 2022.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $972.9 million at September 30, 2023, a decrease of $7.3 million, or 0.7%, when compared to the balance of $980.2 million at December 31, 2022, and an increase of $12.3 million, or 1.3%, when compared to the balance of $960.5 million reported at September 30, 2022. Loans on average increased $47.8 million, or 5.3%, between the nine months ended September 30, 2022 and September 30, 2023, with loans averaging $958.0 million for the nine months ended September 30, 2023, as compared to $910.2 million for the same period in 2022.

The following table sets forth the amounts of loans outstanding by category and the category percentages for the periods presented:

	September 30, 2023		December 31, 2022		September 30, 2022
(In thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$51,849	5.3%	$57,902	5.9%	$62,421	6.5%
Real estate – mortgage	682,376	70.1%	671,521	68.5%	632,750	65.9%
Real estate construction and development	133,516	13.7%	153,374	15.6%	161,571	16.8%
Agricultural	61,501	6.3%	52,722	5.4%	57,296	6.0%
Installment and student loans	43,629	4.6%	44,659	4.6%	46,511	4.8%
Total gross loans	$972,871	100.00%	$980,178	100.00%	$960,549	100.00%

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: real estate mortgage and construction lending. Total loans decreased $7.3 million during the first nine months of 2023. There were increases of

$10.9 million, or 1.6%, in real estate mortgage loans and $8.8 million, or 16.7%, in agricultural loans. Real estate construction and development loans decreased $19.9 million, or 12.9%, commercial and industrial loan decreased $6.1 million, or 10.5%, and installment loans decreased by $1.0 million, or 2.3%.

The real estate mortgage loan portfolio totaled $682.4 million at September 30, 2023, and consisted of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 43.2%, 40.6%, and 39.8% of the total loan portfolio at September 30, 2023, December 31, 2022, and September 30, 2022, respectively. Commercial real estate balances increased to $419.9 million at September 30, 2023 from $398.1 million at December 31, 2022. Commercial real estate loans are generally a mix of short- to medium-term, fixed- and floating-rate instruments and are mainly secured by commercial income and multi-family residential properties.

Residential mortgage loans are generally 30-year amortizing loans with an average life of nine to 11 years. These loans totaled $262.4 million, or 27.0%, of the portfolio at September 30, 2023, $273.4 million, or 27.9%, of the portfolio at December 31, 2022, and $250.1 million, or 26.0%, of the portfolio at September 30, 2022. Included in the residential mortgage portfolio are purchased home-mortgage loan pools with aggregate balances of $233.5 million, comprising 89.0% of the total residential mortgage portfolio at September 30, 2023. These loans were purchased in whole-loan form, in several pools, beginning in May 2021 and continuing through December 2022. Dovenmuehle Mortgage, Inc., (DMI) is the third-party sub-servicer for the Company’s purchased residential mortgage portfolio. DMI’s services include administration, Company-approved modification, escrow management, monitoring, and collection. DMI is paid a monthly servicing fee based primarily upon the number of loans being serviced which, at September 30, 2023, totaled 254.

Real estate construction and development loans, representing 13.7%, 15.6%, and 16.8% of total loans at September 30, 2023, December 31, 2022, and September 30, 2022, respectively, consisted of loans for residential and commercial construction projects, as well as land acquisition and development, and land held for future development. Loans in this category are secured by real estate, including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at the completion of the project or from the sale of the constructed homes to individuals.

Commercial and industrial loans decreased $6.1 million between December 31, 2022 and September 30, 2023 and decreased $10.6 million between September 30, 2022 and September 30, 2023. Agricultural loans increased $8.8 million between December 31, 2022 and September 30, 2023 and increased $4.2 million between September 30, 2022 and September 30, 2023. Installment loans decreased $1.03 million between December 31, 2022 and September 30, 2023 and decreased $2.9 million between September 30, 2022 and September 30, 2023, primarily due to decreases in student loan balances.

Included in installment loans are $39.6 million in unsecured student loans made to medical and pharmacy school students in the US and Caribbean. Student loans decreased $4.1 million between the nine months ended September 30, 2023 and 2022, due to paydowns, consolidations with other lenders, and charge-offs. The outstanding balance of loans for students who are in school or a grace period and have not entered repayment status totaled $2.0 million at September 30, 2023. At September 30, 2023 there were 803 loans within repayment, deferment, and forbearance which represented $19.5 million, $11.2 million, and $6.8 million in outstanding balances, respectively. Student loans are no longer originated by the bank.

While student loan repayment terms may vary per borrower, repayment occurs within 10 to 20 years on average. Underwriting is premised on qualifying credit scores. The weighted average credit score for the portfolio at the time of loan origination was 737. In addition, there are non-student, co-borrowers for roughly one-third of the portfolio that provide additional repayment capacity. Graduation and employment placement rates are high for both medical and pharmacy students. The average student loan balance per borrower as of September 30, 2023, was approximately $106,000. Loan interest rates ranged from 6.00% to 13.125%, with a weighted average rate of 12.14%.

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

The Company classifies student loans delinquent more than 90 days as substandard. As of September 30, 2023 and December 31, 2022, reserves against the student loan portfolio totaled $5.6 million and $2.6 million, respectively. For the nine months ended September 30, 2023, $187,000 in accrued interest receivable was reversed, due to charge-offs of $1,588,000. For the nine months ended September 30, 2022, $100,000 in accrued interest receivable was reversed, due to charge-offs of

$810,000. For the quarter ended September 30, 2023, $102,000 in accrued interest receivable was reversed, due to charge-offs of $603,000. For the quarter ended September 30, 2022, $86,000 in accrued interest receivable was reversed, due to charge-offs of $457,000.
The following table sets forth the Bank’s student loan portfolio with activity from December 31, 2022 to September 30, 2023:

(In thousands)	Balance
Student Loan Portfolio Balance as of December 31, 2022	$42,132
Capitalized Interest	2,912
Loan Consolidations/Payoffs	(2,629)
Payments Received	(1,213)
Loans Charged-off	(1,588)
Student Loan Portfolio Balance as of September 30, 2023	$39,614

Loan participations purchased decreased to $9.2 million, or 0.9% of the portfolio, at September 30, 2023, decreased from $9.4 million, or 1.0%, of the portfolio at December 31, 2022, and decreased from $9.4 million, or 1.0%, of the portfolio at September 30, 2022. Loan participations sold decreased from $12.9 million, or 1.3%, of the portfolio at September 30, 2022, to $9.7 million, or 1.0%, of the portfolio, at December 31, 2022, and increased to $38.1 million, or 3.9%, of the portfolio, at September 30, 2023. This increase was primarily due to the addition of one real estate construction loan participation with a balance of $28.8 million at September 30, 2023.

Deposits

Deposit balances totaled $987.6 million at September 30, 2023, representing a decrease of $177.9 million, or 15.3%, from the balance of $1.17 billion reported at December 31, 2022, and a decrease of $253.2 million, or 20.4%, from the balance of $1.24 billion at September 30, 2022.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2023 and December 31, 2022, and the net change between the two periods presented:

(In thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing deposits	$386,258	$481,629	$(95,371)	(19.8)%
Interest-bearing deposits:
NOW and money market accounts	409,193	499,861	(90,668)	(18.1)%
Savings accounts	120,353	125,946	(5,593)	(4.4)%
Time deposits:
Under $250,000	69,875	42,933	26,942	62.8%
$250,000 and over	1,952	15,115	(13,163)	(87.1)%
Total interest-bearing deposits	601,373	683,855	(82,482)	(12.1)%
Total deposits	$987,631	$1,165,484	$(177,853)	(15.3)%

The following tables set forth estimated deposit balances exceeding the FDIC insurance limits as of:

(In thousands)	September 30, 2023	December 31, 2022
Uninsured deposits (1)	$511,426	$706,183
(1) Represents amount over insurance limit

	September 30, 2023
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$1,240	$1,841	$1,726	$6,714	$11,521
(1) Represents amount over insurance limit

	December 31, 2022
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$362	$412	$3,419	$1,173	$5,366
(1) Represents amount over insurance limit

Core deposits, defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation of the Company’s principal sources of funding and liquidity. These core deposits amounted to 99.80% and 98.70% of total deposits at September 30, 2023 and December 31, 2022, respectively. The Company held no brokered deposits at September 30, 2023 or December 31, 2022.

On a year-to-date average basis, the Company experienced a decrease of $131.4 million, or 10.8%, in total deposits between the nine months ended September 30, 2023 and the nine months ended September 30, 2022. Between these two periods, interest-bearing deposits decreased $64.3 million, or 8.8%, and noninterest-bearing deposits decreased $67.2 million, or 13.8%.

Short-Term Borrowings

At September 30, 2023, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $463.6 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $135.3 million. At September 30, 2023, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), PNC, Zions Bank, and US Bank totaling $50 million, $40 million, $20 million and $10 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate or short-term U.S. Treasury rates. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2023, the Company had outstanding borrowings of $142.0 million. At September 30, 2022, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $435.6 million, collateralized FHLB lines of credit totaling $2.2 million, and uncollateralized lines of credit of $50 million with PCBB, $40 million with PNC, $20 million with Zion’s Bank, and $10 million with Union Bank at December 31, 2022.

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

Individually-Evaluated Loans and Specific Reserves:

The following table summarizes the components of individually-evaluated loans and related specific reserves:

	September 30, 2023		December 31, 2022
(In thousands)	Individually-Evaluated Loan Balances	Specific Reserve	Individually-Evaluated Loan Balances	Specific Reserve
Commercial and industrial	$—	$—	$—	$—
Real estate – mortgage	72	—	141	4
Real estate construction and development	13,130	—	14,436	—
Agricultural	463	34	1,051	48
Installment and student loans	—	—	—	—
Total individually-evaluated loans	$13,665	$34	$15,628	$52

Individually-evaluated loans declined $2.0 million to $13.7 million at September 30, 2023 compared to $15.6 million at December 31, 2022. Included in the balance of specific reserves at September 30, 2023, is $34,000 allocated to one agricultural loan. There were no reserves for real estate construction and development loans at September 30, 2023 and December 31, 2022, due to the value of the collateral securing those loans.

Credit Quality Indicators for Outstanding Student Loans:

The following table summarizes the credit quality indicators for outstanding student loans as of:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	46	$1,267	$722	70	$2,056	$908
Grace	23	735	358	27	667	348
Repayment	418	19,547	261	516	23,414	857
Deferment	257	11,227	1,959	268	10,974	1,732
Forbearance	128	6,838	229	91	5,019	237
Total	872	$39,614	$3,529	972	$42,130	$4,082

Included in installment loans are $39.6 million and $42.1 million in student loans at September 30, 2023 and December 31, 2022, respectively, made to medical and pharmacy school students. As of September 30, 2023 and December 31, 2022, the reserve against the student loan portfolio totaled $5.3 million and $2.6 million, respectively. Loan interest rates on the student loan portfolio range from 6.00% to 13.125% and 5.75% to 10.75% at September 30, 2023 and December 31, 2022, respectively.

Nonperforming Assets:

The following table summarizes the components of nonperforming assets as of September 30, 2023 and December 31, 2022, and the percentage of nonperforming assets to total gross loans, total assets, and the percentage of nonperforming assets to allowance for loan losses:

(In thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$14,165	$14,544
Loans past due 90 days or more, still accruing	—	252
Total nonperforming loans	14,165	14,796
Other real estate owned	4,582	4,582
Total nonperforming assets	$18,747	$19,378
Nonperforming loans to total gross loans	1.45%	1.51%
Nonperforming assets to total assets	1.47%	1.48%
Allowance for loan losses to nonperforming loans	110.48%	68.82%

Nonperforming assets, which are primarily related to the real estate loan and other-real-estate-owned portfolio, decreased $631,000 from $19.4 million at December 31, 2022 to $18.7 million at September 30, 2023. Nonaccrual loan balances decreased to $14.2 million between the two periods, and the remaining nonaccrual loans are well collateralized and in the process of collection. The ratio of the allowance for credit losses to nonperforming loans increased from 68.82% at December 31, 2022 to 110.48% at September 30, 2023. The percentage increase is primarily due to the adjustment for CECL and reserve increases due to student loan delinquencies and charge-offs.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

(In thousands)	September 30, 2023	December 31, 2022	$ Change
Nonaccrual Loans:
Real estate construction and development	$13,097	$14,436	$(1,339)
Agricultural	60	108	(48)
Total nonaccrual loans	$14,165	$14,544	$(379)

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

Except for the nonaccrual loans included in the above table, or those included in the individually-evaluated loan totals, there were no loans at September 30, 2023, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

Nonaccrual loans, totaling $14.2 million at September 30, 2023, decreased $379,000 from $14.5 million at December 31, 2022, with real estate mortgage and real estate construction loans comprising 99.6% of total nonaccrual loans at September 30, 2023. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit-related issues. At September 30, 2023 and December 31, 2022, nonaccrual loans represented 1.45% and 1.48% of total loans, respectively. The loan allowance for credit loss represented 110.5% and 70.0% of nonaccrual loans for the same periods.

Other real estate owned through foreclosure remained at $4.6 million for the periods ended September 30, 2023 and December 31, 2022. Nonperforming assets as a percentage of total assets decreased from 1.48% at December 31, 2022 to 1.47% at September 30, 2023.

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for credit losses required to cover identified and potential losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets.

The following table summarizes special mention loans by type as of:

(In thousands)	September 30, 2023	December 31, 2022
Commercial and industrial	$—	$200
Commercial real estate mortgage	12,696	26,019
Agricultural	869	1,017
Total special mention loans	$13,565	$27,236

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

The following table provides a summary of the Company’s allowance for loan credit losses, loan loss provisions, and charge-off and recovery activity affecting the allowance for the nine months ended September 30, 2023 and September 30, 2022.

Allowance for Credit Losses - Summary of Activity:

(In thousands)	September 30, 2023	September 30, 2022
Total loans outstanding at end of period before deducting allowances for credit losses	$972,871	$962,166
Average loans outstanding during period	958,038	910,221

Balance of allowance at beginning of period	$10,182	$9,333
Impact of adoption of ASU 2016-13	6,367	—
Loans charged-off:
Installment and student loans	(1,587)	(828)
Total loans charged-off	(1,587)	(828)
Recoveries of loans previously charged-off:
Real estate	53	10
Commercial and industrial	1	305
Installment and student loans	181	25
Total loan recoveries	235	340
Net loans charged-off	(1,352)	(488)
Provision charged to operating expense	452	1,217
Balance of allowance for credit losses at end of period	$15,649	$10,062

Net loan charged-off to total average loans (annualized)	0.19%	0.07%
Net loan charged-off to loans at end of period (annualized)	0.56%	0.20%
Allowance for credit losses to total loans at end of period	1.61%	1.05%
Net loan charged-off to allowance for credit losses (annualized)	34.56%	19.40%
Provision for credit losses to net charged-off (annualized)	44.58%	499.18%

Provisions for credit losses are determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, expected losses within the portfolio, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2023, a $587,000 provision was recorded to the allowance for credit losses as compared to a $1.2 million provision for the nine months ended September 30, 2022.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances in each category for the quarters indicated:

	September 30, 2023			September 30, 2022
(In thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	$(1)	$49,063	<0.01%	$(269)	$58,596	(0.46)%
Real estate mortgages	(53)	666,797	<0.01%	(10)	606,621	<0.01%
RE construction and development	—	144,205	—%	—	183,934	—%
Agricultural	—	53,201	—%	(36)	56,122	(0.06)%
Installment and student loans	1,406	44,772	3.14%	803	47,245	1.70%
Total	$1,352	$958,038	0.14%	$488	$952,518	0.05%

Net charge-offs during the nine months ended September 30, 2023 totaled $1,352,000 as compared to net charge-offs of $488,000 for the nine months ended September 30, 2022. The Company charged-off, or had partial charge-offs on 24 loans during the nine months ended September 30, 2023, compared to 13 loans during the same period ended September 30, 2022. The annualized percentage of net charge-offs to average loans was 0.19% for the nine months ended September 30, 2023, 0.14% for the year ended December 31, 2022, and 0.07% for the nine months ended September 30, 2022. The Company’s loans net of unearned fees increased from $962.2 million at September 30, 2022 to $972.9 million at September 30, 2023.

The allowance for credit losses at September 30, 2023 was 1.61% of outstanding loan balances, as compared to 1.04% at December 31, 2022, and 1.05% at September 30, 2022. At September 30, 2023 and September 30, 2022, unfunded loan commitment reserves of $954,000 and $569,000 respectively, were reported in other liabilities.

Management believes that the loan allowance for credit losses, totaling 1.61% of the loan portfolio at September 30, 2023, is adequate to absorb both known and inherent risks in the loan portfolio. No assurance can be given, however, regarding future economic conditions, or other circumstances, which may adversely affect the Company’s service areas and result in losses in the loan portfolio not captured by the current allowance for credit losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s asset/liability management, liquidity strategy, and capital planning are guided by policies formulated and monitored by the Asset and Liability Management Committee (ALCO) and Management, to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company’s principal cash outflows are for loan originations, purchases of investment securities, depositor withdrawals, and payment of operating expenses.

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

The following table sets forth asset balances as of:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$35,297	2.8%	$38,595	3.0%
Net loans	957,222	75.2%	969,996	74.7%
Investment securities	187,857	14.8%	210,860	16.2%

At September 30, 2023, the loan to deposit ratio was 98.51%, compared to a loan to deposit ratio of 84.10% at December 31, 2022.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowing capabilities. Core deposits, which comprised approximately 99.8% of total deposits at September 30, 2023, provide a significant and stable funding source for the Company. The bank held $125.0 million in borrowings from a secured credit line with the Federal Home Loan Bank and $17.0 million in borrowings from an unsecured credit line with PCBB for a total of $142.0 million in short-term borrowings at September 30, 2023. Unused lines of credit with the Federal Reserve Bank and FHLB, totaling $453.8 million, were collateralized by investment securities and certain qualifying loans in the Company’s portfolio. The carrying value of loans pledged on these borrowing lines totaled $614.0 million at September 30, 2023. For further detail on the Company’s borrowing arrangements, see Note 6 - Short-term Borrowings/Other Borrowings, in the notes to the consolidated financial statements.

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows):

(In thousands)	Balance
December 31, 2021	$219,219
September 30, 2022	126,032
December 31, 2022	38,595
September 30, 2023	35,297

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

The Company’s capital plan includes guidelines and trigger points designed to ensure sufficient capital is maintained at both the Bank and Company levels. Capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the Bank’s level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company, on a consolidated basis. The capital plan requires the Bank to maintain a Tier 1 Leverage Ratio equal to or greater than 9%. The Bank’s Tier 1 Capital Ratio was 11.42% and 9.55% at September 30, 2023 and 2022, respectively.

The following table sets forth the Company’s and the Bank’s actual capital positions at September 30, 2023:

Capital Ratios:

	September 30, 2023	Ratios at December 31, 2022	Minimum Requirement to be Well Capitalized	Minimum requirement for Community Bank Leverage Ratio (1)
Tier 1 capital to adjusted average assets (Leverage Ratio)
Company	11.36%	10.10%	5.00%	9.00%
Bank	11.42%	10.11%	5.00%	9.00%
(1) If the Bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework (CBLR), it is deemed to be “well capitalized” under all other regulatory capital requirements. If the Bank’s leverage ratio falls below the minimum required, it would no longer be eligible to elect use of the CBLR framework.

As of September 30, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both the Company and the Bank will continue to meet their minimum capital requirements for the foreseeable future.

Dividends

Dividends paid to shareholders by the Holding Company are subject to restrictions set forth under the California General Corporation Law. As applicable to the Holding Company, the California General Corporation Law provides that the Holding Company may make a distribution to its shareholders if either retained earnings immediately prior to the dividend payout are at least equal to the amount of the proposed distribution or, proceeding the distribution, the value of the Holding Company’s assets would equal or exceed the sum of its total liabilities. The primary source of funds for dividends paid to shareholders is cash dividends received by the Holding Company from the Bank.

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3.0 million of the outstanding stock of the Holding Company. This amount represents 2.6% of total shareholders’ equity of $115.0 million at September 30, 2023. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the nine months ended September 30, 2023, the Company did not repurchase any of the shares available.

During the nine months ended ended September 30, 2023, the Bank paid $6.3 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs, payments of interest on its junior subordinated debt, and dividend payments to shareholders.

On September 26, 2023, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on October 25, 2023, to shareholders of record as of October 10, 2023. Approximately $2.1 million was transferred from retained earnings to dividends payable to allow for distribution of the dividend to shareholders.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in the California Financial Code, as administered by the Commissioner of the Department of Financial Protection and Innovation (Commissioner). As applicable to the Bank, the Financial Code provides that the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years less the amount of distributions to the Holding Company during that period of time. If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity of the Bank is not adequate or that the declaration of a dividend would be unsafe or unsound, the Commissioner may order the Bank not to pay any dividend. The Federal Reserve Bank may also limit dividends paid by the Bank.

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

As of September 30, 2023, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures was carried out under the supervision and participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level due to the following material weakness in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified in the Company’s internal control over financial reporting:

The Company failed to design and maintain effective controls over the completeness and accuracy of the underlying historical data utilized in the calculation of the allowance for credit losses at the date of adoption of ASC Topic 326, Financial Instruments – Credit Losses.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Remediation Efforts

Subsequent to the period covered by the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, with respect to the material weakness set forth above, management has been actively engaged in developing remediation plans to address the material weakness identified above.

The Company has devoted significant effort and resources to the remediation and will continue to design new and enhanced controls related to testing the completeness and accuracy of underlying data utilized in the calculation of the allowance for credit losses. The new and enhanced controls have not been designed and have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended September 30, 2023.

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

United Security Bancshares

Date:	November 15, 2023	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer