Form 10-K
period 2023-12-31
UNITED SECURITY BANCSHARES
filed 2024-03-26
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987
UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 490-6261
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2023: $104,165,322
Shares outstanding as of February 29, 2024:  17,255,505

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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
•changes in credit quality and the effect of credit quality on our allowance for credit losses;
•our ability to attract and retain deposits and other sources of funding or liquidity;
•the need to retain capital for strategic or regulatory reasons;
•the impact of the Dodd-Frank Act and other legislation on our business, business strategies, and cost of operations;
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
•inability of the Bank to pay dividends to the Holding Company;
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
•conflicts both foreign and domestic and civil unrest including current conflicts in the Middle East and Europe; and
•our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Report and other documents filed or furnished by the Company with the SEC.

Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

Item 1 - Business

General

United Security Bancshares is a California corporation incorporated in March 2001 and is registered with the Board of Governors of the Federal Reserve System (FRB) as a bank holding company under the Bank Holding Company Act of 1956, as amended (BHCA). The common stock of United Security Bancshares is listed on Nasdaq under the symbol “UBFO.”
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

United Security Bank

The Bank is a California state-chartered bank headquartered in Fresno, California. At December 31, 2023, the Bank operates three branches (including its main office), one construction lending office, and one commercial lending office in Fresno, California and one branch each in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, Campbell, and Mendota California. The Bank has Interactive Teller Machines (ITMs) at all branch locations and nine off-site ITMs at non-branch locations. In addition, the Holding Company and the Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

York Monterey Properties, Inc.

York Monterey Properties, Inc. (YMP) was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, foreclosures in Monterey County. These properties exceeded the 10-year regulatory holding period for other real estate owned, or “OREO.” YMP was funded with a $250,000 cash investment and the transfer of those parcels by the Bank to YMP. In December 2021, $805,000 in additional funding was transferred to YMP to fund estimated expenses over a five-year period. As of December 31, 2023, these properties are included within the consolidated balance sheets as part of “other real estate owned.”

USB Capital Trust II

During July 2007, the Company formed USB Capital Trust II as a wholly-owned special purpose entity for the purpose of issuing Trust Preferred Securities. USB Capital Trust II is a Variable Interest Entity and a deconsolidated entity pursuant to current accounting standards related to variable interest entities. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred Securities. These securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the forward 3-month SOFR rate. Interest is payable quarterly.

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

The following discussion of services should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Bank Services

The Bank offers a full range of commercial banking services primarily to the business and professional community and individuals located in Fresno, Madera, Kern, and Santa Clara Counties, including a variety of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts, and time certificates of deposit. Most deposits are comprised of accounts from individuals and from small- and medium-sized, business-related sources.

The Bank also offers a full complement of lending products, including real estate loans, real estate construction loans, commercial and industrial loans, agricultural loans, and installment loans.

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

In addition to the loan and deposit services discussed above, the Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include online banking, mobile banking, safe deposit boxes, wire transfers, ITM services, payroll direct deposit, cashier’s checks, and cash management services. While the Bank does not operate a trust department, arrangements with correspondent banks for trust services can be requested.

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

The Bank’s primary market areas are Fresno, Madera, Santa Clara, and Kern County, California. There are 58 FDIC-insured financial institutions competing for business in those areas. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2023, which is the most current information available.

	Rank	Share
Fresno County	9th	4.24%
Madera County	4th	8.40%
Kern County	14th	0.68%
Santa Clara County	40th	0.01%
Total of Fresno, Madera, Kern, and Santa Clara Counties	20th	0.33%

Supervision and Regulation

Banking is a complex, highly regulated industry. Federal and state laws and the regulations of the federal and state bank regulatory agencies govern most aspects of a bank’s business, including capital adequacy ratios, reserves against deposits, limitations on the nature and amount of loans which may be made, the location of branch offices, borrowings, and dividends. The primary goals of banking laws and regulations are to maintain a safe and sound banking system, to protect depositors and the FDIC’s insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the States have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the financial services industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations, and the policies of various governmental regulatory authorities, including:

•The Federal Deposit Insurance Corporation, or FDIC,
•The California Department of Financial Protection and Innovation, or DFPI,
•The Federal Reserve Board, or FRB.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”),which was enacted in 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The numerous rules and regulations being promulgated pursuant to the Dodd-Frank Act are impacting banks’ operations and compliance costs. Provisions of the Dodd-Frank Act include:

•revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in deposit insurance coverage to $250,000;

•reduced interchange fees on debit card transactions;
•interest payments on business checking accounts;
•the removal of barriers to interstate branching;
•and required disclosure and shareholder advisory votes on executive compensation.

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
•Consumer Financial Protection Bureau. The Dodd-Frank Act created an independent federal agency called the Consumer Financial Protection Bureau (CFPB), which has been granted broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the GLBA, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but are still examined and supervised by their federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd- Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
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

The Dodd-Frank Act also resulted in the creation of a new systemic risk oversight body, the Financial Stability Oversight Council to oversee and coordinate the efforts of the primary U.S financial regulatory agencies in establishing regulations to address financial stability matters.

The Dodd-Frank Act was enacted under the administration of former President Barack Obama. The subsequent administration under President Donald Trump sought to roll-back key pieces of the Dodd-Frank Act in an effort to loosen regulatory restrictions on financial institutions including, but not limited to, easing the “Volker Rule,” stress tests, and other constraints on financial institutions. The Biden administration has expressed a commitment to reemphasize restrictions on financial institutions which were loosened during the previous administration. The Company cannot predict which provisions of the Dodd-Frank Act will be repealed, put in to effect, delayed, or enforced and, therefore, cannot predict the effect, if any, that the Dodd-Frank Act and regulations promulgated thereunder or actions initiated by the Biden administration will have on its future results of operations and financial condition.

The Company

    General

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, and regulated and examined by, the Board of Governors of the Federal Reserve System, or FRB. The Company is subject to regulation by the Securities and Exchange Commission (SEC) and to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, as the Company lists its common stock on Nasdaq, it is subject to the listing standards and rules of Nasdaq.

    Dodd-Frank Act

The Dodd-Frank Act codified existing FRB policy requiring the Company to act as a source of financial strength to the Bank, and to commit resources to support the Bank in circumstances where it might not otherwise do so. However, because the Gramm-Leach-Bliley Act (GLBA) provides for functional regulation of financial holding company activities by various regulators, the GLBA prohibits the FRB from requiring payment by a holding company to a depository institution if the functional regulator of the depository institution objects to the payment. In those cases, the FRB could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture. As a result of the Dodd-Frank Act, non-bank subsidiaries of a holding company that engage in activities permissible for an insured depository institution must be examined and regulated in a manner that are at least as stringent as if the activities were conducted by the lead depository institution of the holding company.

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

The Company and the Bank met the criteria and adopted the community bank leverage ratio framework during 2020.

As of December 31, 2023, the Company and the Bank were “well capitalized” under the applicable standards. The actual capitalization ratios for the Bank and the Company as of December 31, 2023 can be found at “Note 21 - Regulatory Matters” to the consolidated financial statements.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FRB promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios:

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

Brokered Deposit Restrictions

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the rate paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2023, the Bank was deemed to be “well-capitalized” and, therefore, eligible to accept brokered deposits.

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

The Federal Deposit Insurance Act required the FDIC to maintain a reserve ratio of the FDIC’s deposit insurance fund at not less than 1.35% of insured deposits and to adopt a restoration plan to achieve the statutory minimum within 8 years if the ratio falls below 1.35%. During 2020 the reserve ratio fell below 1.35% to 1.30% due to extraordinary growth in insured deposits and, accordingly, in September 2020, the FDIC adopted a restoration plan providing for FDIC monitoring deposit balance trends, potential losses, and other factors that affect the reserve ratio, while maintaining the current schedule of assessment rates for all insured institutions. Under the restoration plan, the FDIC is to provide updates at least semi-annually. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. Assessments are based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The semi-annual update as of March 31, 2022, showed a decline of four basis points to 1.23%. As a result, on October 20, 2022, the FDIC adopted an amendment to the restoration plan resulting in a uniform increase in the base deposit insurance assessment of two basis points beginning with the first quarter of 2023 in order to meet the requirement of 1.35% by September 30, 2028. On November 16, 2023, the FDIC adopted a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closure of Silicon Valley Bank and Signature Bank. Under the final rule, the assessment base for an insured depository institution will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB-SF). Among other benefits, each Federal Home Loan Bank (FHLB) serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. The FHLB-SF utilizes a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed and repurchased only at par value. As an FHLB member, the Bank is required to own FHLB –SF capital stock in an amount equal to the greater of:

•a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or
•an activity-based stock requirement (based on percentage of outstanding advances).

The FHLB – SF capital stock is redeemable with five year’s written notice, subject to certain conditions. At December 31, 2023, the Bank owned 67,374 shares of the FHLB-SF capital stock valued at $6,737,400.

Federal Reserve Bank

The FRB no longer requires depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.

As a member of the Federal Reserve Bank, the Bank is required to subscribe to the stock of the Federal Reserve Bank of San Francisco in an amount equal to 6% of the Bank’s capital and surplus of which 3% must be paid in and 3% is subject to call by the Board of Governors of the Federal Reserve System. Capital stock shares may not be transferred or hypothecated. The capital stock of the Federal Reserve Bank is divided into shares of $100 each.

At December 31, 2023, the Bank owned 38,567 shares of FRB-SF stock with paid-in capital totaling $1,929,850.

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

The CFPB has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB has broad supervisory, examination, and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. State regulation of financial products and potential enforcement actions could also adversely affect business, financial condition, or results of operations. For example, on November 29, 2021, the DFPI proposed rules under the California Consumer Financial Protection Law to allow the DFPI to require businesses that provide financial products such as debt settlement, student debt relief, education financing, and wage-based advances to register with the DFPI and provide records to facilitate the oversight of the registrants in their interaction with consumers in California. The DFPI’s expanding its authority to have an increased emphasis on consumer protection that may be viewed as an effort to create a state-run equivalent of the CFPB.

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

ANTI-MONEY LAUNDERING ACT OF 2020

The Anti-Money Laundering Act of 2020 (AML Act) was enacted effective January 1, 2021 and presents the most comprehensive revisions and enhancements to anti-money laundering and counter terrorism laws since the Currency and Foreign Transactions Reporting Act of 1970 and the USA PATRIOT Act of 2001 (BSA). The impact of the new legislation will not be fully known until required regulations are adopted and implemented, but the AML Act represents significant changes and reaffirms and broadens the government’s oversight and commitment to addressing the illicit activities and financing of terrorism.

Many of the provisions of the AML Act deal with the operations of the federal agencies primarily responsible for addressing terrorism financing and the safeguarding of the national security of the United States, such as the U.S. Treasury and its Financial Crimes Enforcement Network (FinCEN), including the requirement for FinCEN to engage anti-money laundering (AML) and terrorist financing investigations experts and the requirement to facilitate information sharing with other federal and state and even foreign law enforcement agencies. On June 30, 2021, FinCEN issued the first government-wide priorities for anti-money laundering and countering the financing of terrorism to encourage banks to incorporate the priorities into their risk-based BSA compliance programs. The priorities identified were:

•(i) corruption;
•(ii) cybercrime and cybersecurity;
•(iii) terrorist financing;
•(iv) fraud;
•(v) transnational crime organizations;
•(vi) drug trafficking;
•(vii) human trafficking; and
•(viii) proliferation financing through support networks.

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

Other provisions of the AML Act enhance enforcement. The Act provides protection for financial institutions keeping open a customer’s account or transaction at the request of a federal law enforcement agency or at the request of a state or local agency with the concurrence of FinCEN and increases civil penalties for financial institutions and persons violating the recordkeeping and reporting obligations. Persons found to have committed repeated “egregious violations” may be barred from serving on boards of directors of financial institutions and fined in an amount that is equal to the profit gained by such person by reason of such violation. If that person is a partner, director, officer or employee of a financial institution, that person may be ordered to repay any bonus paid to that person, irrespective of the amount of the bonus or how it was calculated. New criminal penalties have been created for concealing from or misrepresenting to a financial institution any material facts concerning:

•(i) the ownership or control of assets involved in a monetary transaction involving a senior foreign political figure in amounts exceeding $1 million; or
•(ii) the source of funds in a monetary transaction involving an entity found to be a primary money laundering concern.

The AML Act also authorize the Treasury to pay whistleblower awards leading to fines or forfeitures of at least $50,000 up to the lower of $150,000 or 25% of the fine or forfeiture and allows for the payment to whistleblowers of up to 30% of the fine or forfeiture.

One of the most significant portions of the AML Act is The Corporate Transparency Act (CTA), which will requires the reporting of certain information regarding “beneficial owners” of “reporting companies” to a confidential FinCEN database. Reporting companies are defined as any corporation, limited liability company or other entity formed in the U.S. under the laws of a state or Indian Tribe or registered as a foreign entity to do business in the U.S., other than those specifically excluded, such as:

•(i) companies reporting or with a class of securities registered with the SEC under the Securities Act of 1934;
•(ii) banks, bank holding companies, and credit unions;
•(iii) money transmitters, registered broker‑dealers, registered investment advisors, and investment companies;
•(iv) public utilities and insurance companies;
•(v) 503(c)(3) entities;
•(vi) entities that employ more than 20 employees, have reported gross receipts or sales to the Internal Revenue Service in excess of $5.0 million in the prior year, and have an operating presence in the U.S.; and
•(vii) certain “inactive” entities.

A beneficial owner is any individual who directly, or indirectly exercises substantial control over an entity or owns or controls 25% or more of the ownership interest of an entity. The reporting company is required to provide FinCEN with the legal name, date of birth, current resident or business address, and an acceptable identification number of the beneficial owner. In 2022, FinCEN issued a final rule requiring the reporting of beneficial ownership information by entities “created” or “doing business” in the United States before January 1, 2024, beginning January 1, 2025.
Under the CTA, the Treasury is to minimize the burden on reporting companies and ensure the information deposited in the database is maintained in the strictest confidence and made available for inspection or disclosure by FinCEN only for the purposes set forth in the AML Act and only to:

•(i) federal agencies engaged in national security, intelligence or law enforcement;
•(ii) state, local or Tribal law enforcement agencies, subject to authorization by a court of competent jurisdiction;
•(iii) financial institutions subject to customer due diligence requirements with the consent of the reporting company;
•(iv) requests by a federal or other appropriate regulatory agency;
•(v) certain Treasury officials for tax administration purposes;
•(vi) authorized federal agencies on behalf of a properly recognized foreign authority.

During 2022, FinCEN issued proposed regulations for a pilot program to permit financial institutions to share suspicious activity information with their foreign branches, subsidiaries and affiliates to combat illicit finance risks under the AML Act.

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

Community Reinvestment Act

The Community Reinvestment Act (CRA) generally requires the Bank to identify the communities it serves and to make loans and investments, offer products, make donations in, and provide services designed to meet the credit needs of these communities. The CRA also requires the Bank to maintain comprehensive records of its CRA activities to demonstrate how we are meeting the credit needs of the Bank’s communities. These documents are subject to periodic examination by the FRB. During these examinations, the FRB rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the FRB to take into account the record of a bank in meeting the credit needs of all of the communities served, including low‑ and moderate‑income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Satisfactory” as of its most recent examination. In the case of a bank holding company, such as the Company, when applying to acquire a bank, savings association, or a bank holding company, the FRB will assess the CRA record of each depository institution of the applicant bank holding company in considering the application.

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

In July 2023, the SEC adopted new rules to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incidents by public companies. There are two main components:

•Material cybersecurity incidents must be filed on Form 8-K within four business days of a determination that a cybersecurity incident is material.
•Annual disclosure of cybersecurity risk management, strategy, and governance must be disclosed on Form 10-K. The Company’s cybersecurity disclosure can be found in Item 1C. Cybersecurity.

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

Moreover, additional initiatives may be proposed or introduced before Congress, the California Legislature, and other government bodies in the future which, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject the bank holding companies and banks to increased supervision and disclosure, compliance costs and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. Bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, capital adequacy, compliance with the Bank Secrecy Act, as well as other safety and soundness concerns.

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

Human Capital

The Company employed 114 full-time equivalent staff as of December 31, 2023. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

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

Our employees’ health, wellness, and safety are a priority to the Company. Employees receive a comprehensive benefits package that includes paid time off, sick time, Company matching contributions of 100% up to 4% of salary contributions to a qualified retirement plan, and other health and wellness benefits including participation in Company paid or subsidized medical, dental, term-life, accidental death and dismemberment, long-term disability insurance, and employee assistance programs.

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

Item 1B - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2023.

Item 1C - Cybersecurity

•Management of the Company’s wholly-owned subsidiary, United Security Bank (Bank), reports to the Board of Directors, or an appropriate committee of the board, at least annually. This report describes the overall status of the information security program and the Bank’s compliance with these guidelines.
•The report discusses material matters related to the information security program, addressing issues such as: risk assessment; risk management and control decisions; service provider arrangements; results of testing; security breaches or violations and management’s responses; and recommendations for changes in the information security program.
•The intent of this report is to communicate the overall status of the information security program, including any updates to the program components.
•In regard to cybersecurity threats and controls, the information security program addresses the Bank’s cybersecurity strategy.
•Cybersecurity is an element of information security. Information security deals with information, regardless of its format – paper documents, digital and intellectual property, and verbal or visual communications.
•Cybersecurity focuses on protecting digital assets from intentional attacks. These assets include networks, computer hardware/software, and information that is processed, stored, or transported by networked systems and devices.
•The Information Security Program was initially designed, and is regularly updated, to comply with the following laws and regulations:
◦The Gramm-Leach-Bliley Act (GLBA) regarding protection of nonpublic personal information,
◦The Federal Financial Institutions Examination Council’s “Interagency Guidelines Establishing Information Security Standards,”
◦Supplemental federal and state banking regulations and guidelines regarding protection of nonpublic customer information, as applicable to this program.
•Oversight of the Bank’s cybersecurity program is the responsibility of the IT Committee of the Board of Directors. This committee is also responsible for approving the program’s budget and staffing. Management of the program is the responsibility of the Bank’s information security officer.
•To ensure appropriate segregation of duties, the information security officer is independent of IT operations staff and reports to the Bank’s chief risk officer. The information security officer is responsible for responding to security events by ordering emergency actions to protect the institution and its customers from imminent loss of information; managing the negative effects on the confidentiality, integrity, availability, or value of information; and minimizing the disruption or degradation of critical services.
•The IT Committee of the Board of Directors meets bi-monthly, or as needed, to review risks resulting from cybersecurity threats.
•Testing is conducted annually using external third-party penetration testing and internal vulnerability assessments.

While cybersecurity risks have the potential to materially affect the Company’s business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cyber security breaches, preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, and the Company may not be able to implement effective preventive measures against cyber security breaches in a timely manner.

Item 2 - Properties

The Company provides traditional banking services through twelve branches and two loan production offices located primarily throughout California’s Central Valley. Bank branches are located in Fresno, Madera, Kern, and Santa Clara Counties. The Company also has nine remote ITM locations. Both loan production offices are housed at branch facilities in Fresno County. The administration building is located in Fresno, California, and does not provide branch services.

At December 31, 2023, the Company held leases for six of the branches and the nine remote ITM locations, and owned the remaining six branches. The Company also owns its headquarters in Fresno, California. Most of the leases have renewal options and, in management’s opinions, all properties are adequately covered by insurance. The Company considers its existing facilities to be sufficient for current and future use. Please see “Note 5 - Premises and equipment” and “Note 9 - Leases” in the “Notes to Consolidated Financial Statements” for further detail.

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

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

The Company’s common stock trades on The Nasdaq Global Select Market and is traded under the symbol UBFO. At December 31, 2023, there were approximately 502 record holders of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The following table sets forth the high and low closing sales prices by quarter for the common stock, for the years ended December 31, 2023 and 2022.

	Closing Prices
Quarter	High	Low	Volume
4th Quarter 2023	$8.65	$7.10	1,587,900
3rd Quarter 2023	$7.61	$6.46	1,456,200
2nd Quarter 2023	$6.87	$5.52	1,308,300
1st Quarter 2023	$8.32	$6.16	1,978,100
4th Quarter 2022	$7.44	$6.51	894,800
3rd Quarter 2022	$7.73	$6.50	1,203,500
2nd Quarter 2022	$8.67	$7.24	453,300
1st Quarter 2022	$8.74	$8.03	678,400

Dividends

The Company’s shareholders are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefore. Dividends paid to shareholders are subject to restrictions set forth in the California General Corporation Law, which provides that a California corporation may make a distribution, including paying dividends on its capital stock, from retained earnings to the extent that the retained earnings exceed (a) the amount of the proposed distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. Alternatively, a California corporation may make a distribution, if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. As a bank holding company without significant assets other than its equity position in the Bank, the ability to pay dividends to shareholders depends primarily upon dividends received from the Bank. Such dividends paid by the Bank to the Company are subject to certain limitations. See “Item 7 - Management’s Discussion and Analysis of Financial and Results of Operations - Regulatory Matters.”

Cash dividends declared during 2023 and 2022 are as follows:

2023			2022
Date Declared	Date Paid	Dividend Amount	Date Declared	Date Paid	Dividend Amount
March 28, 2023	April 21, 2023	$0.11	March 22, 2022	April 18, 2022	$0.11
June 27, 2023	July 24, 2023	$0.12	June 28, 2022	July 22, 2022	$0.11
September 26, 2023	October 25, 2023	$0.12	September 27, 2022	October 25, 2022	$0.11
December 18, 2023	January 19, 2024	$0.12	December 20, 2022	January 19, 2023	$0.11

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2023. All of our equity compensation plans have been approved by the shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights (column (a))		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	75,000	(1)	$9.54	411,590
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	75,000		$9.54	411,590

Under the United Security Bancshares 2015 Equity Incentive Award Plan (2015 Plan), we are authorized to issue restricted stock awards and units. Restricted stock awards and restricted stock units are not included in the total in column (a). At December 31, 2023, there were 14,435 unvested restricted stock awards and 7,000 shares of restricted stock units issued and outstanding.

A complete description of the above plans is included in “Item 8 - Note 12 - Stock-Based Compensation to the Consolidated Financial Statements,” and is hereby incorporated by reference.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

On September 1, 2023, the Company issued 169 fully vested shares of its common stock to a former non-employee director in lieu of cash compensation for directors’ fees. This grant reflects director compensation for a portion of the second quarter of 2023. The number of shares received in lieu of cash was calculated based on the closing price of the Company’s common stock on September 1, 2023, which was $7.21 per share. The shares of common stock issued to the former non-employee director contain a Rule 144 restrictive legend and are exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

We believed that Section 4(a)(2) was available because: (i) the issuance did not involve underwriters, underwriting discounts, or commissions, (ii) the shares issued are restricted stock with transfer restrictions, (iii) no sales were made by general solicitation or advertising, and (iv) the sales were made to an accredited investor.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 25, 2017, the Company’s Board of Directors approved the repurchase of up to $3 million of the outstanding common stock of the Company. The duration of the program is open-ended and the timing of purchases will depend on market conditions. The Company did not repurchase any common shares under the stock repurchase plan during the years ended December 31, 2023 and 2022.

Item 6 - [Reserved]

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this report.

Overview

The Company

United Security Bancshares, a California corporation, is a bank holding company registered under the BHCA with corporate headquarters located in Fresno, California. The principal business of United Security Bancshares is to serve as the holding company for its wholly-owned subsidiary, United Security Bank. References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiary, York Monterey Properties, Inc. References to the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company” refer to United Security Bancshares, the parent company, on a stand-alone basis. The Bank currently has twelve banking branches, which provide banking services in Fresno, Madera, Kern, and Santa Clara counties in the state of California. In addition to full-service branches, the Bank has several stand-alone ITM machines within its geographic footprint.

Executive Summary

During 2023, the Company focussed on its strategy of serving the banking needs of its customers and retaining deposit balances in a competitive deposit rate environment.

2023 Financial Summary and 2022 Comparison

▪Net income increased to $19.8 million for the year ended December 31, 2023 compared to $15.7 million during the year ended December 31, 2022.
▪Loan interest income increased $11.1 million to $54.2 million for the year ended December 31, 2023.
▪Total assets decreased 6.8% to $1.21 billion, compared to $1.30 billion at December 31, 2022.
▪Total loans, net of unearned fees, decreased 6.1% to $920.0 million, compared to $980.2 million at December 31, 2022.
▪Total investments decreased 12.4%, or $26.2 million, to $184.6 million, compared to $210.9 million at December 31, 2022.
▪Total deposits decreased 13.8% to $1.00 billion, compared to $1.17 billion at December 31, 2022.
▪The total fair value of the junior subordinated debentures (TRUPs) changed by $270,000 during the year ended December 31, 2023. A gain of $274,000 was recorded through the income statement and a loss of $544,000 was recorded through accumulated other comprehensive income.
▪A nontaxable gain of $907,000 was realized on the proceeds of a bank-owned life insurance policy during the year ended December 31, 2023.
▪The allowance for credit losses as a percentage of gross loans increased to 1.70%, compared to 1.04% at December 31, 2022. The increase is primarily the result of an accounting adjustment of $6.6 million related to the adoption of a new accounting standard referred to as the Current Expected Credit Loss methodology (CECL) which was adopted on January 1, 2023.
▪The Company had available secured lines of credit of $532.4 million, unsecured lines of credit of $78.0 million, unpledged investment securities of $98.4 million, and cash and cash equivalents of $40.8 million as of December 31, 2023. Short-term borrowings totaled $62.0 million at December 31, 2023. There were no short-term borrowings at December 31, 2022.
▪Net interest income before the provision for credit losses increased 7.1% to $49.3 million for the year ended December 31, 2023, compared to $46.1 million for the year ended December 31, 2022.
▪The Company recorded a provision for credit losses of $1.5 million for the year ended December 31, 2023, compared to a provision for credit losses of $1.8 million for the previous year.
▪Net interest margin increased to 4.29% at December 31, 2023 compared to 3.72% at December 31, 2022.
▪Annualized cost of deposits increased to 0.64% compared to 0.23% at December 31, 2022.
▪Book value per share increased to $7.14, compared to $6.59 at December 31, 2022.
▪Net charge-offs totaled $2.3 million, compared to net charge-offs of $1.0 million for the year ended December 31, 2022.

▪Capital position remains well-capitalized with a 11.82% Tier 1 Leverage Ratio compared to 10.10% as of December 31, 2022.
▪Return on average assets (“ROAA”) was 1.57%, compared to 1.16% for the year ended December 31, 2022.
▪Return on average equity (“ROAE”) was 17.05%, compared to 13.75% for the year ended December 31, 2022.

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
Because the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural-related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent by, the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. The agricultural industry has been affected by declines in prices and changes in yields of various crops and other agricultural commodities. Weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral of our loans. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure.

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

The Company’s earnings are impacted by monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. The FOMC has indicated that due to elevated inflation it expects to continue to raise interest rates in the near term, albeit at a reduced pace. While it had been expected that the FRB would continue to raise short-term interest rates in 2023, it is unknown what effects the recent banking turmoil and current international instability will have on inflation, the FRB’s monetary policies, and the elevated potential for a recession in the US economy. It is possible that interest rates will hold at current levels or decline.

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

Results of Operations
The following table sets forth selected historical consolidated financial information for each of the years in the three‑year period ended December 31, 2023. The selected financial data should be read in conjunction with the consolidated financial statements as of December 31, 2023 and 2022, and the related Notes to Consolidated Financial Statements contained in “Item 8 - Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
(In thousands, except per share data and ratios)	2023	2022	2021
Summary of Year-to-Date Earnings:
Interest income	$60,377	$49,257	$37,730
Interest expense	11,056	3,195	2,079
Net interest income	49,321	46,062	35,651
Provision for credit losses	1,460	1,802	2,107
Net interest income after provision for credit losses	47,861	44,260	33,544
Noninterest income	5,569	1,838	3,385
Noninterest expense	25,954	24,039	23,615
Income before provision for income taxes	27,476	22,059	13,314
Provision for income taxes	7,680	6,373	3,216
Net income	$19,796	$15,686	$10,098

Per Share Data:
Net income - Basic	$1.16	$0.92	$0.59
Net income - Diluted	$1.16	$0.92	$0.59
Weighted average common shares outstanding - Basic	17,114,214	17,040,241	17,011,379
Weighted average common shares shares outstanding - Diluted	17,125,186	17,061,833	17,030,874
Book value per share	$7.14	$6.59	$7.06

Financial Position at Year End:
Total assets	$1,211,045	$1,299,193	$1,330,944
Total net loans	904,384	969,996	862,200
Total deposits	1,004,477	1,165,484	1,188,106
Total shareholders’ equity	122,542	112,463	120,207

Selected Financial Ratios:
Return on average assets	1.57%	1.16%	0.82%
Return on average equity	17.05%	13.75%	8.47%
Average equity to average assets	9.20%	8.46%	9.69%
Net interest margin (1)	4.29%	3.69%	3.16%
Allowance for credit losses as a percentage of total nonperforming assets	95.15%	52.16%	56.06%
Net charge-offs to net loans	0.25%	0.39%	0.15%
Net loan-to-deposit ratio	90.04%	83.23%	72.57%
Net charge-offs to average loans	0.24%	0.10%	0.17%
Nonaccrual loans to total loans	1.24%	1.48%	1.32%
Allowance for credit losses as a percentage of nonaccrual loans	136.77%	70.01%	81.60%
Allowance for credit losses as a percentage of period-end loans	1.70%	1.04%	1.07%
Dividend payout ratio	40.67%	47.82%	74.16%
(1) Fully taxable-equivalent

Net income for the year ended December 31, 2023 was $19.8 million, or $1.16 per basic and diluted share, compared to $15.7 million, or $0.92 per basic and diluted share, for the year ended December 31, 2022. The increase of $4.1 million between December 31, 2022 and December 31, 2023 is primarily the result of increases in net interest income, offset by increases in interest paid on deposits and short-term borrowings. Interest income increased by $11.1 million, or 22.6%, between December 31, 2022 and December 31, 2023. The provision for income taxes increased by $1.3 million, or 20.5%.

Return on average assets was 1.57% for the year ended December 31, 2023 compared to 1.16% for the year ended December 31, 2022. Return on average equity was 17.05% for the year ended December 31, 2023 compared to 13.75% for the year ended December 31, 2022.

The higher return on average assets experienced by the Company between 2023 and 2022 resulted from increases in income due to the higher interest rates reflected in the loan and investment portfolios, and a decrease in average assets. Increases in the return on average equity were the result of growth in net income outpacing growth in shareholder’s equity. The growth in equity is affected by our dividend payout ratio as well as changes in accumulated other comprehensive income.

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

Net interest income before provision for credit losses was $49.3 million for the year ended December 31, 2023, representing an increase of $3.3 million, or 7.1%, compared to net interest income before provision for credit losses of $46.1 million for the year ended December 31, 2022. Market rate increases and disciplined deposit pricing saw the net interest margin, as shown in Table 1 below, increase to 4.29% for the year ended December 31, 2023. The net interest margin was 3.72% for the year ended December 31, 2022.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:

The following table summarizes the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax-equivalent basis for the years indicated:

		2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans and leases (1) (2)	$942,135	$54,183	5.75%	$912,343	$43,039	4.72%
Securities:
Taxable securities	199,406	5,820	2.92%	199,154	4,563	2.29%
Tax-exempt securities (3)	2,552	50	1.96%	2,569	50	1.95%
Total investment securities	201,958			201,723
Interest-bearing deposits in FRB	6,187	324	5.24%	122,575	1,605	1.31%
Total interest-earning assets	1,150,280	$60,377	5.25%	1,236,641	$49,257	3.98%
Allowance for credit losses	(15,759)			(9,708)
Noninterest-earning assets:
Nonaccrual loans	13,300			11,937
Cash and due from banks	34,811			36,689
Premises and equipment, net	9,390			9,295
Accrued interest receivable	7,329			7,590
Other real estate owned	4,582			4,579
Other assets	60,927			54,159
Total average assets	$1,264,860			$1,351,182
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$137,007	$307	0.22%	$136,568	$175	0.13%
Money market accounts	311,654	4,244	1.36%	398,379	2,125	0.53%
Savings accounts	119,312	132	0.11%	123,396	137	0.11%
Time deposits	83,126	2,075	2.50%	69,741	378	0.54%
Other borrowings	63,183	3,499	5.54%	—	—	0.00%
Junior subordinated debentures	10,793	799	7.40%	10,682	380	3.56%
Total interest-bearing liabilities	725,075	$11,056	1.52%	738,766	$3,195	0.43%
Noninterest-bearing liabilities:
Noninterest-bearing checking	410,673			488,053
Accrued interest payable	274			146
Other liabilities	12,441			9,864
Total average liabilities	1,148,463			1,236,829
Total average shareholders’ equity	116,397			114,353
Total average liabilities and shareholders’ equity	$1,264,860			$1,351,182
Interest income as a percentage of average earning assets			5.25%			3.98%
Interest expense as a percentage of average earning assets			0.96%			0.26%
Net interest margin			4.29%			3.72%
(1) Loan interest income includes loan costs of approximately $297 for the year ended December 31, 2023 and loan fees of approximately $505 for the year ended December 31, 2022.
(2) Average loans do not include nonaccrual loans but do include interest income recovered from previously charged-off loans.
(3) Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $14 for both 2022 and 2023.

The prime rate increased from 7.50% for the year ended 2022 to 8.50% for the year ended 2023. Future increases or decreases will affect rates for both interest income and expense and the resultant net interest margin.

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

Rate and Volume Analysis:

	2023 compared to 2022
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$11,144	$9,651	1,493
Investment securities	1,257	1,252	5
Interest-bearing deposits in FRB	(1,281)	5,913	(7,194)
Total interest income	11,120	16,816	(5,696)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	2,251	2,675	(424)
Savings accounts	(5)	—	(5)
Time deposits	1,697	1,611	86
Other borrowings	3,499	—	3,499
Subordinated debentures	419	415	4
Total interest expense	7,861	4,701	3,160
Increase in net interest income	$3,259	$12,115	(8,856)

The net interest margin increased in 2023 due to increases in loan portfolio yields, yields on overnight investments with the Federal Reserve Bank (FRB), and investment securities yields. The increases in yields are a result of repricing of variable-rate loans, floating-rate investment securities, and higher rates on interest-bearing deposits at FRB. The yield on the loan portfolio was 5.8% for the year ended December 31, 2023, compared to 4.7% for the year ended December 31, 2022. For the year ended December 31, 2023, total interest income increased approximately $11.1 million, or 22.6%, compared to the year ended December 31, 2022, reflective of increases of $11.1 million in loan interest income and $1.3 million in investment income, offset by decreases of $1.3 million in interest-bearing deposits held at FRB. Average interest-earning assets decreased approximately $86.4 million between 2023 and 2022 and the rate on interest-earning assets increased 127 basis points between the two periods. The decrease in average earning assets between 2023 and 2022 was the result of a decrease of $116.4 million in interest-bearing deposits held with the FRB, partially offset by increases of $29.8 million in loans.

For the year ended December 31, 2023, total interest expense increased approximately $7.9 million, or 246.0%, as compared to the year ended December 31, 2022, due to increased expenses on deposits and short-term borrowings. Between the two periods, average interest-bearing liabilities decreased by $13.7 million, and the average rates paid on these liabilities increased by 109 basis points. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at December 31, 2023 or December 31, 2022.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	Year-to-Date Average
	2023	2022
Loans	82.11%	74.02%
Investment securities available for sale	17.36%	16.16%
Interest-bearing deposits in FRB	0.53%	9.82%
Total earning assets	100.00%	100.00%

NOW accounts	18.90%	18.49%
Money market accounts	42.98%	53.92%
Savings accounts	16.46%	16.70%
Time deposits	11.46%	9.44%
Subordinated debentures	1.49%	1.45%
Total interest-bearing liabilities	100.00%	100.00%

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

For the year ended December 31, 2023, a $1.5 million provision was made to the allowance for credit losses. A provision totaling $1.8 million was made for the year ended December 31, 2022.

The allowance for credit losses increased to 1.70% of total loans at December 31, 2023, as compared to 1.04% at December 31, 2022. The provision of $1.8 million recorded in 2022, and the provision of $1.5 million recorded during 2023, are a result of charge-offs recognized primarily within the student loan portfolio and adjustment in qualitative factors related to economic uncertainties. For further discussion, refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality and Allowance for Credit Losses.”

The increase in the allowance for credit losses was primarily due to the adoption of the current expected credit loss (CECL) accounting standard, which was effective as of January 1, 2023. The adoption resulted in an increase of $6.4 million to the balance of the allowance for credit losses. The increase in the provision during the year, is primarily the result of charge-offs in the student loan portfolio, offset by decreases in loan balances.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated:

(In thousands)	2023	% of Total	2022	% of Total
Customer service fees	$2,918	52.40%	$3,027	164.69%
Increase in cash surrender value of bank-owned life insurance	557	10.00%	555	30.20%
Gain (loss) on fair value of marketable equity securities	39	0.70%	(429)	(23.34)%
Gain on proceeds from bank-owned life insurance	907	16.29%	—	—
Gain (loss) on fair value of junior subordinated debentures	274	4.92%	(2,533)	(137.81)%
Gain on sale of investment securities	—	—%	30	1.63%
Loss on sale of assets	—	—%	(10)	(0.55)%
Other	874	15.69%	1,198	65.18%
Total	$5,569	100.00%	$1,838	100.00%

Noninterest income consists primarily of fees and commissions earned on services provided to banking customers, fair value adjustments to the value of the junior subordinated debentures, and, to a lesser extent, loss on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2023 increased $3.7 million, or 203.0%, when compared to 2022. Customer service fees, the primary component of noninterest income, decreased $109,000, or 3.6%, between the two periods. The increase in noninterest income of $3.7 million between the two periods is primarily the result of changes in the fair value of junior subordinated debentures. A gain of $274,000 was recorded during the year ended 2023 as compared to a loss of $2.5 million during 2022. The change in the fair value of junior subordinated debentures was primarily caused by fluctuations in the SOFR yield curve. Also adding to the increase, were proceeds of $907,000 from bank-owned life insurance and a positive change in the market value of equity securities of $468,000.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2023 and 2022:

	2023		2022
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$13,157	1.14%	$11,833	0.96%
Occupancy expense	3,739	0.33%	3,467	0.28%
Data processing	784	0.07%	686	0.06%
Professional fees	4,366	0.38%	4,058	0.33%
Regulatory assessments	727	0.06%	794	0.06%
Director fees	438	0.04%	452	0.04%
Correspondent bank service charges	80	0.01%	93	0.01%
Net cost of operation of OREO	201	0.02%	102	0.01%
Other	2,462	0.21%	2,554	0.21%
Total	$25,954	2.26%	$24,039	1.94%

Noninterest expense increased $1.9 million, or 8.0%, between the years ended December 31, 2023 and 2022. The net increase in noninterest expense between the comparative periods is primarily the result of increases in salaries and employee benefits, professional fees, and occupancy expense. The increase in salaries and employee benefits for the year are related to increased salary expense, group insurance costs, and bonus accruals. Increases in professional fees are related to increases in service contracts while increases in occupancy expense are related to increased depreciation expense. Included in net costs of operations of OREO for the years ended December 31, 2023 and 2022, are OREO operating expenses totaling $126,000 and $102,000, respectively.

During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $141,000 and $185,000 respectively. This expense is included in noninterest expense under salaries and employee benefits.

Income Taxes

The provision for income taxes is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the statements of operations and comprehensive income. As pretax income or loss amounts become greater, the impact of these differences becomes less significant and is reflected as variances in the effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the statements of income and comprehensive income. The effective tax rate for the year ended December 31, 2023 was 28.0% compared to 28.9% for the year ended December 31, 2022. The decrease is primarily due to non-taxable proceeds from bank-owned life insurance received during 2023.

Financial Condition

The following table sets forth key financial data as of and for the years ended:

	December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Due from Federal Reserve Bank (FRB)	$207	$6,945	$(6,738)	(97.0)%
Loans, net of unearned income	$904,384	$969,996	$(65,612)	(6.2)%
Investment securities	$184,620	$210,860	$(26,240)	(12.4)%
Total assets	$1,211,045	$1,299,193	$(88,148)	(6.8)%
Total deposits	$1,004,477	$1,165,484	$(161,007)	(13.8)%
Total liabilities	$1,088,503	$1,186,730	$(98,227)	(8.3)%
Average interest-earning assets	$1,150,280	$1,236,641	$(86,361)	(7.0)%
Average interest-bearing liabilities	$725,075	$738,766	$(13,691)	(1.9)%

Net loans decreased due to loan paydowns and payoffs. Investment securities decreased due to principal repayments and treasury-security maturities. Both overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold and total deposits decreased due to declines in interest- and non-interest bearing deposits.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest component of earning assets. Gross loans totaled $921.3 million at December 31, 2023, a decrease of $60.5 million, or 6.2%, from $981.8 million at December 31, 2022. During 2023, average loans increased 3.3% when compared to the year ended December 31, 2022. Average loans totaled $955.4 million and $924.3 million for the years ended December 31, 2023 and 2022, respectively.

The following table sets forth the amounts of loans, net of unearned income, outstanding by category and the category percentages as of the year-end dates indicated:

	2023		2022
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Change
Commercial and industrial	$53,347	5.8%	$57,902	5.9%	$(4,555)
Real estate mortgage	646,709	70.3%	671,521	68.5%	$(24,812)
RE construction & development	127,944	13.9%	153,374	15.6%	$(25,430)
Agricultural	49,795	5.4%	52,722	5.4%	$(2,927)
Installment and student loans	42,247	4.6%	44,659	4.6%	$(2,412)
Total loans	$920,042	100.0%	$980,178	100.0%	$(60,136)

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: real estate mortgage and construction lending. Total loans decreased 6.1% during 2023. Real estate construction and development loans decreased 16.6%, commercial and industrial loans decreased 7.9%, agricultural loans decreased 5.6%, installment loans decreased 5.4%, and real estate mortgage loans decreased 3.7%.

The real estate mortgage loan portfolio, totaling $646.7 million at December 31, 2023, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 42.0% and 40.6%, of the total loan portfolio at December 31, 2023 and December 31, 2022, respectively. Commercial real estate balances decreased to $386.1 million at December 31, 2023 from $398.1 million at December 31, 2022. Commercial real estate loans are generally a mix of short- to medium-term, fixed and floating rate instruments and are mainly secured by commercial income and multi-family residential properties. Residential mortgage loans are generally 30-year amortizing loans with an average life of six to eight years. These loans totaled $260.5 million or 28.3% of the portfolio at December 31, 2023, and $273.4 million, or 27.9% of the portfolio at December 31, 2022. Real estate mortgage loans in total decreased $24.8 million or 3.7% during 2023. The home equity loan portfolio totaled $36,000 at December 31, 2023, and $49,000 at December 31, 2022.

Real estate construction and development loans, representing 13.9% and 15.6% of total loans at December 31, 2023 and December 31, 2022, respectively, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment of construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Purchased loan participations totaled $9.2 million at December 31, 2023 compared to $9.4 million at December 31, 2022. Loan participations sold decreased from $9.7 million, or 1.0%, of the portfolio at December 31, 2022, to $4.2 million, or 0.5%, at December 31, 2023.

At December 31, 2023, approximately 52.7% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, are primarily short-term, floating-rate loans for crop financing.

Included within the installment loan portfolio are $38.5 million of student loans as of December 31, 2023, as compared to $42.1 million at December 31, 2022, a decrease of $3.6 million. The student loan portfolio consists of unsecured loans to medical and pharmacy school students in the U.S. and Caribbean. Upon graduation, the loan is placed in a grace period for six months. This may be extended as a deferment to 48 months for graduates enrolling in internship, medical residency, or fellowship. The student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. The outstanding balance of student loans that are in school or grace and have not entered repayment status totaled $1.7 million at December 31, 2023. Accrued interest on student loans that are in school or grace and totaled $1.0 million at December 31, 2023. At December 31, 2023, there were 779 loans within repayment, deferment, and forbearance which represented $20.8 million, $10.2 million, and $5.8 million in outstanding balances, respectively. Student loans have not been purchased or originated since 2019.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines, repayment terms can vary per borrower; however, repayment occurs on average within 10 to 20 years. Additionally, there are non-student, co-borrowers for roughly one-third of the portfolio, providing additional repayment capacity. The average student loan balance per borrower as of December 31, 2023, was approximately $107,000. Loan interest rates are variable and currently range from 6.00% to 13.25%.

At December 31, 2023, $20.8 million of student loans were in repayment compared to $23.4 million as of December 31, 2022. Accrued interest on student loans totaled $3.5 million and $4.1 million as of December 31, 2023 and 2022, respectively. At December 31, 2023, the reserve against the student loan portfolio totaled $6.3 million. Additionally, during the year ended December 31, 2023, $252,000 in accrued interest receivable was reversed, due to charge-offs of $2.6 million. At December 31, 2022, the reserve totaled $2.6 million and $141,000 in accrued interest was reversed due to charge-offs of $1.3 million.

The following table sets forth the Bank’s student loan portfolio with activity from December 31, 2022 and December 31, 2023:

(In thousands)
Balance as of December 31, 2021	$48,456
Capitalized Interest	2,622
Payments Received	(1,024)
Loan Consolidations/Payoffs	(6,586)
Loans Charged-off	(1,337)
Balance as of December 31, 2022	42,131
Capitalized Interest	3,712
Payments Received	(1,660)
Loan Consolidations/Payoffs	(3,102)
Loans Charged-off	(2,588)
Balance as of December 31, 2023	$38,493

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

The following table sets forth the maturities of the Bank’s loan portfolio, net of unearned fees, at December 31, 2023. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due between one to five years	Due between five to fifteen years	Due after fifteen years	Total
Commercial and agricultural	$48,722	$45,116	$9,304	$—	$103,142
Real estate construction & development	104,507	21,286	2,151	—	127,944
Real estate – mortgage	21,763	243,889	137,932	243,125	646,709
All other loans	533	3,220	38,494	—	42,247
Total loans	$175,525	$313,511	$187,881	$243,125	$920,042

For the years ended December 31, 2023 and 2022, the average yield on loans was 5.8% and 4.7%, respectively. Rate floors are occasionally used to mitigate interest rate risk if interest rates fall, as well as to compensate for additional credit risk under current market conditions. The loan portfolio is generally comprised of short-term or floating-rate loans that adjust in alignment to changes in market rates of interest.

At December 31, 2023 and 2022, approximately 31.7% and 37.1%, respectively, of the loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank’s fixed- and floating-rate loans at December 31, 2023. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

(In thousands)	Due in one year or less	Due between one to five years	Due between five to fifteen years	Due after fifteen years	Total
Loans with fixed rates:
Commercial and industrial	$711	$22,654	$1,910	$—	$25,275
Real estate mortgage	15,562	224,103	80,869	232,252	552,786
Real estate construction & development	15,233	12,403	2,151	—	29,787
Agricultural	2,458	15,038	3,507	—	21,003
Installment and student loans	60	3,204	—	—	3,264
Total loans with fixed rates	34,024	277,402	88,437	232,252	632,115
Loans with variable rates:
Commercial and industrial	24,725	3,280	67	—	28,072
Real estate mortgage	6,201	19,786	57,063	10,873	93,923
Real estate construction & development	89,273	8,884	—	—	98,157
Agricultural	20,827	4,144	3,821	—	28,792
Installment and student loans	475	15	38,493	—	38,983
Total loans with variable rates	141,501	36,109	99,444	10,873	287,927
Total Loans	$175,525	$313,511	$187,881	$243,125	$920,042

Securities

The following table sets forth certain information regarding carrying values and percentage of total carrying value of available-for-sale securities for the years indicated:

	December 31, 2023		December 31, 2022
(In thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Available-for-sale:
U.S. Government agencies	$6,156	3.4%	$8,231	4.0%
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	88,184	49.3%	97,218	47.5%
Corporate bonds	32,122	17.9%	32,702	16.0%
Municipal bonds	40,116	22.4%	36,798	18.0%
U.S. Treasury securities	12,438	6.8%	29,224	14.3%
Total available-for-sale	$179,016	99.8%	$204,173	99.8%

As of December 31, 2023 and 2022, there were no securities classified as held-to-maturity.

The contractual maturities of investment securities as well as yields based on carrying value of those securities at December 31, 2023 are shown below. Actual cash flows may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		Between one to five years		Between five to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$1,662	5.93%	$1,992	6.15%	$2,419	6.17%	$6,073	6.10%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	2	—%	3,929	3.48%	1,722	2.14%	82,614	2.58%	88,267	2.61%
Corporate bonds	—	—%	22,858	3.77%	9,264	3.82%	—	—%	32,122	3.78%
Municipal bonds	98	1.01%	2,946	1.37%	39,322	1.78%	—	—%	42,366	1.75%
U.S. Treasury securities	12,438	1.31%	—	—%	—	—%	—	—%	12,438	1.31%
Total amortized cost	$12,538	1.31%	$31,395	3.62%	$52,300	2.32%	$85,033	2.68%	$181,266	2.64%
(1) Weighted average yields are not computed on a tax-equivalent basis

At December 31, 2023 and 2022, available-for-sale securities with an amortized cost of approximately $94.3 million and $78.8 million, respectively (fair value of $82.9 million and $69.0 million, respectively) were pledged as collateral for public funds and FHLB borrowings.

During the year ended December 31, 2023, the Company recognized unrealized gains of $39,000 related to marketable equity securities within the consolidated statements of income, compared to unrealized losses of $429,000 during the year ended December 31, 2022.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Core deposits, consisting of all deposits other than time deposits of $250,000 or more and brokered deposits, continue to provide the foundation for the Bank’s principal sources of funding and liquidity. Core deposits amounted to 97.6% and 98.7% of the total deposit portfolio at December 31, 2023 and 2022, respectively. The Bank currently holds no brokered deposits as part of its continuing effort to maintain sufficient liquidity without a reliance on brokered deposits.

The following table sets forth the year-end amounts of deposits and balances as a percentage of total deposits by category for the years indicated:

	December 31,
(In thousands)	2023		2022		Change
Noninterest-bearing deposits	$403,225	40.14%	$481,629	41.32%	$(78,404)
Interest-bearing deposits:
NOW and money market accounts	406,857	40.50%	499,861	42.89%	$(93,004)
Savings accounts	122,547	12.20%	125,946	10.81%	$(3,399)
Time deposits:
Under $250,000	48,098	4.79%	42,933	3.68%	$5,165
$250,000 and over	23,750	2.36%	15,115	1.30%	$8,635
Total interest-bearing deposits	601,252	59.86%	683,855	58.68%	$(82,603)
Total deposits	$1,004,477	100.00%	$1,165,484	100.00%	$(161,007)

The Bank’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. During the year ended December 31, 2023, total time deposits increased 23.8%, NOW and money market deposits decreased 18.6%, noninterest-bearing deposits decreased 16.3%, and savings accounts decreased 2.7%.

On a year-to-date average basis, total deposits decreased $154.4 million, or 12.7%, between the years ended December 31, 2022 and December 31, 2023. Interest-bearing deposits decreased by $77.0 million, or 10.6%, and noninterest-bearing deposits decreased $77.4 million, or 15.9%, during 2023. On average, time deposit balances increased 19.2% during the year. NOW accounts increased 0.3%, money market accounts decreased 21.8%, and savings accounts decreased 3.3% between December 31, 2022 and December 31, 2023.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2023 and 2022:

	2023		2022
(Dollars in thousands)	Average Balance	Yield	Average Balance	Yield
Interest-bearing deposits:
NOW and money market accounts	$448,661	1.01%	$534,947	0.43%
Savings	119,312	0.11%	123,396	0.11%
Time deposits	83,126	2.50%	69,741	0.54%
Total interest-bearing deposits	651,099		728,084
Noninterest-bearing deposits	410,673		488,053
Total deposits	$1,061,772		$1,216,137

The following table set forth estimated total deposits exceeding the FDIC insurance limits for the years indicated:

	December 31,
(Dollars in thousands)	2023	2022
Uninsured deposits	$523,971	$706,183

The following table set forth estimated time deposits exceeding the FDIC insurance limits for the years indicated:

	December 31, 2023
(Dollars in thousands)	Three months of less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$1,379	$1,186	$1,891	$6,792	$11,248

	December 31, 2022
(Dollars in thousands)	Three months of less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$362	$412	$3,419	$1,173	$5,366
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

Lines of credit with the FRB of $463.5 million and $435.6 million, as well as FHLB lines of credit totaling $128.9 million and $2.2 million were available at December 31, 2023 and 2022, respectively. In addition, the Company maintains a $50 million uncollateralized line of credit with Pacific Coast Bankers Bank, a $20 million uncollateralized line of credit with Zion’s Bank, and a $10 million uncollateralized line of credit with US Bank. At December 31, 2023, short-term borrowings totaled $62.0 million and were comprised of a $60.0 million secured, short-term loan from FHLB and an unsecured, overnight borrowing of $2.0 million from PCBB. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR.

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

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), effective January 1, 2023, and utilizes a current expected credit loss (CECL) methodology which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar characteristics. The Company estimates the appropriate level of allowance for credit losses for collateral-dependent loans by evaluating them separately. A loan is evaluated individually when it does not share similar risk characteristics with the pool being evaluated, it is evaluated individually. The Company also uses the CECL model to calculate the allowance for credit losses on off-balance sheet credit exposures, such as undrawn amounts on lines of credit. While the allowance for credit losses on loans is reported as a contra-asset for loans, the allowance for credit losses on off-balance sheet credit exposure is reported as a liability.

The eight (8) segments of the loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this report):

Loan Segments for Allowance for Credit Loss Analysis	December 31,
(In thousands)	2023	2022
Commercial and business loans	$53,273	$57,770
Government program loans	74	132
Total commercial and industrial	53,347	57,902
Real estate – mortgage:
Commercial real estate	386,134	398,115
Residential mortgages	260,539	273,357
Home improvement and home equity loans	36	49
Total real estate mortgage	646,709	671,521
Real estate construction and development	127,944	153,374
Agricultural	49,795	52,722
Installment and student loans	42,247	44,659
Total loans	$920,042	$980,178

Individually-Evaluated Loans and Specific Reserves:
The following table summarizes the components of individually-evaluated loans and their related specific reserves:

	December 31, 2023		December 31, 2022
(In thousands)	Balance	Allowance	Balance	Allowance
Commercial and industrial	$—	$—	$—	$—
Real estate – mortgage	—	—	141	4
Real estate construction and development	11,390	—	14,436	—
Agricultural	451	14	1,051	48
Installment and student loans	—	—	—	—
Total individually-evaluated loans	$11,841	$14	$15,628	$52

Loans are evaluated individually when risk characteristics are not similar to the pool being evaluated. Individually-evaluated loans declined $3.8 million to $11.8 million at December 31, 2023 compared to $15.6 million at December 31, 2022. Included in the balance of specific reserves at December 31, 2023, is $14,000 allocated to one agricultural loan. There were no reserves for real estate construction and development loans at December 31, 2023 and December 31, 2022, due to the value of the collateral securing those loans.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$11,390	3	$14,436	4
Agricultural loans	390	1	108	2
Total	$11,780	4	$14,544	6

Credit Quality Indicators for Outstanding Student Loans:

The following table summarizes the credit quality indicators for outstanding student loans as of:

	December 31, 2023			December 31, 2022
(In thousands, except number of loans)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	44	$1,242	$734	70	$2,056	$908
Grace	18	473	296	27	667	348
Repayment	444	20,833	289	516	23,414	857
Deferment	237	10,163	2,022	268	10,974	1,732
Forbearance	98	5,782	133	91	5,019	237
Total	841	$38,493	$3,474	972	$42,130	$4,082

Included in installment loans are $38.5 million and $42.1 million in student loans at December 31, 2023 and December 31, 2022, respectively, made to medical and pharmacy school students. As of December 31, 2023 and December 31, 2022, the reserve against the student loan portfolio totaled $6.3 million and $2.6 million, respectively. Loan interest rates on the student loan portfolio range from 6.00% to 13.25% and 5.75% to 10.75% at December 31, 2023 and December 31, 2022, respectively.

The following table provides a summary of the Company’s allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated:

	December 31,
(Dollars in thousands)	2023	2022
Total loans, net of deferred loan fees, outstanding at end of period before deducting allowances for credit losses	$920,042	$980,178
Average net loans outstanding during period	942,135	912,343
Balance of allowance at beginning of period (1)	16,549	9,333
Loans charged off:
Installment and student loans	(2,588)	(1,364)
Recoveries of loans previously charged off:
Real estate	55	42
Commercial, industrial & agricultural	2	306
Installment and student loans	210	62
Total loan recoveries	267	410
Net loans charged off	(2,321)	(954)
Provision charged to operating expense	1,460	1,802
Balance of allowance for credit losses at end of period	$15,688	$10,181
Net loan charge-offs to total average loans	0.25%	0.10%
Net loan charge-offs to loans at end of period	0.26%	0.10%
Allowance for credit losses to total loans at end of period	1.72%	1.04%
Net loan charge-offs to allowance for credit losses	14.79%	9.37%
Net loan charge-offs to provision for credit losses	158.97%	52.94%
(1) Includes day one CECL adjustment of $6.3 million.

Loan charge-offs increased $1.2 million during the year ended December 31, 2023, compared to the year ended December 31, 2022. Loan recoveries decreased $142,000 during the same period. Student loan charge-offs totaled $2.6 million and $1.3 million for the years ended 2023 and 2022, respectively.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances in each category for the years indicated:

	December 31,
		2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	(2)	48,973	<0.01%	(271)	49,237	(0.55)%
Real estate mortgages	(55)	668,691	(0.01)%	(42)	603,573	(0.01)%
Real estate construction & development	—	138,373	—	—	167,622	—
Agricultural	—	54,934	—%	(35)	53,447	(0.07)%
Installment and student loans	2,378	44,464	5.35%	1,302	50,401	2.58%
Total	2,321	955,435	0.24%	954	924,280	0.10%

Management believes that the 1.70% credit loss allowance to total loans at December 31, 2023 is adequate to absorb expected losses in the loan portfolio. There is no guarantee, however, against economic conditions or other circumstances materializing which could adversely affect the Company’s service areas resulting in increased losses in the loan portfolio not captured by the current allowance for credit losses.

The following table sets forth the allowance for credit loss and total loan percentages by category for the period ended:

	December 31,
	2023		2022
(Dollars in thousands)	Allowance for Credit Losses	% Total Loans (1)	Allowance for Credit Losses	% Total Loans (1)
Commercial and industrial	$1,903	5.8%	$955	5.9%
Real estate – mortgage	2,524	70.3%	1,363	68.5%
Real estate construction and development	3,614	13.9%	3,409	15.6%
Agricultural	1,250	5.4%	525	5.4%
Installment and student loans	6,367	4.6%	2,898	4.6%
Unallocated	—	—%	1,032	—%
Total	$15,658	100.0%	$10,182	100.0%
 (1) Represents percentage of loans in category to total loans

During 2023, reserve allocations as a percentage of loans increased for all categories of loans. This was primarily due to adjustments related to the adoption of CECL, offset by decreases in past due and nonaccrual loans and decreases in loan balances as a whole. Increases in installment loans were related to both the CECL adjustment and charge-offs within the student loan portfolio. CECL is a forward-looking measure which applies prospective loss rates based on both historical loss patterns and a reasonable and supportable forecast on a per loan basis.

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

The following table sets forth nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2023	2022
Nonaccrual loans	$11,448	$14,544
Accruing restructured loans	—	141
Loans, past due 90 days or more, still accruing	426	252
Total non-performing loans	11,874	14,937
Other real estate owned	4,582	4,582
Total non-performing assets	$16,456	$19,519

Non-performing loans to total gross loans	1.29%	1.52%
Non-performing assets to total gross loans	1.79%	1.99%
Allowance for credit losses to nonaccrual loans	136.77%	70.01%

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

Non-performing loans at December 31, 2023 decreased $3.1 million between December 31, 2023 and December 31, 2022, due to decreases of $3.1 million in nonaccrual loans, offset by increases in accruing accruing loans past due 90 days.

The loan portfolio decreased from $980.2 million at December 31, 2022 to $920.0 million at December 31, 2023. Nonperforming assets decreased to $16,456 at December 31, 2023, from $19,519 at December 31, 2022. Nonaccrual loans, accruing loans past due 90 days, and OREO are included in nonperforming loans.

The following table summarizes various components of the loan portfolio for the years ended:

	December 31,
(Dollars in thousands)	2023	2022
Provision for credit losses during period	$1,460	$1,802
Allowance as % of nonaccrual loans	136.77%	70.01%
Nonperforming loans as % total loans	1.29%	1.52%
Allowance as % of total loans	1.70%	1.04%

In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to specific loans.

Management continues to monitor and reduce the level of problem assets by working with borrowers to identify options, such as loan modifications, which may help borrowers facing difficulties. Net loan charge-offs during the year ended December 31, 2023 totaled $2.3 million, compared to $1.0 million for the year ended December 31, 2022. Charge-offs of $2.6 million during the year ended December 31, 2023 and $1.3 million during the year ended December 31, 2022 were related to the student loan portfolio. The percentage of net charge-offs to average loans was 0.25%, for the year ended December 31, 2023 and 0.10% for the year ended December 31, 2022.

The following table summarizes the nonaccrual totals by loan category for the years ended:

	December 31,
(In thousands)	2023	2022	Change
Real estate - construction	11,403	14,436	(3,033)
Agricultural	45	108	(63)
Total	$11,448	$14,544	$(3,096)

Loans past due more than 30 days receive management attention and are monitored for increased risk. As of December 31, 2023 and 2022, loans past due more than 30 days totaled $13.0 million and $14.1 million, respectively.

Except for the loans included in the above tables, there were no loans at December 31, 2023, where the known credit problems of a borrower made doubtful the ability of such borrower to comply with the present loan repayment terms resulting in such loan being included as nonaccrual or past due at some future date.

Liquidity and Capital Resources
The Company’s asset/liability management, liquidity strategy, and capital planning are guided by policies, formulated and monitored by the Asset/Liability Committee (ALCO) and Management, to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

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

The following table sets forth asset balances for the period ended:

	December 31,
	2023		2022
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$40,784	3.4%	$38,595	3.0%
Loans, net of unearned income	920,042	76.0%	980,178	75.4%
Unpledged investment securities	98,394	8.1%	138,568	10.7%

At December 31, 2023, the loan-to-deposit ratio was 91.6% as compared to 84.1% at December 31, 2022.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits comprised approximately 97.6% of total deposits at December 31, 2023 and 98.7% at December 31, 2022. At December 31, 2023, short-term borrowing totaled $62.0 million, including a term-loan of $60.0 million at FHLB and an overnight borrowing of $2.0 million at PCBB. At December 31, 2023, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker’s Bank, Zion’s Bank, Union Bank and the Federal Reserve Bank totaling $672.4 million were collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $604.0 million at December 31, 2023. At December 31, 2022, the Bank had no borrowings. Credit lines totaling $557.8 million were partially collateralized by pledged loans of $590.4 million at December 31, 2022. For a further detail of the Company’s borrowing arrangements, see “Note 8 - Short-Term Borrowings/Other Borrowings,” in the consolidated financial statements.

Cash and cash equivalents increased $2.2 million during the year ended December 31, 2023, and decreased $180.6 million during the year ended December 31, 2022.

(In thousands)	2023	2022
Cash and cash equivalents at beginning of year:	$38,595	$219,219
Cash flows from operating activities:	21,376	23,700
Cash flows from investing activities:	87,583	(174,233)
Cash flows from financing activities:	(106,770)	(30,091)
Cash and cash equivalents at end of year:	$40,784	$38,595

Net cash inflows from operations increased to $21.4 million during the year ended December 31, 2023, compared to $23.7 million for the period ended December 31, 2022. The Company experienced net cash inflows from investing activities totaling $87.6 million during the year ended December 31, 2023 and net cash outflows of $174.2 million during the year ended December 31, 2022, respectively. The net cash outflow from financing activities totaling $106.8 million during the year ended December 31, 2023 was due primarily to decreases in demand deposits, NOW and money market accounts, and savings accounts. The net cash inflows from investing activities were primarily the result of principal paydowns on securities, treasury security maturities, and proceeds from bank-owned life insurance. Net cash outflows from investing activities during the year ended December 31, 2022, were due to the purchase of residential mortgage loans pools and purchases of investment securities. Net cash outflows from financing activities during the year ended December 31, 2022, were due to decreases in demand deposits, time deposits, and savings accounts.

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

The liquidity of the parent company, United Security Bancshares, is separate from the Bank and is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the

State of California and federal and state banking regulations. During each of the years ended December 31, 2023 and December 31, 2022, the Bank paid $8.5 million in cash dividends to the parent company.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan includes a target for the Bank to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.2% and 10.5% at December 31, 2023 and 2022, respectively.

The Company’s equity capital totaled $122.5 million at December 31, 2023, compared to $112.5 million at December 31, 2022. During the year ended December 31, 2023, the Company paid $8.1 million in cash dividends to shareholders.

For a more detailed discussion of regulatory capital requirements and dividends, see “Note 21 - Regulatory Matters” to the consolidated financial statements, as well as under the captions “Supervision and Regulation - The Company - Capital Adequacy” and “Supervision and Regulation - The Bank - Capital Standards” set forth in Part I, Item I., of this Annual Report.

As of December 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.
Reserve Balances

The FRB no longer requires depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2023, the Bank was not subject to a reserve requirement.

Critical Accounting Estimates and Policies

In preparing the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Our most significant accounting policies and estimates and their related application are discussed below.

Allowance for Credit Losses

The allowance for credit losses (ACL) represents the estimated probable credit losses in our loan and investment portfolios and is estimated as of December 31, 2023, using CECL. The allowance for credit losses as of December 31, 2022, was estimated using the incurred loss model. The Company’s method for assessing the appropriateness of the ACL includes specific allowances for individually analyzed loans, formula allowance factors for pools of credits, and qualitative considerations which include, among other things, current and forecast economic and environmental factors. Allowance factors for loan pools were based on historical loss experience by product type.

Management estimates the ACL balance using relevant information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool)

basis when similar risk characteristics exist. Historical credit loss experience provides the basis for the estimation of expected credit losses, which captures loan balances as of a point in time to form a cohort, and then tracks the respective losses generated by that cohort of loans over the remaining life. The Company has identified and accumulated loan cohort historical loss data beginning with the first quarter of 2006 and through the current period. Adjustments to historical loss information are made using qualitative adjustments for differences in relevant current and forecasted loan-specific risk characteristics, such as the historical timing of losses relative to the loan origination.

A significant amount of the allowance for credit losses is measured on a collective (pool) basis by loan and investment security type when similar risk characteristics exist. Pools are determined based primarily on regulatory reporting codes as the loans and investment securities within each pool share similar risk characteristics and there is sufficient historical peer loss data from the FFIEC to provide statistically meaningful support in the models developed for pools where the Company has limited historical loss experience. Reserves for credit losses identified on a pooled basis are then adjusted for qualitative factors to reflect current conditions. The most significant components of qualitative factors used to estimate the ACL are adjustments relating to prevailing economic conditions, concentrations within the loan portfolio, internal factors, and external factors. These estimates are subject to significant judgment and could potentially significantly increase or decrease the ACL.

Certain loans are not included in pools of loans that are collectively evaluated. The segregation of these loans is based on the results from an analysis of individually identified credits that meet management’s criteria for individual evaluation. These loans are first reviewed individually to determine if such loans have a unique risk profile that would warrant individual evaluation. Loans where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the original contractual terms are removed from the pools of loans collectively evaluated. They are then specifically reviewed and evaluated individually by management for loss potential by evaluating sources of repayment, including collateral as applicable, and a specified allowance for credit losses is established where necessary.

Because current economic conditions and forecasts can change and future events make it inherently difficult to predict the anticipated amount of estimated credit losses on loans, management’s determination of the appropriateness of the ACL could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may move independently of one another, such that improvement in one or certain factors may offset deterioration in others. Thus, as a result of the significant size of the loan portfolio, the numerous assumptions in the model, and the high degree of potential change in such assumptions, there is a high degree of sensitivity to the reported amounts. Management believes that the ACL was adequate as of December 31, 2023.

Fair Value of Junior Subordinated Debt/Trust Preferred Securities

The Company elected the fair value option related to its junior subordinated debt. The accounting standards related to fair value measurements define how applicable assets and liabilities are to be valued and require expanded disclosures in regard to financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available actively quoted prices, or whose fair value can be measured from actively quoted prices of related financial instruments, generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments that are traded infrequently or not quoted in an active market will generally have little or no pricing observability and a higher degree of subjectivity. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For example, fluctuations in financial market interest rates can have a significant impact on the fair value determination, as well as the Company’s selection of bond credit ratings used in pricing modeling. For the years ended December 31, 2023 and 2022, fair value adjustments related to the junior subordinated debt resulted in a loss of $270,000 and a gain of $413,000, respectively. (See Notes 10 and 15 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Other Accounting Policies and Estimates that are Not Considered Critical

On an ongoing basis, the Company evaluates its estimates, including those that may materially affect the financial statements and are related to investments, fair value measurements, retirement plans, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to these estimates can be found in Note 1 of the Notes to Consolidated Financial Statements.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8 - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
United Security Bancshares

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses (“Topic 326”). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the consolidated financial statements, the Company adopted Accounting Standards Update (ASU) No. 2016-13 effective January 1, 2023 utilizing the current expected credit loss cohort methodology analysis, which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. The Company’s measurement of expected credit losses on loans is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In estimating the allowance for credit losses on loans, the Company estimates loss rates for each loan pool based upon historical experience from 2006 to 2023 and adjusts its quantitative model for certain qualitative factors to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated.

The Company’s allowance for credit losses on loans was $15,658,000 as of December 31, 2023. The Company’s allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net carrying value at the amount expected to be collected on such loans and is a material and complex estimate requiring significant management judgment in the estimation of expected lifetime losses within the loan portfolio as of the balance sheet date.

We identified the auditing of the allowance for credit losses on loans, including the historical loss rates and management’s qualitative adjustments as a critical audit matter. Estimation of the lifetime expected credit losses for loans, particularly as it relates to the historical loss rate methodology and qualitative factors, requires significant management judgment. Auditing management’s judgments and assumptions involved significant audit effort as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address the critical audit matter included testing the Company’s process used to develop the estimate for the allowance for credit losses on loans by:

a.Evaluating the appropriateness of the methodology used.
b.Evaluating the reasonableness of the significant assumptions and qualitative adjustments used by management by comparing the historical loss rates and qualitative adjustments to the relevant internal and external data, including historical trends.
c.Testing the mathematical accuracy of the computation, including testing completeness and accuracy of the internal data used and evaluating the relevance and reliability of the external data used in the calculation, the historical loss rates and qualitative adjustments determined by management and used in the calculation.

/s/ Moss Adams LLP

San Francisco, California
March 26, 2024

We have served as the Company’s auditor since 1999.

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2023 and 2022

(In thousands except share data)	December 31, 2023	December 31, 2022
Assets
Cash and noninterest-bearing deposits in other banks	$40,577	$31,650
Due from Federal Reserve Bank (FRB)	207	6,945
Cash and cash equivalents	40,784	38,595
Investment securities (at fair value)
Taxable available-for-sale (AFS) debt securities, at fair value, net of allowance for credit losses of $0 (amortized cost of $201,845 and $230,557, respectively)	179,016	204,173
Tax-exempt available-for-sale (AFS) debt securities, at fair value, net of allowance for credit losses of $0 (amortized cost of $2,544 and $4,053, respectively)	2,250	3,372
Marketable equity securities	3,354	3,315
Total investment securities	184,620	210,860
Loans	921,341	981,772
Unearned fees and unamortized loan origination costs - net	(1,299)	(1,594)
Allowance for credit losses - loans	(15,658)	(10,182)
Net loans	904,384	969,996
Premises and equipment - net	9,098	9,770
Accrued interest receivable	7,928	8,489
Other real estate owned (“OREO”)	4,582	4,582
Goodwill	4,488	4,488
Deferred tax assets - net	14,055	12,825
Cash surrender value of life insurance - net	21,954	22,893
Investment in limited partnership	3,200	2,800
Operating lease right-of-use assets	1,338	1,984
Other assets	14,614	11,911
Total assets	$1,211,045	$1,299,193
Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$403,225	$481,629
Interest-bearing	601,252	683,855
Total deposits	1,004,477	1,165,484
Short-term borrowings	62,000	—
Operating lease liabilities	1,437	2,093
Other liabilities	9,376	8,270
Junior subordinated debentures (at fair value)	11,213	10,883
Total liabilities	1,088,503	1,186,730
Commitments and contingencies (Note 14)
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,167,895 at December 31, 2023 and 17,067,253 at December 31, 2022	60,585	60,030
Retained earnings	76,995	69,928
Accumulated other comprehensive loss, net of tax	(15,038)	(17,495)
Total shareholders’ equity	122,542	112,463
Total liabilities and shareholders’ equity	$1,211,045	$1,299,193
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2023 and 2022

(In thousands except share and per share data)	2023	2022
Interest Income:
Interest and fees on loans	$54,183	$43,039
Interest on investment securities	5,870	4,613
Interest on deposits in FRB	324	1,605
Total interest income	60,377	49,257
Interest Expense:
Interest on deposits	6,758	2,815
Interest on other borrowed funds	4,298	380
Total interest expense	11,056	3,195
Net Interest Income	49,321	46,062
Provision for credit losses	1,460	1,802
Net Interest Income after Provision for Credit Losses	47,861	44,260
Noninterest Income:
Customer service fees	2,918	3,027
Increase in cash surrender value of bank-owned life insurance	557	555
Unrealized gain (loss) on fair value of marketable equity securities	39	(429)
Gain on proceeds from bank-owned life insurance	907	—
Gain (loss) on fair value of junior subordinated debentures	274	(2,533)
Gain on sale of investment securities	—	30
Loss on sale of assets	—	(10)
Other	874	1,198
Total noninterest income	5,569	1,838
Noninterest Expense:
Salaries and employee benefits	13,157	11,833
Occupancy expense	3,739	3,467
Data processing	784	686
Professional fees	4,366	4,058
Regulatory assessments	727	794
Director fees	438	452
Correspondent bank service charges	80	93
Net cost of operation of OREO	201	102
Other	2,462	2,554
Total noninterest expense	25,954	24,039
Income before provision for taxes	27,476	22,059
Provision for income taxes	7,680	6,373
Net income	$19,796	$15,686
Net income per common share
Basic	$1.16	$0.92
Diluted	$1.16	$0.92
Weighted average common shares outstanding
Basic	17,114,214	17,040,241
Diluted	17,125,186	17,061,833
 See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2023 and 2022

(In thousands)	2023	2022
Net Income	$19,796	$15,686
Unrealized holdings gains (loss) on AFS debt securities	3,941	(26,730)
Unrealized gains on unrecognized post-retirement costs	88	615
Unrealized (loss) gain on junior subordinated debentures	(544)	2,947
Other comprehensive income (loss), before tax	3,485	(23,168)
Tax (expense) benefit related to AFS debt securities	(1,165)	7,900
Tax expense related to unrecognized post-retirement costs	(24)	(182)
Tax benefit (expense) related to junior subordinated debentures	161	(871)
Total other comprehensive income (loss)	2,457	(16,321)
Comprehensive income (loss)	$22,253	$(635)
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2023 and 2022

	Common Stock			Accumulated Other Comprehensive Loss
(In thousands, except share data)	Number of Shares	Amount	Retained Earnings		Total
Balance December 31, 2021 (1)	17,028,239	$59,636	$61,745	$(1,174)	$120,207
Other comprehensive loss	—	—	—	(16,321)	(16,321)
Dividends on common stock ($0.33 per share)	—	—	(5,625)	—	(5,625)
Dividends payable ($0.11 per share)	—	—	(1,878)	—	(1,878)
Restricted stock units released	33,435	—	—	—	—
Tax expense from restricted stock units released	—	(1)	—	—	(1)
Stock options exercised	5,579	29			29
Stock-based compensation expense	—	366	—	—	366
Net Income	—	—	15,686	—	15,686
Balance December 31, 2022 (2)	17,067,253	60,030	69,928	(17,495)	112,463
Other comprehensive income	—	—	—	2,457	2,457
Dividends on common stock ($0.35 per share)	—	—	(5,992)	—	(5,992)
Dividends payable ($0.12 per share)	—	—	(2,059)	—	(2,059)
Restricted stock units released	57,185	—	—	—	—
Tax expense from restricted stock units released	—	(29)	—	—	(29)
Restricted stock award granted	14,435	—	—	—	—
Stock options exercised	29,022	106	—	—	106
Stock-based compensation expense	—	478	—	—	478
Current Expected Credit Loss (CECL) adoption adjustment	—	—	(4,678)	—	(4,678)
Net Income	—	—	19,796	—	19,796
Balance December 31, 2023 (3)	17,167,895	$60,585	$76,995	$(15,038)	$122,542
(1) Excludes 27,949 unvested restricted shares
(2) Excludes 13,974 unvested restricted shares
(3) Excludes 21,435 unvested restricted shares
See accompanying notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2023 and 2022

(In thousands)	2023	2022
Cash Flows From Operating Activities:
Net Income	$19,796	$15,686
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,460	1,802
Depreciation and amortization	1,459	1,320
Amortization of operating lease right-of-use assets	646	611
Amortization of premium/discount on investment securities, net	499	606
Accretion of lease liability	(656)	(611)
Gain on sale of investment securities	—	(30)
Decrease (increase) in accrued interest receivable	561	(959)
Increase in accrued interest payable	45	48
(Increase) decrease in unearned fees and unamortized loan origination costs, net	(295)	3,791
(Increase) decrease in income taxes receivable	(1,755)	1,970
Stock-based compensation expense and tax benefit	478	366
Benefit for deferred income taxes	(297)	(2,362)
Increase in accounts payable and accrued liabilities	727	213
(Gain) loss on marketable equity securities	(39)	429
(Gain) loss on fair value option of junior subordinated debentures	(274)	2,533
Gain on bank owned life insurance	(907)	—
Increase in cash surrender value of bank-owned life insurance	(557)	(555)
Loss on sale of assets	—	10
Net increase in other assets	485	(1,168)
Net cash provided by operating activities	21,376	23,700
Cash Flows From Investing Activities:
Purchases of FHLB stock, FRB stock, and other securities	(1,438)	(2,434)
Maturities and calls on available-for-sale securities	17,600	—
Principal payments on available-for-sale securities	12,121	10,136
Purchases of available-for-sale securities	—	(81,762)
Proceeds from sales of available-for-sale securities	—	15,676
Net decrease (increase) in loans	58,085	(113,389)
Proceeds from bank-owned life insurance	2,402	—
Capital expenditures of premises and equipment	(787)	(2,140)
Investment in limited partnership	(400)	(320)
Net cash provided by (used in) investing activities	87,583	(174,233)
Cash Flows From Financing Activities:
Decrease in demand deposit and savings accounts	(174,805)	(13,087)
Net increase (decrease) in time deposits	13,799	(9,537)
Net increase is short-term borrowings	62,000	—
Proceeds from exercise of stock options	106	29
Dividends on common stock	(7,870)	(7,496)
Net cash used in financing activities	(106,770)	(30,091)
Net increase (decrease) in cash and cash equivalents	2,189	(180,624)
Cash and cash equivalents at beginning of year	38,595	219,219
Cash and cash equivalents at end of year	$40,784	$38,595
See Note 16 to the Company’s consolidated financial statements for supplemental cash flow disclosures.

Notes to Consolidated Financial Statements

1.Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, with rules and regulations of the Securities and Exchange Commission (SEC), and with prevailing practices within the banking industry. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly-owned subsidiaries, United Security Bank and subsidiary (the “Bank”) and USB Capital Trust II (the “Trust”). The Trust is deconsolidated pursuant to Accounting Standards Codification (ASC) 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead they are presented as Junior Subordinated Debentures and are presented as a separate liability category (see Note 10 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. The Company’s participation loans with other financial institutions are primarily in the state of California.

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

The Bank was founded in 1987 and currently operates twelve branches, one commercial lending office, one consumer lending office, and one construction lending office in an area from eastern Madera County to western Fresno County, as well as Taft and Bakersfield in Kern County, and Campbell in Santa Clara County. The Bank’s primary source of revenue is interest income from loans to customers, who are predominantly small- and middle-market businesses and individuals. The Bank engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural, and consumer loans, with particular emphasis on short- and medium-term obligations.

The Bank offers a wide range of deposit instruments. These include personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts and time certificates of deposit. Most of the Bank’s deposits are attracted from small- and medium-sized business-related sources and from individuals.

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

The Bank’s wholly-owned subsidiary, York Monterey Properties, Inc. (YMP), was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, loan foreclosures in Monterey County. These properties exceeded the 10-year holding period for other real estate owned, or “OREO.” YMP was funded with a $250,000 cash investment and the transfer of those parcels by the Bank to YMP. As of December 31, 2023 and 2022, these properties are included within the consolidated balance sheets as part of OREO.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of junior subordinated debt (TRUPs).

Subsequent events - The Company has evaluated events and transactions for potential recognition or disclosure through the day the consolidated financial statements were issued.

Significant Accounting Policies - The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as “FASB.” FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure the consistent reporting of its consolidated financial condition, consolidated results of operations, and consolidated cash flows. References to GAAP issued by FASB in these footnotes are to FASB Accounting Standards Codification, sometimes referred to as the Codification, or ASC. The following is a summary of significant policies:

a.Cash and cash equivalents – Cash and cash equivalents include cash on hand and amounts due from correspondent banks. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2023 or 2022. All cash and cash equivalents have maturities when purchased of three months or less.
b.Securities - Debt securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from net income and reported, net of tax, as a separate component of comprehensive income (loss) and shareholders’ equity. Debt securities classified as held-to-maturity are carried at amortized cost. Gains and losses on disposition are reported using the specific identification method for the adjusted basis of the securities sold. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

The Company periodically reviews its investment portfolio on an individual security basis. Securities that are to be held for indefinite periods of time are classified as available-for-sale. Those include, but are not limited to, securities that management intends to use as part of its asset/liability management strategy, as well as those which may be sold in response to changes in interest rates, changes in prepayments, or other factors. Securities which the Company has the ability and intent to hold to maturity are classified as held-to-maturity. There were no securities classified as held-to-maturity as of December 31, 2023.

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

Changes in the allowance for credit losses on investments are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Marketable equity securities are reported at fair value with gains and losses included in noninterest income on the Consolidated Statements of Income.

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

Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are generally amortized into interest income over the loan’s term using the simple interest method. Other credit-related fees, such as standby letters of credit fees and loan placement fees, are recognized as noninterest income during the period the related service is performed.

d.Allowance for credit losses on loans and reserve for unfunded loan commitments - The Company adopted ASU 2016-13, effective January 1, 2023, and utilizes the CECL cohort methodology analysis which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. Management estimates the allowance for credit loss balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2006 to 2023. The Company expects that the markets in which it operates will experience a slight decline in economic conditions and an increase in unemployment rate and level and trend of delinquencies over the next year. Management adjusted the historical loss experience through qualitative factors for these expectations.

The Company analyzes risk characteristics inherent in each loan portfolio segment as part of the quarterly review of the adequacy of the allowance for loan losses. The following summarizes some of the key risk characteristics for the ten segments of the loan portfolio (Consumer loans include three segments):

Commercial and business loans – Commercial loans are subject to the effects of economic cycles and tend to exhibit increased risk as economic conditions deteriorate, or if an economic downturn is prolonged. The Company considers this segment to be one of higher risk given the size of individual loans and the balance in the overall portfolio.

Government program loans – This is a relatively small part of the Company’s loan portfolio, but has historically had a high percentage of loans that have migrated from pass to substandard given their vulnerability to economic cycles.

Commercial real estate loans – This segment is considered to have more risk in part because of the vulnerability of commercial businesses to economic cycles as well as the exposure to fluctuations in real estate prices because most of these loans are secured by real estate. Losses in this segment have however been historically low because most of the loans are real-estate secured, and the bank maintains appropriate loan-to-value ratios.

Residential mortgages – This segment is considered to have low risk factors based on the Company’s experience and peer statistics. These loans are secured by first deeds of trust.

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

Installment and student loans – This segment, which includes consumer loans, student loans, overdrafts, and overdraft protection lines, is considered higher risk because most of the loans are unsecured. Additionally, in the case of student loans, there are increased risks associated with liquidity due to the time lag between funding of a student loan and eventual repayment.

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

When loans are placed on nonaccrual status, the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income. Student loans past due more than 90-days are not placed on nonaccrual status, but are charged-off once 120-days past due. See “Note 4- Student Loans” for specific information on the student loan portfolio.

When a loan is placed on non-accrual status and subsequent payments of interest (and principal) are received, the interest received may be accounted for in two separate ways.

Cost recovery method: If the loan is in doubt as to full collection, the interest received in subsequent payments is reversed out of interest income and treated as a reduction of principal for financial reporting purposes.

Cash basis: This method is only used if the recorded investment or total contractual amount is expected to be fully collectible, under which circumstances the subsequent payments of interest is credited to interest income as received.

Loans on non-accrual status may be returned to accruing status when all delinquent principal and/or interest has been brought current, there is no identified element of loss (on the contractual amount of the loan), and current and continued satisfactory performance is expected. Repayment ability is generally demonstrated through the timely receipt of at least six monthly payments on a loan with monthly amortization.

f.Individually-evaluated loans - When a financial asset does not share similar risk characteristics with the pool being evaluated, it is evaluated individually.

g.Collateral-dependent loans - A loan is deemed collateral-dependent when either, it enters foreclosure, or it is determined that the borrower is experiencing financial difficulties. Repayment of these loans is expected to be provided substantially through the operation or sale of the collateral.

h.Bank-owned life insurance and company-owned life insurance policies - The Company owns bank-owned life insurance policies (BOLI) and company-owned life insurance policies (COLI) on certain officers, including those covered under the salary continuation plan, with a portion of the post-retirement benefit available to the officers’ beneficiaries. The initial net cash surrender value of BOLI and COLI policies is equivalent to the premium paid, and adds income through non-taxable increases in cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company.
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

k.Other-real-estate-owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value is charged to the allowance for credit losses. Subsequent declines in the fair value of other-real-estate-owned, along with related revenue and expenses from operations, are charged to noninterest expense.

l.Investment in Limited Partnership - The Bank owns an interest in a local area limited partnership which provides private capital for small- to mid-sized businesses. The investment is accounted for under the cost method.

m.Goodwill - Goodwill amounts resulting from acquisitions are considered to have an indefinite life and are not amortized. At December 31, 2023 and 2022, the Company reported goodwill totaling $4.5 million. The Company did not recognize any impairment charges on goodwill during 2023 or 2022.

n.Income taxes - Deferred income taxes result from the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities using the liability method, and are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Estimates are based on the enacted tax rate of the applicable period.

o.Net income per common share - Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method. If applicable, net income per common share is retroactively adjusted for all stock dividends declared.

p.Cash flow reporting - For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, noninterest-bearing amounts due from banks, federal funds sold and securities purchased under agreements to resell. Federal funds and securities purchased under agreements to resell are generally sold for a one-day periods. Net cash flows are reported for interest-bearing deposits with other banks, loans to customers, deposits held for customers, and short-term borrowings.

q.Transfers of financial assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain the taking advantage of that right, beyond a trivial benefit) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase before maturity.
r.Stock based compensation - The Company maintains a stock-based employee compensation plan, which is described more fully in “Note 12 - Stock Based Compensation.” All share-based payments to employees, including grants of employee stock options and restricted stock units and awards, are recognized in the consolidated financial statements based on the grant date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2023 and 2022 were $141,000 and $185,000, respectively, of stock-based compensation. Also included in stock-based compensation were $337,000 and $181,000 in stock grants to Company directors for the years ended December 31, 2023 and 2022, respectively.
s.Federal Home Loan Bank stock and Federal Reserve Bank stock - As a member of the Federal Home Loan Bank of San Francisco (FHLB), the Company is required to maintain an investment in the capital stock of the FHLB. In addition, as a member of the Federal Reserve Bank of San Francisco (FRB), the Company is required to maintain an investment in capital stock of the FRB. The investments in both the FHLB and the FRB are carried at cost in the accompanying consolidated balance sheets, are included in other assets, and are subject to certain redemption requirements by the FHLB and FRB. Stock redemptions are at the discretion of the FHLB and FRB.

While technically these are considered equity securities, there is no market for the FHLB or FRB stock; therefore, the shares are considered restricted investment securities. Management periodically evaluates the stock for other-than-temporary impairment through an assessment of the ultimate recoverability of cost rather than the recognition of temporary declines in value. The determination of the ultimate recoverability of cost is based upon (i) the significance and length of time of any decline in net assets of the FHLB or FRB as compared to the capital stock amount of the FHLB or FRB, (ii commitments by the FHLB or FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB or FRB, (iii) the impact of legislative and regulatory changes on institutions, and (iv) the liquidity position of the FHLB or FRB.
t.Comprehensive income (loss) - Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, unrecognized costs of salary continuation defined benefit plans, and unrealized gains and losses on trust preferred securities related to instrument-specific credit risk. Comprehensive income (loss) is presented in the “Consolidated Statements of Other Comprehensive Income (Loss).”
u.Segment reporting - The Company’s operations solely in the financial services industry and provides its customers traditional banking and other financial services. The Company operates primarily in California’s San Joaquin Valley. Management’s operating decisions and performance assessment are based on an ongoing review of the Company’s consolidated financial results. The Company is considered one operating segment for financial reporting purposes.
v.Revenue from contracts with customers - The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (Topic 606). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. The Company’s primary sources of revenue are derived from interest earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the “Consolidated Statements of Income” is not warranted. The Company, in general, satisfies its performance obligations on its contracts with customers as services are rendered. Transaction prices are typically fixed and are charged either on a periodic basis or as activity warrants. Contracts evaluated under the scope of Topic 606 are primarily related to service charges, fees on deposit accounts, debit card fees, ITM processing fees, and other service charges, commissions and fees. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 to the determination of the amount and timing of revenue from contracts with customers.
w.Leases - The Company recognizes lease assets and lease liabilities on the consolidated balance sheet. Disclosures related to key lease components and leasing arrangements are included within the footnotes. The Company combines lease and associated non-lease components by class of underlying asset in contract that meet certain criteria. The lease and related non-lease components have the same timing and pattern of transfer, and the lease component, when accounted for on a stand-alone basis, is classified as an operating lease.
x.Recently Issued Accounting Standards -
On January 1, 2023, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the current expected credit loss, or CECL, model. The CECL model applies to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income (loss). The Company adopted this standard using a modified retrospective approach through a cumulative-effect adjustment to retained earnings at January 1, 2023. While the Company held no other-than-temporarily-impaired securities at that time, a prospective transition was required for debt securities previously classified as such. The Company is phasing the regulatory capital impact of Topic 326 over three years.
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
In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU was effective for all entities as of

March 12, 2020 through December 31, 2022. In December 2022, FASB issued ASU 2022-06, “Deferral of the Sunset Date of Topic 848.” This ASU amends ASU 2020-04 by extending the sunset provision for use of LIBOR as a reference rate until December 31, 2024, due to an extension of the intended cessation of USD LIBOR. During 2023, the Company chose to use the “Secured Overnight Financing Rate,” or SOFR, as a replacement for LIBOR. This change resulted in minimal impact to junior subordinated debt and floating rate loans tied to LIBOR.
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
y.Subsequent events - Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

2.Investment Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale debt securities at December 31, 2023 and December 31, 2022:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2023
Securities available for sale:
U.S. Government agencies	$6,197	$4	$(45)	$6,156
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	100,487	4	(12,307)	88,184
Municipal bonds	47,838	—	(7,723)	40,115
Tax-exempt municipal bonds	2,544	—	(294)	2,250
Corporate bonds	34,813	24	(2,715)	32,122
U.S. Treasury securities	12,510	—	(72)	12,438
Total securities available for sale	$204,389	$32	$(23,156)	$181,265
December 31, 2022
Securities available for sale:
U.S. Government agencies	$8,275	$7	$(51)	$8,231
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	110,908	5	(13,695)	97,218
Municipal bonds	46,625	—	(9,827)	36,798
Tax-exempt municipal bonds	4,053	—	(681)	3,372
Corporate bonds	34,745	5	(2,048)	32,702
U.S. Treasury securities	30,004	—	(780)	29,224
Total securities available for sale	$234,610	$17	$(27,082)	$207,545

At December 31, 2023, and at December 31, 2022, an allowance for credit losses was neither required nor recorded for any investment securities.

Proceeds and gross realized gains (losses) from sales of available-for-sale debt securities for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
(In thousands)	2023	2022
Proceeds from sales or calls	$—	$15,676
Gross realized gains from sales or calls	—	78
Gross realized losses from sales or calls	—	(48)

During the years ended December 31, 2023 and December 31, 2022, the Company sold no equity securities.

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using the proceeds to purchase securities that better suit the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses recorded due to credit-related factors for the periods ended December 31, 2023 or December 31, 2022.

The amortized cost and fair value of securities available for sale at December 31, 2023, by contractual maturity, are shown below:

	December 31, 2023
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$12,610	$12,534
Due after one year through five years	28,770	27,466
Due after five years through ten years	60,018	50,579
Due after ten years	2,505	2,501
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	100,486	88,185
	$204,389	$181,265

Actual cash flows may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

At December 31, 2023 and 2022, available-for-sale debt securities with an amortized cost of approximately $94.3 million and $78.8 million (fair value of $82.9 million and $69.0 million, respectively) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes available-for-sale debt securities in an unrealized loss position for which a credit loss has not been recorded at December 31, 2023 and 2022:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2023
Securities available for sale:
U.S. Government agencies	$—	$—	$4,064	$(45)	$4,064	$(45)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	—	—	87,904	(12,307)	87,904	(12,307)
Municipal bonds	—	—	42,366	(8,016)	42,366	(8,016)
Corporate bonds	—	—	27,286	(2,715)	27,286	(2,715)
U.S. Treasury securities	—	—	12,438	(72)	12,438	(72)
Total available-for-sale	$—	$—	$174,058	$(23,155)	$174,058	$(23,155)
December 31, 2022
Securities available for sale:
U.S. Government agencies	$—	$—	$5,831	$(51)	$5,831	$(51)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	47,968	(3,949)	48,763	(9,746)	96,731	(13,695)
Municipal bonds	—	—	40,170	(10,508)	40,170	(10,508)
Corporate bonds	24,424	(1,491)	5,443	(557)	29,867	(2,048)
U.S. Treasury securities	14,714	(190)	14,510	(590)	29,224	(780)
Total available-for-sale	$87,106	$(5,630)	$114,717	$(21,452)	$201,823	$(27,082)

The following summarizes the number of available-for-sale debt securities in an unrealized loss position for which a credit loss has not been recorded at December 31, 2023 and 2022

	December 31,
	2023	2022
Securities available for sale:
U.S. Government agencies	4	4
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	46	51
Municipal bonds	45	46
Corporate bonds	8	9
U.S. Treasury securities	2	4
Total available-for-sale	105	114

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit losses. At December 31, 2023, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates and not credit quality. These declines are primarily the result of the fast pace and large increases in interest rates during the last two years, which have led to decreases in bond prices and increases in yields. Because the Company does not intend to sell these securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company does not consider it necessary to provide an allowance for any available-for-sale security at December 31, 2023.

During the year ended December 31, 2023, the Company recognized $39,000 in unrealized gains related to one marketable equity security compared to an unrealized loss of $429,000 recognized during the year ended December 31, 2022.

The Company had no held-to-maturity securities at December 31, 2023 or December 31, 2022.

3. Loans

Loans, net of unearned fees and unamortized loan origination costs, are comprised of the following:

	December 31,
	2023		2022
(In thousands)	Loan Balance	% of Total Loans	Loan Balance	% of Total Loans
Commercial and business loans	$53,273	5.8%	$57,770	5.9%
Government program loans	74	<0.01%	132	<0.01%
Total commercial and industrial	53,347	5.8%	57,902	5.9%
Real estate – mortgage:
Commercial real estate	386,134	42.0%	398,115	40.6%
Residential mortgages	260,539	28.3%	273,357	27.9%
Home improvement and home equity loans	36	<0.01%	49	<0.01%
Total real estate mortgage	646,709	70.3%	671,521	68.5%
Real estate construction and development	127,944	13.9%	153,374	15.6%
Agricultural	49,795	5.4%	52,722	5.4%
Installment and student loans	42,247	4.6%	44,659	4.6%
Total loans	$920,042		$980,178

The Company’s loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. The Company’s participation loans with other financial institutions are primarily in the state of California.

Commercial and industrial loans are generally made to support the ongoing operations of small- and medium-sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral, including real estate. While the remainder are unsecured, those extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial and industrial loans generally comes from the cash flow of the borrower.

Real estate mortgage loans are secured by trust deeds on primarily commercial property and by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

•Commercial real estate mortgage loans comprise the largest segment of this loan category and are available on all types of income producing and commercial properties, including: office buildings and shopping centers, apartments and motels, owner-occupied buildings, manufacturing facilities, and other properties. Commercial real estate mortgage loans can also be used to refinance existing debt. Commercial real estate loans typically receive payment from the borrower’s business operations, rental income associated with the real property, or personal assets.
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

Real estate construction and development loans consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project or from the sale of the constructed homes to individuals.

Agricultural loans are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans consist primarily of student loans as well as loans to individuals for household, family, and other personal expenditures such as credit cards, automobiles or other consumer items. See “Note 4 - Student Loans” for specific information on the student loan portfolio.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2023 and 2022, these financial instruments include commitments to extend credit of $183.5 million and $190.2 million, respectively, and standby letters of credit of $2.9 million and $1.6 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company applies the same credit policies as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Substantially all of these commitments are at floating interest rates based on the prime rate. Commitments generally have fixed expiration dates. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if necessary, is based on management’s credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate, and income-producing properties.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

(In thousands)	2023	2022
Aggregate amount outstanding, beginning of year	$3,610	$13,100
Retirement of director during 2022	—	(8,899)
New loans or advances during year	825	980
Repayments during year	(1,396)	(1,571)
Aggregate amount outstanding, end of year	$3,039	$3,610
Undisbursed commitments, end of year	$1,525	$1,050

Key terms and conditions for loans to directors, officers, principal shareholders and their affiliates do not differ from those of other borrowers.

Past Due Loans

The Company monitors delinquent and potentially problematic loans on an ongoing basis through weekly reports to the loan committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans, net of unearned fees, at December 31, 2023 (in thousands):

December 31, 2023	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$53,273	$53,273	$—
Government program loans	—	—	—	—	74	74	—
Total commercial and industrial	—	—	—	—	53,347	53,347	—
Commercial real estate loans	—	—	—	—	386,134	386,134	—
Residential mortgages	—	—	—	—	260,539	260,539	—
Home improvement and home equity loans	—	—	—	—	36	36	—
Total real estate mortgage	—	—	—	—	646,709	646,709	—
Real estate construction and development loans	—	—	11,390	11,390	116,554	127,944	—
Agricultural loans	—	—	45	45	49,750	49,795	—
Installment and student loans	791	328	426	1,545	40,702	42,247	426
Total loans	$791	$328	$11,861	$12,980	$907,062	$920,042	$426

The following is a summary of delinquent loans, net of unearned fees, at December 31, 2022 (in thousands):

December 31, 2022	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$57,770	$57,770	$—
Government program loans	—	—	—	—	132	132	—
Total commercial and industrial	—	—	—	—	57,902	57,902	—
Commercial real estate loans	—	—	—	—	398,115	398,115	—
Residential mortgages	—	—	—	—	273,357	273,357	—
Home improvement and home equity loans	8	—	—	8	41	49	—
Total real estate mortgage	8	—	—	8	671,513	671,521	—
Real estate construction and development loans	—	—	12,545	12,545	140,829	153,374	—
Agricultural loans	—	—	108	108	52,614	52,722	—
Installment and student loans	546	642	252	1,440	43,219	44,659	252
Total loans	$554	$642	$12,905	$14,101	$966,077	$980,178	$252

Nonaccrual Loans

The following table presents the amortized costs of loans on nonaccrual status and accruing loans more than 90 days past due: December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due
Real estate construction and development loans	11,403	11,403	—	14,436	14,436	—
Agricultural loans	—	45	—	—	108	—
Installment and student loans	—	—	426	—	—	252
Total	$11,403	$11,448	$426	$14,436	$14,544	$252

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2023 and 2022.

 Credit Quality Indicators

As part of its credit monitoring program, the Company utilizes a risk rating system which quantifies the risk the Company estimates it has assumed during the life of a loan. The system rates the strength of the borrower and the facility or transaction, and is designed to provide a program for risk management and early detection of problems.

For each new credit approval, credit extension, renewal, or modification of existing credit facilities, the Company assigns risk ratings utilizing the rating scale identified in this policy. In addition, on an on-going basis, loans and credit facilities are reviewed for internal and external influences which might impact the credit facility and warrant a change in the risk rating. Each loan credit facility is given a risk rating that takes into account factors that materially affect credit quality.

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

Guarantees - The value of third party support arrangements varies widely. Unconditional guarantees from persons with demonstrable ability to perform are more substantial than that of closely-related persons to the borrower who offer only modest support.

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
-    Accounting practices
-    Asset protection
-    Extraordinary risks

The Company assigns risk ratings to loans other than consumer loans and other homogeneous loan pools based on the following scale. The risk ratings are used when determining borrower ratings as well as facility ratings. When the borrower rating and the facility ratings differ, the lowest rating applied is:

-    Grades 1 and 2 – These grades include loans which are given to high-quality borrowers with high credit quality and sound financial strength. Key financial ratios are generally above industry averages and the borrower’s strong earnings history or net worth. These may be secured by deposit accounts or high-grade investment securities.

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

-    Grades 4 and 5 – These include “pass” grade loans to borrowers of acceptable credit quality and risk. The borrower’s balance sheet and financial ratios may be below industry averages, but above the lowest industry quartile. Leverage is above and liquidity is below industry averages. Inadequacies evident in financial performance and/or management sufficiency are offset by readily available features of support, such as adequate collateral, or good guarantors having the liquid assets and/or cash flow capacity to repay the debt. While the borrower may have recognized a loss over three or four years, recent earnings trends, while perhaps somewhat cyclical, are improving and cash flows are adequate to cover debt service and fixed obligations. Real estate and asset-borrowers who fully comply with all underwriting standards and perform according to projections would be assigned this rating. These also include grade 5 loans which are “leveraged” or on management’s “watch list.” While still considered pass loans (loans given a grade 5), the borrower’s financial condition, cash flow, or operations evidence more than average risk and short term weaknesses. These loans warrant a higher than average level of monitoring, supervision, and attention from the Company, but do not reflect credit weakness trends that weaken or inadequately protect the Company’s credit position. Loans with a grade rating of 5 are not normally acceptable as new credits unless they are adequately secured or carry substantial endorsers/guarantors.

-    Grade 6 – This grade includes “special mention” loans which are loans that are currently protected but are potentially weak. This generally is an interim grade classification and these loans will usually be upgraded to an “acceptable” rating or downgraded to a “substandard” rating within a reasonable time period. Weaknesses in special mention loans may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date. Special mention loans are often loans which exhibit weaknesses inherent in the loan origination and loan servicing, and may have some technical deficiencies. The main theme in special mention credits is the distinct probability that the classification will deteriorate to a more adverse class if the noted deficiencies are not addressed by the loan officer or loan management.

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

-    Grade 8 – This grade includes “doubtful” loans which exhibit the same characteristics as the “substandard” loans. Additionally, loan weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status can be determined. Pending factors include a proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

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

The following table presents loans by class, net of deferred fees, by risk rating and period indicated as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and business
Pass	$5,989	$5,066	$1,594	$810	$6	$939	$38,869	$—	$53,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,989	$5,066	$1,594	$810	$6	$939	$38,869	$—	$53,273
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$8	$—	$66	$—	$—	$74
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$8	$—	$66	$—	$—	$74
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$40,929	$81,823	$52,019	$39,155	$60,626	$105,285	$501	$—	$380,338
Special Mention	—	—	—	5,796	—	—	—	—	5,796
Substandard	—	—	—	—	—	—	—	—	—
Total	$40,929	$81,823	$52,019	$44,951	$60,626	$105,285	$501	$—	$386,134
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$24,835	$206,257	$2,260	$—	$8,969	$—	$—	$242,321
Pass	4,189	1,925	5,253	1,579	3,494	1,778	—	—	18,218
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,189	$26,760	$211,510	$3,839	$3,494	$10,747	$—	$—	$260,539
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$32	$—	$—	$32
Pass	—	—	—	—	—	4	—	—	4
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$36	$—	$—	$36
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Real estate construction and development
Pass	$27,951	$9,571	$—	$31,308	$—	$3,978	$43,734	$—	$116,542
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,524	—	7,878	—	—	11,402
Total	$27,951	$9,571	$—	$34,832	$—	$11,856	$43,734	$—	$127,944
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$2,086	$4,163	$457	$2,958	$1,592	$12,574	$22,556	$—	$46,386
Special Mention	—	2,105	—	513	—	356	—	—	2,974
Substandard	—	—	—	—	—	45	390	—	435
Total	$2,086	$6,268	$457	$3,471	$1,592	$12,975	$22,946	$—	$49,795
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$708	$250	$142	$74	$483	$38,519	$472	$—	$40,648
Pass	1,173	—	—	—	—	—	—	—	1,173
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	426	—	—	426
Total	$1,881	$250	$142	$74	$483	$38,945	$472	$—	$42,247
Current period gross write-offs	$—	$—	$—	$—	$—	$2,588	$—	$—	$2,588

Total loans outstanding (risk rating):
Not graded	$708	$25,085	$206,399	$2,334	$483	$47,520	$472	$—	$283,001
Pass	82,317	102,548	59,323	75,818	65,718	124,624	105,660	—	616,008
Special Mention	—	2,105	—	6,309	—	356	—	—	8,770
Substandard	—	—	—	3,524	—	8,349	390	—	12,263
Grand total loans	$83,025	$129,738	$265,722	$87,985	$66,201	$180,849	$106,522	$—	$920,042
Total current period gross write-offs	$—	$—	$—	$—	$—	$2,588	$—	$—	$2,588

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans at December 31, 2022. The Company did not carry any loans graded as loss at December 31, 2022 (in thousands):

December 31, 2022	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
Grades 1 and 2	$216	$—	$—	$—	$216
Grade 3	—	—	—	—	—
Grades 4 and 5 – pass	57,493	372,120	138,951	50,658	619,222
Grade 6 – special mention	197	25,995	—	1,021	27,213
Grade 7 – substandard	—	—	14,424	1,043	15,467
Grade 8 – doubtful	—	—	—	—	—
Total	$57,906	$398,115	$153,375	$52,722	$662,118

The following table summarizes the credit risk ratings for consumer related loans and other homogeneous loans for December 31, 2022 (in thousands):

	December 31, 2022
	Residential Mortgages	Home Improvement and Home Equity	Installment and Student Loans	Total
Not graded	$257,207	$41	$44,402	$301,650
Pass	16,150	8	—	16,158
Special Mention	—	—	—	—
Substandard	—	—	252	252
Doubtful	—	—	—	—
Total	$273,357	$49	$44,654	$318,060

Allowance for Credit Losses on Loans

The Company adopted ASU 2016-13, Financial Instrument-Credit Losses (Topic 326), effective January 1, 2023. This loss measurement, which uses the current expected credit loss (CECL) cohort methodology analysis, relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. Management estimates the allowance for credit loss balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2006 to 2023. The Company expects that the markets in which it operates will experience a slight decline in economic conditions and an increase in unemployment rates and levels and trends of delinquencies over the next year. Management has adjusted the historical loss experience for these expectations.

Unfunded loan commitment reserves are included in other liabilities in the consolidated balance sheets. Provisions for unfunded loan commitments are included in provision for credit losses in the consolidated statements of income. Prior to adoption of ASC 326, provisions for unfunded loan commitments were included in other expenses in the consolidated statements of income.

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2023 and 2022 (in thousands).

December 31, 2023	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Unallocated	Total
Beginning balance	$955	$1,363	$3,409	$525	$2,898	$1,032	$10,182
CECL adjustment	1,336	2,359	720	1,025	1,959	(1,032)	6,367
Provision for (reversal of) credit losses (1)	(390)	(1,253)	(515)	(300)	3,888	—	1,430
Charge-offs	—	—	—	—	(2,588)	—	(2,588)
Recoveries	2	55	—	—	210	—	267
Ending balance	$1,903	$2,524	$3,614	$1,250	$6,367	$—	$15,658
(1) Excludes a $30,000 provision for unfunded loan commitments during the year.

December 31, 2022	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development	Agricultural	Installment & Student Loans	Unallocated	Total
Beginning balance	$597	$1,174	$2,840	$1,233	$2,720	$769	$9,333
Provision for (reversal of) credit losses (1)	87	147	569	(744)	1,480	263	1,802
Charge-offs	1	—	—	—	(1,364)	—	(1,363)
Recoveries	270	42	—	36	62	—	410
Ending balance	$955	$1,363	$3,409	$525	$2,898	$1,032	$10,182
(1) Includes a $137,000 reversal of provision for unfunded loan commitments during the year.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$11,390	3	$14,436	4
Agricultural loans	390	1	108	2
Total	$11,780	4	$14,544	6

At December 31, 2023, two of the real estate and construction and development loans were secured by land and one was secured by a multifamily property, and the agricultural loan was secured by farmland. At December 31, 2022, three of the real estate and construction and development loans were secured by land and one was secured by a multifamily property, and the agricultural loan was secured by farmland.

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

The following table represents the impact to the unfunded commitments liability after the adoption of CECL:

	12/31/2023	12/31/2022
Beginning Liability	$532	$669
CECL Day 1 Adjustment	273	—
Provision (Reversal of Provision)	30	(137)
Ending Liability	$835	$532
Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. There were no loan modifications at December 31, 2023.

Troubled Debt Restructurings

Prior to the implementation of CECL, loan modifications were classified as troubled debt restructurings. When the Company granted a concession to a borrower as part of a loan restructuring, the restructuring was accounted for as a troubled debt restructuring (TDR). TDRs were reported as a component of impaired loans.

A TDR was a type of restructuring in which the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession (either imposed by court order, law, or agreement between the borrower and the Bank) to the borrower that it would not otherwise have considered. Although the restructuring took different forms, the Company’s objective was to maximize recovery of its investment by granting relief to the borrower.

There were no TDR modifications or defaults during the year ended December 31, 2022.

The following tables summarizes all TDR activity by loan category for the years ended December 31, 2022 (in thousands).

2022	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$—	$—	$146	$—	$2,206	$242	$—	$2,594
Defaults	—	—	—	—	—	—	—	—
Additions	—	—	—	—	—	—	—	—
Principal reductions	—	—	(6)	—	(330)	(134)	—	(470)
Charge-offs	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$140	$—	$1,876	$108	$—	$2,124
Allowance for loan loss	$—	$—	$4	$—	$—	$48	$—	$52

The Company made various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At December 31, 2022, the Company had 4 restructured loans totaling $2.1 million. The Company had no unfunded commitments outstanding for TDRs at December 31, 2022.

4.Student Loans

Included in installment loans are $38.5 million and $42.1 million in student loans at December 31, 2023 and 2022, made to medical and pharmacy school students. Upon graduation the loan is automatically placed on deferment for six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency, or fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. Student loans have not been originated or purchased since 2019.

As of December 31, 2023 and December 31, 2022, the allowance for credit losses for the student loan portfolio was $6.3 million and $2.6 million, respectively. At December 31, 2023 and December 31, 2022, student loans totaling $426,000 and $252,000 were included in the substandard category, respectively.

The following tables summarize the credit quality indicators for outstanding student loans as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
(In thousands, except number of loans)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	44	$1,242	$734	70	$2,056	$908
Grace	18	473	296	27	667	348
Repayment	444	20,833	289	516	23,414	857
Deferment	237	10,163	2,022	268	10,974	1,732
Forbearance	98	5,782	133	91	5,019	237
Total	841	$38,493	$3,474	972	$42,130	$4,082

School - The time in which the borrower is still actively in school at least half time. No payments are expected during this stage, though the borrower may begin immediate payments.

Grace - A six month period of time granted to the borrower immediately upon graduation, or withdrawal from school. Interest continues to accrue. Upon completion of the six month grace period the loan is transferred to repayment status. This status may also represent a borrower activated to military duty during their time in school. The borrower must return to at least half-time status within six-months of the active duty end-date in order to return to in-school status.

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

Forbearance - The period of time during which the borrower may postpone making principal and interest payments due to hardship or administrative reasons. Interest continues to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, accrued and unpaid interest from the date of delinquency, if any, will be capitalized at the end of the forbearance period. The loan-term will not change and payments may be increased to allow the loan to pay off in the required time frame. A forbearance that results in and insignificant payment delay is not considered a concessionary change in terms, provided the borrower affirms the obligation. Forbearance is not an uncommon status designation; this designation is standard industry practice, and is consistent with a student’s migration to the medical profession. However, additional risk is associated with this designation.

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the year ended December 31, 2023, $252,000 in accrued interest receivable was reversed due to charge-offs of $2.6 million within the student loan portfolio. For the year ended December 31, 2022, $141,000 in accrued interest receivable was reversed due to charge-offs of $1.3 million within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Number of Borrowers	Principal Amount	Number of Borrowers	Principal Amount
Current or less than 31 days	221	$25,070	251	$26,993
31 - 60 days	6	791	8	546
61 - 90 days	2	328	5	642
Greater than 90 days	3	426	4	252
Total	232	$26,615	268	$28,433

5.Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2023	December 31, 2022
Land	$968	$968
Buildings and improvements	16,502	16,288
Furniture and equipment	11,105	11,024
	28,575	28,280
Less accumulated depreciation and amortization	(19,477)	(18,510)
Total	$9,098	$9,770

The depreciation and amortization expense on Company premises and equipment totaled $1.5 million and $1.3 million, for the years ended December 31, 2023 and 2022, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.

6.Investment in Limited Partnership

The Bank owns a 2.22% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital. At December 31, 2023 and December 31, 2022, the total investment in this limited partnership was $3.2 million, and $2.8 million, respectively. The investment is accounted for under the cost method. No income was received from the partnership during the year ended December 31, 2023. During the year ended December 31, 2022, $566,000 was recognized and reflected in non-interest income on the consolidated statement of income. Remaining unfunded commitments as of December 31, 2023 and 2022, totaled $800,000 and $1.2 million, respectively.

7.Deposits

Deposits include the following:

(In thousands)	December 31, 2023	December 31, 2022
Noninterest-bearing deposits	$403,225	$481,629
Interest-bearing deposits:
NOW and money market accounts	406,857	499,861
Savings accounts	122,547	125,946
Time deposits:
Under $250,000	48,098	42,933
$250,000 and over	23,750	15,115
Total interest-bearing deposits	601,252	683,855
Total deposits	$1,004,477	$1,165,484

The scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2023	December 31, 2022
One year or less	$44,887	$46,224
More than one year, but less than or equal to two years	26,046	10,352
More than two years, but less than or equal to three years	611	723
More than three years, but less than or equal to four years	86	610
More than four years, but less than or equal to five years	218	139
Greater than five years	—	—
	$71,848	$58,048

Deposit balances representing overdrafts reclassified as loan balances totaled $387,000 and $487,000 as of December 31, 2023 and 2022, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $10.3 million and $13.8 million at December 31, 2023 and 2022, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

There were no brokered deposits held at December 31, 2023 or December 31, 2022.

8.Short-term Borrowings/Other Borrowings

The Bank maintains lines of credit with the Federal Reserve Bank, the Federal Home Loan Bank, and corespondent banks which may be drawn upon, as needed, to cover short-term financial obligations, or for investment or capital utilization purposes.

The following table sets forth the Bank’s outstanding and available credit lines for the periods indicated:

(In thousands)	December 31, 2023	December 31, 2022
Unsecured credit lines:
Credit limit	$80,000	$120,000
Balance outstanding	2,000	—
Federal Home Loan Bank:
Credit limit	128,935	2,151
Balance outstanding	60,000	—
Collateral pledged	232,144	2,307
Federal Reserve Bank:
Credit limit	463,501	435,599
Balance outstanding	—	—
Collateral pledged	608,045	590,427

At December 31, 2023, the Company’s available lines of credit totaled $672.4 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR. FHLB advances are collateralized by the Company’s stock in the FHLB and investment securities. At December 31, 2023, $230.1 million in loans and $2.1 million in investment securities were pledged as collateral for FHLB advances. Additionally, $604.0 million in loans and $4.1 million in investment securities were pledged at December 31, 2023 as collateral for advances with the Federal Reserve Bank.

At December 31, 2022, the Company’s available lines of credit totaled $557.8 million. As of December 31, 2022, $2.3 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $590.4 million in real-estate secured loans were pledged at December 31, 2022, as collateral at the Federal Reserve Bank.

At December 31, 2023, the Company had secured borrowings of $60.0 million at FHLB with a maturity date of January 18, 2024, and overnight unsecured borrowings of $2.0 million at PCBB. At December 31, 2022, the Company had no outstanding borrowing balances.

9. Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ITMs. The initial terms of these leases expire at various dates through 2032. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of December 31, 2023, the Company had 13 operating leases and no financing leases.

Upon adoption of ASC Topic 842, Leases, the Bank chose to apply the incremental borrowing rate in its determination of the lease liability. The incremental borrowing rate approximates the Bank’s current rates for fully secured loans where the amount and terms applied are similar to the amount and terms of the lease.

The components of lease expense were as follows for the yeas ended:

(In thousands)	December 31, 2023	December 31, 2022
Operating lease expense	$711	$728
Short-term lease expense	—	—
Variable lease expense	—	—
Sublease income	—	—
Total lease cost	$711	$728

Supplemental balance sheet information related to leases is as follows:

(In thousands)	December 31, 2023	December 31, 2022
Operating cash flows used in operating leases	$720	$729
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted-average remaining lease terms in years for operating leases	4.23	4.49
Weighted-average discount rate for operating leases	5.09%	5.12%

Maturities of lease liabilities are as follows as of December 31, 2023 (in thousands):

Years Ending December 31,	Lease Liabilities
2024	$580
2025	402
2026	183
2027	112
2028	108
Thereafter	211
Total undiscounted cash flows	1,596
Less: present value discount	(159)
Present value of net future minimum lease payments	$1,437

10.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities is $12 million as of December 31, 2023 and 2022. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of December 31, 2023, the rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month SOFR plus 129 basis points, and is adjusted quarterly.

At December 31, 2023, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month SOFR curve to estimate future quarterly interest payments due over remaining life of the debt instrument. These cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with junior subordinated debt. The 6.14% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At December 31, 2023 and December 31, 2022, the total cumulative gain recorded on the debt was $1.5 million and $1.7 million, respectively.

(In thousands)	December 31, 2023	December 31, 2022
Net fair value calculation (loss) gain	$(270)	$413
Other comprehensive income (loss) gain	(544)	2,947
Recognized gain (loss) on fair value	274	(2,533)
Cumulative gain recorded	1,461	1,732
Discount rate	6.14%	6.63%

The net fair value calculation performed as of December 31, 2023 resulted in a pretax loss adjustment of $270,000 for the year ended December 31, 2023, compared to a pretax gain adjustment of $413,000 for the year ended December 31, 2022.

For the year ended December 31, 2023, the $270,000 fair value loss adjustment was separately presented as a $274,000 gain recognized on the consolidated statements of income, and a $544,000 loss associated with the instrument-specific credit risk recognized in other comprehensive income. For the year ended December 31, 2022, the $413,000 fair value gain adjustment was separately presented as a $2.5 million loss recognized on the consolidated statements of income, and a $2.9 million gain associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

11.Deferred Taxes

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Credit losses not currently deductible	$4,985	$3,411
Deferred compensation	1,757	1,352
Depreciation	92	167
Accrued reserves	—	75
Write-down on other real estate owned	291	291
Unrealized gain on retirement obligation	56	83
Deferred loss ASC 825 – fair value option	159	245
Unrealized loss on available for sale securities	6,835	8,000
Interest on nonaccrual loans	1,513	833
Lease liability	458	667
Other	848	815
Total deferred tax assets	16,994	15,939
Deferred tax liabilities:
State tax	(596)	(433)
FHLB dividend	(46)	(46)
Loss on limited partnership investment	(650)	(507)
Fair value adjustments for purchase accounting	(93)	(98)
Unrealized loss on TRUPs	(579)	(740)
Deferred loan costs	(414)	(508)
Prepaid expenses	(135)	(150)
Right-of-use asset	(426)	(632)
Total deferred tax liabilities	(2,939)	(3,114)
Net deferred tax assets	$14,055	$12,825

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2023 or December 31, 2022.

Income tax expense for the years ended December 31, consist of the following:

(In thousands)	Federal	State	Total
2023
Current	$5,103	$2,874	$7,977
Deferred	(238)	(59)	(297)
	$4,865	$2,815	$7,680
2022
Current	$5,489	$3,246	$8,735
Deferred	(1,457)	(905)	(2,362)
	$4,032	$2,341	$6,373

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State franchise tax, net of federal income tax benefit	8.1	8.1
Other	(1.1)	(0.2)
Effective income tax rate	28.0%	28.9%

The Company periodically reviews its tax positions under the accounting standards related to uncertainty in income taxes, which defines the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority. As of December 31, 2023 and 2022, the Company has no uncertain tax positions.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction and California. There are no filings in foreign jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for years before 2020 and 2019 for Federal and California jurisdictions, respectively.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended December 31, 2023 and December 31, 2022 were insignificant.

12.Stock Based Compensation

Options and restricted stock units and awards have been granted to directors, officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options, units, and awards granted are service awards, and are based solely upon fulfilling a requisite service period (the vesting period). At December 31, 2023, the Company had one shareholder approved stock based compensation plan.

In May 2015, the Company adopted the United Security Bancshares 2015 Equity Incentive Award Plan (2015 Plan). The 2015 Plan provides for the granting of up to 758,000 shares of authorized and unissued shares of common stock in the form of stock options, restricted stock units, and restricted stock awards. The 2015 Plan requires that the exercise price may not be less than the fair value of the stock at the date the option is granted, and that the option price must be paid in-full at the time it is exercised.

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant. All options granted are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant. Restricted stock units are granted at the prevailing market price of the Company’s stock, subject to time-based vesting. Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of the common stock on the date of the grant.

Under the 2015 Plan, 96,435 granted stock instruments are outstanding as of December 31, 2023, of which 51,000 are exercisable. Of the 96,435 granted stock instruments, 7,000 are restricted stock units, 14,435 are restricted stock awards, and 75,000 are nonqualified stock options.

At December 31, 2023, there were 411,590 shares available for future issuance under equity compensation plans.

A summary of the status of the Company’s stock option plan and changes during the year are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2021	94,601	$7.87
Granted during the year	30,000	8.17
Exercised during the year	(5,579)	5.22
Forfeited during the year	—	—
Options outstanding December 31, 2022	119,022	8.07	4.78	$105,334
Granted during the year	—	—
Exercised during the year	(29,022)	3.68
Forfeited during the year	(15,000)	9.25
Options outstanding December 31, 2023	75,000	$9.54	5.50	$7,200

As of December 31, 2023 and 2022 there was $78,000 and $104,000, respectively, of total unrecognized compensation expense related to non-vested stock options. Non-vested stock options totaled 24,000 shares at December 31, 2023, with a weighted average remaining vesting period of approximately 3.07 years. The aggregate intrinsic value of the non-vested stock options was $5,760 at December 31, 2023. Non-vested stock options totaled 30,000 shares at December 31, 2022, with a weighted average remaining vesting period of approximately 4.07 years. Their was no aggregate intrinsic value of the non-vested stock options at December 31, 2022.

A summary of the status of the Company’s restricted stock units and changes during the year are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested units at December 31, 2021	27,949	$8.45
Granted during the year	26,492	$7.52
Vested during the year	(35,967)	$7.90
Forfeited during the year	(4,500)	$7.85
Non-vested units at December 31, 2022	13,974	$8.29
Granted during the year	52,477	7.53
Vested during the year	(59,451)	7.68
Non-vested units at December 31, 2023	7,000	$7.79

As of December 31, 2023 and 2022 there was $40,000 and $90,000, respectively, of total unrecognized compensation expense related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 3.57 years.

A summary of the status of the Company’s restricted stock awards and changes during the year are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested units at December 31, 2022	—	$—
Granted during the year	14,435	7.99
Vested during the year	—	—
Forfeited during the year	—	—
Non-vested units at December 31, 2023	14,435	$7.99

As of December 31, 2023, there was $113,000 of total unrecognized compensation expense related to restricted stock awards. There were no outstanding restricted stock awards at December 31, 2022. This cost is expected to be recognized over a weighted-average period of approximately 4.93 years.

Included in total outstanding options at December 31, 2023, are 51,000 exercisable shares at a weighted average price of $7.01, a weighted average remaining contract term of 4.28 and intrinsic value of $1,440.

Included in salaries and employee benefits for the years ended December 31, 2023 and 2022 are $141,000 and $185,000 of stock-based compensation, respectively. Director’s fees totaling $337,000 and $181,000 for the same periods, respectively, are also included in stock-based compensation as reflected in the Consolidated Statement of Changes in Shareholders’ Equity. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to any year.

A summary of the status of the Company’s stock option values and activity is presented below:

	December 31, 2023	December 31, 2022
Weighted average grant-date fair value per share of stock options granted	$—	$127,644
Weighted average fair value of stock options vested	$26,000	$86,000
Total intrinsic value of stock options exercised	$85,000	$10,555

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	December 31, 2023	December 31, 2022
Risk-free interest rate	—%	1.23%
Expected term in years	0	10
Expected stock price volatility	—%	41.63%
Dividend yield	—	—

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

13.Employee Benefit Plans

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code. All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire. Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors. Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are immediately 100% vested at the time of contribution. The Company made matching contributions of $282,000 and $263,000 to the 401(k) Plan for the years ended December 31, 2023 and 2022, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of at least 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 32 years. As of December 31, 2023, the Company maintained a total of twelve Salary Continuation agreements.

The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2023 and 2022, $4,255,000 and $4,245,000, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 5.30% and 4.83%, respectively, and is included in other liabilities on the consolidated balance sheets. Salary continuation expense is included in salaries and benefits expense, and totaled $314,000 and $310,000 for the years ended December 31, 2023 and 2022, respectively.

Included within the twelve total Salary Continuation agreements, the Company has four separate agreements with officers of the Bank and accrues for this salary continuation liability based on anticipated years of service and vesting schedules provided under the individual agreements. The four policies are considered individual contracts, and the Company applies guidance contained in ASC Topic 710. Additionally, the Company purchased company owned life insurance (COLI) and bank owned life insurance policies (BOLI) on the life of the officers in connection with the salary continuation agreements. The COLI policy premiums were paid over a seven year period and the BOLI policy premiums were paid in whole upon purchase of the policies. There was no premium expense for the years ended December 31, 2023 and December 31, 2022.

For the other eight Salary Continuation agreements in place prior to 2015, the Company recognizes in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs, per the guidance contained in ASC Topic 715 “Compensation”. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the Plan. As of December 31, 2023 and 2022, the Company had approximately $130,000 and $195,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the Plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2023 and 2022.

Officer Supplemental Life Insurance Plan

The Company owns Bank-owned life insurance policies (BOLI) and Company-owned life insurance policies (COLI) on certain officers, including those covered under the Salary Continuation Plan above, with a portion of the post-retirement benefit available to the officers’ beneficiaries. The BOLI and COLI initial net cash surrender value is equal to the premium paid. Non-taxable increases in the cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company, are recorded as income. The cash surrender value of the policies totaled $22.0 million and $22.9 million at December 31, 2023 and 2022, and are included on the consolidated balance sheet as cash surrender value of life insurance. Income, net of expense, totaled $557,000 and $555,000 for the years ended December 31, 2023 and 2022, respectively. As the Salary Continuation Plan remains unfunded, it is the Company’s intention to utilize the policy proceeds to settle Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available, if necessary, to satisfy the Company’s creditors.

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

	December 31,
(In thousands)	2023	2022
Commitments to extend credit	$183,537	$190,183
Standby letters of credit	2,940	1,570

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2023, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $2.9 million.

Remaining unfunded commitments for the investment in limited partnership as of December 31, 2023 and 2022, totaled $800,000 and $1.2 million, respectively.

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

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 inputs are unobservable inputs for the asset or liability, and reflect the reporting entity’s assumptions regarding the pricing of an asset or liability by a market participant (including assumptions about risk).

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$181,266	$179,016	$12,438	$166,578	$—
Marketable equity securities	3,354	3,354	3,354	—	—
Loans, net	904,384	871,681	—	—	871,681
Financial Liabilities:
Time deposits	71,848	71,414	—	—	71,414
Short-term borrowings	62,000	62,000	62,000	—	—
Junior subordinated debt	11,213	11,213	—	—	11,213

	December 31, 2022
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$207,545	$207,545	$29,224	$178,321	$—
Marketable equity securities	3,315	3,315	3,315	—	—
Loans, net	969,996	906,050	—	—	906,050
Financial Liabilities:
Time deposits	58,048	57,056	—	—	57,056
Junior subordinated debt	10,883	10,883	—	—	10,883

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

The Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2023.

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

Individually-Evaluated Loans - Fair value measurements for individually-evaluated loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third party appraisals or observed market prices. Collateral-dependent loans are measured for impairment using the fair value of the collateral. There were no individually-evaluated loans measured at fair value as of December 31, 2023 or December 31, 2022.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. No OREO properties were measured at fair value as of December 31, 2023 or December 31, 2022.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2023 and 2022:

December 31, 2023				December 31, 2022
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	6.14%	Junior Subordinated Debt	Discounted cash flow	Market credit risk adjusted spreads	6.63%

Management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the nonperformance risk premium a willing market participant would require under current, inactive market conditions. Management attributes the change in fair value of the junior subordinated debentures to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the forward three-month SOFR curve will result in a positive fair value adjustment and a decrease in the fair value measurement. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the forward three-month SOFR curve will result in a negative fair value adjustment and an increase in the fair value measurement. The decrease in discount rate between the periods ended December 31, 2023 and December 31, 2022, is primarily due to decreases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2023:

(In thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$6,156	$—	$6,156	$—
U.S. Government collateralized mortgage obligations	88,184	—	88,184	—
Municipal bonds	40,116	—	40,116	—
U.S. Treasury securities	12,438	—	12,438	—
Corporate bonds	32,122	—	32,122	—
Total AFS securities	179,016	—	179,016	—
Marketable equity securities	3,354	3,354	—	—
Total assets	$182,370	$3,354	$179,016	$—

Liabilities:
Junior subordinated debt	$11,213	$—	$—	$11,213
Total liabilities	$11,213	$—	$—	$11,213

There were no non-recurring fair value adjustments at December 31, 2023.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2022:

(In thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$8,231	$—	$8,231	$—
U.S. Government collateralized mortgage obligations	97,218	—	97,218	—
Municipal bonds	40,170	—	40,170	—
U.S. Treasury securities	29,224	—	29,224	—
Corporate bonds	32,702	—	32,702	—
Total AFS securities	207,545	—	207,545	—
Marketable equity securities	3,315	3,315	—	—
Total assets	$210,860	$3,315	$207,545	$—

Liabilities:
Junior subordinated debt	$10,883	$—	$—	$10,883
Total liabilities	$10,883	$—	$—	$10,883

The were no non-recurring fair value adjustments at December 31, 2022.

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended:

Junior Subordinated Debt (in thousands)	December 31, 2023	December 31, 2022
Beginning balance	$10,883	$11,189
Total (gains) losses included in earnings	(274)	2,533
Total gains (losses) included in other comprehensive income	544	(2,947)
Capitalized interest	60	108
Ending balance	$11,213	$10,883
The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(274)	$2,533

16.Supplemental Cash Flows Disclosures

	Year Ended December 31,
(In thousands)	2023	2022
Cash paid during the period for:
Interest	$11,010	$3,148
Income Taxes	9,732	6,765
Noncash activities:
Unrealized (losses) gains on junior subordinated debentures, net of tax	(544)	2,947
Unrealized gains (losses) on available for sale securities, net of tax	3,941	(26,730)
Unrealized losses on unrecognized post-retirement costs, net of tax	88	615
Cash dividend declared	2,059	1,878

17.Net Income Per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic net income per share computation with the numerator and the denominator of the diluted net income per share computation.

	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022
Net income available to common shareholders	$19,796	$15,686
Weighted average shares outstanding	17,114,214	17,040,241
Add: dilutive effect of stock options and unvested restricted stock	10,972	21,592
Weighted average shares outstanding adjusted for potential dilution	17,125,186	17,061,833
Basic earnings per share	$1.16	$0.92
Diluted earnings per share	$1.16	$0.92
Weighted average anti-dilutive shares excluded from earnings per share calculation	91,000	96,000

Dilutive income per share includes the effect of stock options, unvested restricted stock units, and other potentially dilutive securities using the treasury stock method. There is only one form of outstanding common stock. Holders of unvested restricted stock units do not receive dividends while holders of unvested restricted stock awards do receive dividends.

18.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows for the years ended:

	December 31, 2023			December 31, 2022
(in thousands)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(19,066)	$(194)	$1,765	$(236)	$(627)	$(311)
Current period comprehensive (loss) income, net of tax	2,776	64	(383)	$(18,830)	$433	$2,076
Ending balance	$(16,290)	$(130)	$1,382	$(19,066)	$(194)	$1,765
Accumulated other comprehensive loss			$(15,038)			$(17,495)

19.Investment in York Monterey Properties

The Bank wholly-owns the subsidiary, York Monterey Properties, Inc. (“Properties”), organized as a California corporation. The Bank capitalized the subsidiary through the transfer of eight unimproved lots at a historical cost of $5.3 million comprised of approximately 186.97 acres in the York Highlands subdivision of the Monterra Ranch residential development in Monterey County, California, together with cash contributions. The Bank transferred the properties to York Monterey Properties, Inc., in order to maintain ownership beyond the ten-year regulatory holding period applicable to a state bank. The Bank acquired five of the lots through a non-judicial foreclosure on or about May 29, 2009. In addition, the Bank purchased three of the lots from another bank. The Bank has continuously held the Properties since the date of foreclosure and acquisition until the time of transfer. At the time of transfer, the Properties had reached the end of the ten-year regulatory holding period limit.

As of December 31, 2023 and 2022, the Bank’s investment in York Monterey Properties, Inc. totaled $5.0 million. York Monterey Properties, Inc. is included within the consolidated financial statements of the Company, with $4.6 million of the total investment recognized within the balance of OREO on the consolidated balance sheets.

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2023 and 2022
(In thousands)	2023	2022
Assets
Cash and equivalents	$2,902	$2,940
Investment in bank subsidiary	131,810	121,159
Other assets	1,102	1,154
Total assets	$135,814	$125,253
Liabilities & Shareholders’ Equity
Liabilities:
Junior subordinated debt securities (at fair value)	$11,213	$10,883
Dividends declared	2,059	1,878
Other liabilities	—	29
Total liabilities	13,272	12,790
Shareholders’ Equity:
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,167,895 at December 31, 2023 and 17,067,253 at December 31, 2022	60,585	60,030
Retained earnings	76,995	69,928
Accumulated other comprehensive loss, net of tax	(15,038)	(17,495)
Total shareholders’ equity	122,542	112,463
Total liabilities and shareholders’ equity	$135,814	$125,253

United Security Bancshares – (parent only)	Years ended December 31,
Income Statements
(In thousands)	2023	2022
Income
Gain (loss) on fair value of junior subordinated debentures	$274	$(2,533)
Dividends from subsidiary	8,451	7,902
Total income	8,725	5,369
Expense
Interest expense	799	376
Other expense	460	450
Total expense	1,259	826
Income before taxes and equity in undistributed income of subsidiary	7,466	4,543
Benefit for income taxes	(291)	(993)
Equity in undistributed income of subsidiary	12,039	10,150
Net Income	$19,796	$15,686

United Security Bancshares – (parent only)	Years ended December 31,
Statement of Cash Flows
(In thousands)	2023	2022
Cash Flows From Operating Activities
Net income	$19,796	$15,686
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(12,039)	(10,150)
(Benefit) provision for deferred income taxes	(70)	128
(Gain) loss on fair value of junior subordinated debentures	(274)	2,533
Decrease in income tax receivable	200	213
Net increase (decrease) in other assets	800	(797)
Net cash provided by operating activities	8,413	7,613
Cash Flows From Financing Activities
Dividends paid	(8,451)	(7,486)
Net cash used in financing activities	(8,451)	(7,486)
Net (decrease) increase in cash and cash equivalents	(38)	127
Cash and cash equivalents at beginning of year	2,940	2,813
Cash and cash equivalents at end of year	$2,902	$2,940

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, includes quantitative measures designed to ensure capital adequacy. The Basel III Rules require the Company and the Bank to maintain:
•(i) a minimum common equity Tier 1 ratio minimum of 4.50 percent plus a 2.50 percent “capital conservation buffer,”
•(ii) Tier 1 risk-based capital minimum of 6.00 percent plus the capital conservation buffer,
•(iii) total risk-based capital ratio minimum of 8.00 percent plus the capital conservation buffer and,
•(iv) Tier 1 leverage capital ratio minimum of 4.00 percent.

The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

Community Bank Leverage Ratio: The federal banking agencies published a final rule on November 13, 2019, that provided a simplified measure of capital adequacy for qualifying community banking organizations. A qualifying community banking organization that opts into the community bank leverage ratio framework and maintains a leverage ratio greater than nine percent will be considered to have met the minimum capital requirements, the capital ratio requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject. A qualifying community banking organization with a leverage ratio of greater than nine percent may opt into the community bank leverage ratio framework if it has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of five percent or less of total consolidated assets. Further, the bank must not be an advance approaches banking organization.

The final rule became effective January 1, 2020, and was adopted by the Bank on September 30, 2020. As of December 31, 2023 and December 31, 2022, the Company and Bank met all capital adequacy requirements to which they were subject.

The following table shows the Company’s and the Bank’s regulatory capital and regulatory capital ratios at December 31, 2023 and 2022 as compared to the applicable capital adequacy guidelines:

	Actual		Minimum requirement for Community Bank Leverage Ratio (1)
(In thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2023 (Company):
Tier 1 Leverage (to Average Assets)	$147,350	11.82%	$112,035	9.00%
As of December 31, 2023 (Bank):
Tier 1 Leverage (to Average Assets)	147,249	11.83%	$112,152	9.00%
As of December 31, 2022 (Company):
Tier 1 Leverage (to Average Assets)	135,889	10.10%	$121,064	9.00%
As of December 31, 2022 (Bank):
Tier 1 Leverage (to Average Assets)	135,930	10.11%	$120,968	9.00%
(1) If the subsidiary bank’s leverage ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for “Prompt Corrective Action” if the subsidiary bank’s leverage ratio falls below the minimum under the Community Bank Leverage Ratio Framework.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s management has determined that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2023. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2023.
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

  None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled “Election of Directors and Executive Officers” and “Corporate Governance Principles and Board Matters” set forth in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (“Proxy Statement”).

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

Item 15 - Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements

The following Consolidated Financial Statements are set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2023 and 2022

Consolidated Statements of Income - Years Ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive Loss - Years Ended December 31, 2023 and 2022

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows - Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

(a)(2)           Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.1.1	Amended Articles of Incorporation (filed herewith)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (5)

10.3	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (2)

10.4	Amended and Restated Change in Control Agreement for David Eytcheson (5)

10.5	USB 2005 Stock Option Plan (3)

10.6	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.7	Executive Salary Continuation Agreement for Bhavneet Gill (5)

10.8	Executive Salary Continuation Agreement for William Yarbenet (5)

10.9	Employment Agreement for William Yarbenet (5)

10.10	Change in Control Agreement for Robert Oberg (6)

10.11	Executive Salary Continuation Agreement for Robert Oberg (6)

10.12	Information Technology Engagement Letter with Mahmood, LLC, Dated June 29, 2022

10.13	Employment Agreement for David Kinross (7)

11.1	Computation of earnings per share. See Note 17 to Consolidated Financial Statements set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97.1	Clawback Policy, dated November 28, 2023 (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

United Security Bancshares

March 26, 2024	/s/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 26, 2024	/s/ David A. Kinross
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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 26, 2024	/s/ Stanley J. Cavalla
Director

Date:	March 26, 2024	/s/ Tom Ellithorpe
Director

Date:	March 26, 2024	/s/ Jay Gill
Director

Date:	March 26, 2024	/s/ Heather Hammack
Director

Date:	March 26, 2024	/s/ Nabeel Mahmood
Director

Date:	March 26, 2024	/s/ Kenneth D. Newby
Director

Date:	March 26, 2024	/s/ Sue Quigley
Director

Date:	March 26, 2024	/s/ Brian Tkacz
Director

Date:	March 26, 2024	/s/ Dora Westerlund
Director