Form 10-Q
period 2024-03-31
UNITED SECURITY BANCSHARES
filed 2024-05-09
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 490-6261

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	UBFO	Nasdaq

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2024: 17,315,195

PART I. Financial Information
Item 1 - Financial Statements (Unaudited)

United Security Bancshares and Subsidiaries
Condensed Consolidated Balance Sheets – (unaudited)

(In thousands except shares)	March 31, 2024	December 31, 2023
Assets
Cash and noninterest-bearing deposits in other banks	$41,146	$40,577
Due from Federal Reserve Bank (FRB)	1,858	207
Cash and cash equivalents	43,004	40,784
Investment securities (at fair value)
Available-for-sale (AFS) securities, at fair value, net of allowance for credit losses of $0 (amortized cost of $186,820 and $201,845)	162,941	179,016
Tax-exempt available-for-sale (AFS) securities, at fair value, net of allowance for credit losses of $0 (amortized cost of $2,539 and $2,544)	2,225	2,250
Marketable equity securities	3,397	3,354
Total investment securities	168,563	184,620
Loans	930,927	921,341
Unearned fees and unamortized loan origination costs - net	(1,514)	(1,299)
Allowance for credit losses - loans	(15,451)	(15,658)
Net loans	913,962	904,384
Premises and equipment - net	9,204	9,098
Accrued interest receivable	8,434	7,928
Other real estate owned	4,582	4,582
Goodwill	4,488	4,488
Investment in limited partnership	3,400	3,200
Deferred tax assets - net	14,409	14,055
Cash surrender value of life insurance - net	22,091	21,954
Operating lease right-of-use assets	1,177	1,338
Other assets	13,090	14,614
Total assets	$1,206,404	$1,211,045

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Non-interest-bearing	$353,151	$403,225
Interest-bearing	602,783	601,252
Total deposits	955,934	1,004,477
Short-term borrowings	103,000	62,000
Operating lease liabilities	1,272	1,437
Other liabilities	10,666	9,376
Junior subordinated debentures (at fair value)	11,348	11,213
Total liabilities	1,082,220	1,088,503
Commitments and contingencies (Note 17)
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,315,195 at March 31, 2024 and 17,167,895 at December 31, 2023	60,792	60,585
Retained earnings	79,067	76,995
Accumulated other comprehensive loss, net of tax	(15,675)	(15,038)
Total shareholders’ equity	124,184	122,542
Total liabilities and shareholders’ equity	$1,206,404	$1,211,045
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands, except shares and EPS)	2024	2023
Interest Income:
Interest and fees on loans	$13,481	$13,000
Interest on investment securities	1,354	1,501
Interest on deposits in FRB	44	58
Total interest income	14,879	14,559
Interest Expense:
Interest on deposits	1,723	1,343
Interest on other borrowed funds	1,442	271
Total interest expense	3,165	1,614
Net Interest Income	11,714	12,945
Provision (reversal of provision) for credit losses	173	(493)
Net Interest Income after Provision (reversal) for Credit Losses	11,541	13,438
Noninterest Income:
Customer service fees	706	734
Increase in cash surrender value of bank-owned life insurance	137	132
Unrealized gain on fair value of marketable equity securities	43	43
(Loss) gain on fair value of junior subordinated debentures	(294)	333
Gain on sale of assets	11	—
Other	450	206
Total noninterest income	1,053	1,448
Noninterest Expense:
Salaries and employee benefits	3,498	3,260
Occupancy expense	858	963
Data processing	111	174
Professional fees	1,225	882
Regulatory assessments	173	192
Director fees	128	109
Correspondent bank service charges	12	19
Net (gain) cost of operation of OREO	(12)	37
Other	745	604
Total noninterest expense	6,738	6,240
Income before provision for taxes	5,856	8,646
Provision for income taxes	1,695	2,521
Net income	$4,161	$6,125
Net Income per common share
Basic	$0.24	$0.36
Diluted	$0.24	$0.36
Weighted average common shares outstanding
Basic	17,170,907	17,076,510
Diluted	17,171,642	17,092,460
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Net Income	$4,161	$6,125
Unrealized (loss) gain on available-for-sale securities	(1,069)	1,325
Unrealized gain on unrecognized post-retirement costs	10	21
Unrealized gain (loss) on junior subordinated debentures	155	(440)
Other comprehensive (loss) income, before tax	(904)	906
Tax benefit (expense) related to debt securities	315	(390)
Tax expense related to unrecognized post-retirement costs	(3)	(7)
Tax (expense) benefit related to junior subordinated debentures	(45)	130
Total other comprehensive (loss) income	(637)	639
Comprehensive income	$3,524	$6,764
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance December 31, 2022	17,067,253	$60,030	$69,928	$(17,495)	$112,463
Other comprehensive income	—	—	—	639	639
Dividends payable ($0.11 per share)	—	—	(1,880)	—	(1,880)
Restricted stock units released	27,045	—	—	—	—
Tax benefit from restricted stock units released	—	(10)	—	—	(10)
Stock-based compensation expense	—	249	—	—	249
Cumulative effect of CECL adoption	—	—	(4,678)	—	(4,678)
Net income	—	—	6,125	—	6,125
Balance March 31, 2023	17,094,298	$60,269	$69,495	$(16,856)	$112,908

Balance December 31, 2023	17,167,895	$60,585	$76,995	$(15,038)	$122,542
Other comprehensive loss	—	—	—	(637)	(637)
Dividends payable ($0.12 per share)	—	—	(2,089)	—	(2,089)
Restricted stock units released	23,506	—	—	—	—
Restricted stock award granted	123,794	—	—	—	—
Stock-based compensation expense	—	207	—	—	207
Net income	—	—	4,161	—	4,161
Balance March 31, 2024	17,315,195	$60,792	$79,067	$(15,675)	$124,184
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2024	2023
Cash Flows From Operating Activities:
Net Income	$4,161	$6,125
Adjustments to reconcile net income to cash provided by operating activities:
Provision (reversal of provision) for credit losses	173	(493)
Depreciation and amortization	349	376
Noncash lease expense	177	176
Amortization of premium/discount on investment securities, net	113	111
Operating lease payments	(182)	(178)
(Increase) decrease in accrued interest receivable	(506)	660
Increase (decrease) in accrued interest payable	19	(17)
Increase in accounts payable and accrued liabilities	1,166	2,539
Increase (decrease) in unearned fees and unamortized loan origination costs, net	215	(130)
Decrease (increase) in income taxes receivable	1,400	(355)
Gain on marketable equity securities	(43)	(43)
Stock-based compensation expense	207	239
Benefit for deferred income taxes	—	(32)
Increase in cash surrender value of bank-owned life insurance	(137)	(132)
Loss (gain) on fair value option of junior subordinated debentures	294	(333)
Net decrease in other assets	42	815
Net cash provided by operating activities	7,448	9,328
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(2)	(2)
Maturities of available-for-sale securities	13,500	—
Principal payments of available-for-sale securities	1,418	3,203
Net (decrease) increase in loans	(9,875)	37,146
Investment in limited partnership	(200)	—
Capital expenditures of premises and equipment	(455)	(92)
Net cash provided by investing activities	4,386	40,255
Cash Flows From Financing Activities:
Net decrease in demand deposits and savings accounts	(49,498)	(65,912)
Net increase in time deposits	955	11,561
Net increase in short-term borrowings	41,000	13,200
Dividends on common stock	(2,071)	(1,874)
Net cash used in financing activities	(9,614)	(43,025)
Net change in cash and cash equivalents	2,220	6,558
Cash and cash equivalents at beginning of period	40,784	38,595
Cash and cash equivalents at end of period	$43,004	$45,153
See accompanying notes to condensed consolidated financial statements.

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in its 2023 Annual Report on Form 10-K. These interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of a normal, recurring nature and considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Reclassifications:

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale as of March 31, 2024, and December 31, 2023:

	March 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$5,924	$2	$(43)	$5,883
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	98,271	4	(13,734)	84,541
Municipal bonds	47,793	—	(7,764)	40,029
Tax-exempt municipal bonds	2,539	—	(314)	2,225
Corporate bonds	34,832	43	(2,387)	32,488
Total securities available-for-sale	$189,359	$49	$(24,242)	$165,166

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$6,197	$4	$(45)	$6,156
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	100,487	4	(12,307)	88,184
U.S. Treasury securities	12,510	—	(72)	12,438
Municipal bonds	47,838	—	(7,723)	40,115
Tax-exempt municipal bonds	2,544	—	(294)	2,250
Corporate bonds	34,813	24	(2,715)	32,122
Total securities available-for-sale	$204,389	$32	$(23,156)	$181,265

The amortized cost and fair value of securities available for sale at March 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	March 31, 2024
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$100	$99
Due after one year through five years	32,052	30,447
Due after five years through ten years	58,936	50,080
Due after ten years	—	—
Collateralized mortgage obligations	98,271	84,540
	$189,359	$165,166

There were no proceeds or realized gains or losses from the sale or call of available-for-sale securities during the quarters ended March 31, 2024, or March 31, 2023.

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using the proceeds to purchase securities that better fit with the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses recorded due to credit-related factors for the three-month periods ended March 31, 2024, or March 31, 2023.

At March 31, 2024, available-for-sale securities with an amortized cost of approximately $97.1 million and a fair value of $83.6 million were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances. At December 31, 2023, available-for-sale securities with an amortized cost of approximately $94.3 million and a fair value of $82.9 million were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes available-for-sale securities in an unrealized loss position for which a credit loss has not been recorded:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
March 31, 2024
U.S. Government agencies	$—	$—	$3,784	$(43)	$3,784	$(43)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	32	—	84,277	(13,734)	84,309	(13,734)
Municipal bonds	869	(122)	39,159	(7,764)	40,028	(7,886)
Tax-exempt municipal bonds	—	—	2,225	(314)	2,225	(314)
Corporate bonds	—	—	27,634	(2,387)	27,634	(2,387)
Total available-for-sale	$901	$(122)	$157,079	$(24,242)	$157,980	$(24,364)

December 31, 2023
U.S. Government agencies	$—	$—	$4,064	$(45)	$4,064	$(45)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	—	—	87,904	(12,307)	87,904	(12,307)
U.S. Treasury securities	—	—	12,438	(72)	12,438	(72)
Municipal bonds	—	—	40,116	(7,722)	40,116	(7,722)
Tax-exempt municipal bonds			2,250	(294)	2,250	(294)
Corporate bonds	—	—	27,286	(2,715)	27,286	(2,715)
Total available-for-sale	$—	$—	$174,058	$(23,155)	$174,058	$(23,155)

The following summarizes the number of available-for-sale securities in an unrealized loss position for which a credit loss has not been recorded:

	March 31, 2024	December 31, 2023
Securities available for sale:
U.S. Government agencies	4	4
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	46	46
Municipal bonds	46	45
Corporate bonds	8	8
U.S. Treasury securities	—	2
Total available for sale	104	105

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit losses. At March 31, 2024, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates and not credit quality. These declines are primarily the result of the fast pace and large increases in interest rates during the last two years, which have led to decreases in bond prices and increases in yields. Because the Company does not intend to sell these securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company does not consider it necessary to provide an allowance for any available-for-sale security at March 31, 2024.

During the quarter ended March 31, 2024 and 2023, the Company recognized $43,000 and $43,000 of unrealized gains, related to marketable equity securities, related to one mutual fund, included in the marketable equity securities.

The Company had no held-to-maturity or trading securities at March 31, 2024, or December 31, 2023.

3.Loans

Loans, net of unearned fees and unamortized loan origination costs, are comprised of the following:

(In thousands)	March 31, 2024		December 31, 2023
Commercial and industrial:
Commercial and business loans	$56,361	6.1%	$53,273	5.8%
Government program loans	71	<0.01%	74	<0.01%
Total commercial and industrial	56,432	6.1%	53,347	5.8%
Real estate mortgage:
Commercial real estate	396,564	42.7%	386,134	42.0%
Residential mortgages	257,954	27.8%	260,539	28.3%
Home improvement and home equity loans	34	<0.01%	36	<0.01%
Total real estate mortgage	654,552	70.4%	646,709	70.3%
Real estate construction and development	127,913	13.8%	127,944	13.9%
Agricultural	49,050	5.3%	49,795	5.4%
Installment and student loans	41,466	4.4%	42,247	4.6%
Total loans	$929,413		$920,042

The Company’s directly originated loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. The Company’s participation loans with other financial institutions and residential mortgage loans are primarily within the state of California.

Commercial and industrial loans are generally made to support the ongoing operations of small- to medium-sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate; the remainder are unsecured. Extensions of credit are predicated upon the financial capacity of the borrower and repayment is generally from the cash flow of the borrower.

Real estate mortgage loans are typically secured by either trust deeds on commercial property or single-family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower and or guarantor(s).

•Commercial real estate mortgage loans comprise the largest segment of this loan category and are available for both income-producing and non-income-producing commercial properties, including office buildings, shopping centers, apartments and motels, owner-occupied buildings, manufacturing facilities, and more. Commercial real estate mortgage loans can also be used to refinance existing debt. These loans are typically repaid from the borrower’s business operations, rental income associated with the real property, or personal assets.

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

Agricultural loans are generally secured by land, equipment, inventory, and receivables. Repayment is from the cash flow of the borrower.

Installment loans generally consist of student loans; loans to individuals for household, family, and other personal expenditures; automobiles; or other consumer items. See “Note 4 - Student Loans” for specific information on the student loan portfolio.

Off-Balance Sheet Instruments

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2024, and December 31, 2023, these financial instruments include commitments to extend credit of $190.3 million and $183.5 million, respectively, and standby letters of credit of $2.2 million and $2.9 million for the same period ends, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the Company’s involvement in off-balance sheet financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to these financial instruments is represented by the contractual amounts of those instruments. The Company applies the same credit policies used for on-balance sheet instruments.

Commitments to extend credit continue as long as there is no violation of any condition established in the customer’s contract. Substantially all of these commitments are at floating interest rates based on the prime rate and generally have fixed expiration dates. The Company evaluates each customer’s creditworthiness on a case-by-case basis and requires collateral in some cases. Collateral held varies but may include accounts receivable, inventory, leases, property, plant and equipment, residential real estate, and income-producing properties.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Past Due Loans

The following is a summary of the amortized cost of delinquent loans at March 31, 2024:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$56,361	$56,361	$—
Government program loans	—	—	—	—	71	71	—
Total commercial and industrial	—	—	—	—	56,432	56,432	—
Commercial real estate loans	320	—	—	320	396,244	396,564	—
Residential mortgages	132	—	—	132	257,822	257,954	—
Home improvement and home equity loans	3	—	—	3	31	34	—
Total real estate mortgage	455	—	—	455	654,097	654,552	—
Real estate construction and development loans	—	—	11,540	11,540	116,373	127,913	—
Agricultural loans	—	—	37	37	49,013	49,050	—
Installment and student loans	608	972	174	1,754	39,712	41,466	174
Total loans	$1,063	$972	$11,751	$13,786	$915,627	$929,413	$174

The following is a summary of the amortized cost of delinquent loans at December 31, 2023:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$53,273	$53,273	$—
Government program loans	—	—	—	—	74	74	—
Total commercial and industrial	—	—	—	—	53,347	53,347	—
Commercial real estate loans	—	—	—	—	386,134	386,134	—
Residential mortgages	—	—	—	—	260,539	260,539	—
Home improvement and home equity loans	—	—	—	—	36	36	—
Total real estate mortgage	—	—	—	—	646,709	646,709	—
Real estate construction and development loans	—	—	11,390	11,390	116,554	127,944	—
Agricultural loans	—	—	45	45	49,750	49,795	—
Installment and student loans	791	328	426	1,545	40,702	42,247	426
Total loans	$791	$328	$11,861	$12,980	$907,062	$920,042	$426

Nonaccrual Loans

Loans are placed on nonaccrual status under the following circumstances:

- When there is doubt regarding the full repayment of interest and principal.

- When principal and/or interest on the loan has been in default for 90 days or more, unless the asset is both well-secured and in the process of collection that will result in repayment in the near future.

- When the loan is identified as having loss elements and/or is risk rated grade 8 (doubtful).

Loans on nonaccrual status are usually returned to accrual status when all delinquent principal and/or interest has been brought current, when there is no identified element of loss, and when current and continued satisfactory performance is expected. Return to accrual is generally demonstrated through the timely receipt of at least six monthly payments on a loan with monthly amortization. There was no interest income recognized on nonaccrual loans for the quarter ended March 31, 2024 and 2023.

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2024, or December 31, 2023.

The following table presents the amortized cost basis of loans on nonaccrual status and accruing loans more than 90 days past due:

	March 31, 2024			December 31, 2023
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due
Real estate construction and development loans	$11,553	$11,553	$—	$11,403	$11,403	$—
Agricultural loans	—	37	—	—	45	—
Installment and student loans	—	—	174	—	—	426
Total	$11,553	$11,590	$174	$11,403	$11,448	$426

Credit Quality Indicators

As part of its credit monitoring program, the Company utilizes a risk rating system to quantify the risk the Company estimates it has assumed during the life of a loan. This system rates the strength of the borrower and the facility or transaction, and is designed to provide a program for risk management and early detection of problems.

For each new credit approval, credit extension, renewal, or modification of existing credit facilities, the Company assigns risk ratings utilizing the rating scale identified in this policy. In addition, on an ongoing basis, loans and credit facilities are reviewed for internal and external influences impacting the credit facility that would warrant a change in the risk rating. Each credit facility is given a risk rating that takes into account factors that materially affect credit quality.

When assigning risk ratings, the Company evaluates two risk-rating approaches; a facility rating and a borrower rating.

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

Guarantees - The value of third-party support arrangements varies widely. Unconditional guarantees from persons with demonstrable ability to perform are more substantial than that of persons closely-related to the borrower who offer only modest support.

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

Pass Ratings:

-    Grades 1 and 2 – These grades include loans to high-quality borrowers with high credit quality and sound financial strength. Key financial ratios are generally above industry averages and the borrower has a strong earnings history or net worth. These may be secured by deposit accounts or high-grade investment securities.

-    Grade 3 – This grade includes loans to borrowers with solid credit quality and minimal risk. The borrower’s balance sheet and financial ratios are generally in line with industry averages, and the borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans assigned this risk rating must have characteristics that place them well above the minimum underwriting requirements for those departments. Asset-based borrowers assigned this rating must exhibit extremely favorable leverage and cash flow characteristics and consistently demonstrate a high level of unused borrowing capacity.

-    Grades 4 and 5 – These include pass-grade loans to borrowers of acceptable credit quality and risk. The borrower’s balance sheet and financial ratios may be below industry averages but above the lowest industry quartile. Leverage is above and liquidity is below industry averages. Inadequacies evident in financial performance and/or management sufficiency are offset by readily available features of support, such as adequate collateral, or good guarantors having the liquid assets and/or cash flow capacity to repay the debt. Although the borrower may have recognized a loss over three or four years, recent earnings trends, while perhaps somewhat cyclical, are improving, and cash flows are adequate to cover debt service and fixed obligations. Real estate and asset borrowers who fully comply with all underwriting standards and are performing according to projections are assigned this rating. These also include grade 5 loans which are leveraged or on management’s watch list. While still considered pass loans, the borrower’s financial condition, cash flow, or operations evidence more than average risk and short-term weaknesses. These loans warrant a higher-than-average level of monitoring, supervision, and attention from the Company, but do not reflect credit weakness trends that weaken or inadequately protect the Company’s credit position. Loans with a grade 5 rating are not normally acceptable as new credits unless they are adequately secured or carry substantial endorser/guarantors.

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

Substandard Rating:

-    Grade 7 – This grade includes substandard loans that are inadequately supported by the current sound net worth and paying capacity of the borrower or the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses, that may impair the regular liquidation of the debt. When a loan has been downgraded to substandard, there exists a distinct possibility that the Company will sustain a loss if the deficiencies are not corrected.

Doubtful Ratings:

-    Grade 8 – This grade includes doubtful loans that exhibit the same characteristics as substandard loans. Loan weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high but, due to pending factors that may work toward the strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include a proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

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

The following table presents loans by class, at amortized cost, by risk rating, and period indicated as of March 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and business
Pass	$1,793	$6,129	$4,927	$1,959	$702	$897	$39,718	$—	$56,125
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	86	—	—	—	150	—	236
Total	$1,793	$6,129	$5,013	$1,959	$702	$897	$39,868	$—	$56,361
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$6	$65	$—	$—	$71
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$6	$65	$—	$—	$71
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$21,760	$39,470	$81,394	$51,724	$38,809	$157,645	$—	$—	$390,802
Special Mention	—	—	—	—	5,762	—	—	—	5,762
Substandard	—	—	—	—	—	—	—	—	—
Total	$21,760	$39,470	$81,394	$51,724	$44,571	$157,645	$—	$—	$396,564
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$24,715	$204,689	$2,526	$8,216	$—	$—	$240,146
Pass	—	4,189	1,925	5,052	1,579	5,063	—	—	17,808
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$4,189	$26,640	$209,741	$4,105	$13,279	$—	$—	$257,954
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$31	$—	$—	$31
Pass	—	—	—	—	—	3	—	—	3
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$34	$—	$—	$34
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate construction and development
Pass	$—	$28,598	$8,349	$—	$32,446	$3,571	$43,396	$—	$116,360
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,524	8,029	—	—	11,553
Total	$—	$28,598	$8,349	$—	$35,970	$11,600	$43,396	$—	$127,913
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Agricultural
Pass	$—	$2,079	$4,121	$505	$2,947	$13,850	$22,075	$—	$45,577
Special Mention	—	—	1,954	—	513	356	223	—	3,046
Substandard	—	—	—	—	—	37	390	—	427
Total	$—	$2,079	$6,075	$505	$3,460	$14,243	$22,688	$—	$49,050
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$55	$650	$185	$130	$65	$38,585	$458	$—	$40,128
Pass	—	1,164	—	—	—	—	—	—	1,164
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	174	—	—	174
Total	$55	$1,814	$185	$130	$65	$38,759	$458	$—	$41,466
Current period gross charge-offs	$—	$20	$—	$—	$—	$395	$—	$—	$415

Total loans outstanding (risk rating):
Not graded	$55	$650	$24,900	$204,819	$2,591	$46,832	$458	$—	$280,305
Pass	23,553	81,629	100,716	59,240	76,489	181,094	105,189	—	627,910
Special Mention	—	—	1,954	—	6,275	356	223	—	8,808
Substandard	—	—	86	—	3,524	8,240	540	—	12,390
Grand total loans	$23,608	$82,279	$127,656	$264,059	$88,879	$236,522	$106,410	$—	$929,413
Total current period gross charge-offs	$—	$20	$—	$—	$—	$395	$—	$—	$415

The following table presents loans by class, at amortized cost, by risk rating, and period indicated as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and business
Pass	$5,989	$5,066	$1,594	$810	$6	$939	$38,869	$—	$53,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,989	$5,066	$1,594	$810	$6	$939	$38,869	$—	$53,273
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$8	$—	$66	$—	$—	$74
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$8	$—	$66	$—	$—	$74
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$40,929	$81,823	$52,019	$39,155	$60,626	$105,285	$501	$—	$380,338
Special Mention	—	—	—	5,796	—	—	—	—	5,796
Substandard	—	—	—	—	—	—	—	—	—
Total	$40,929	$81,823	$52,019	$44,951	$60,626	$105,285	$501	$—	$386,134
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$24,835	$206,257	$2,260	$—	$8,969	$—	$—	$242,321
Pass	4,189	1,925	5,253	1,579	3,494	1,778	—	—	18,218
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,189	$26,760	$211,510	$3,839	$3,494	$10,747	$—	$—	$260,539
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$32	$—	$—	$32
Pass	—	—	—	—	—	4	—	—	4
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$36	$—	$—	$36
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Real estate construction and development
Pass	$27,951	$9,571	$—	$31,308	$—	$3,978	$43,734	$—	$116,542
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,524	—	7,878	—	—	11,402
Total	$27,951	$9,571	$—	$34,832	$—	$11,856	$43,734	$—	$127,944
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$2,086	$4,163	$457	$2,958	$1,592	$12,574	$22,556	$—	$46,386
Special Mention	—	2,105	—	513	—	356	—	—	2,974
Substandard	—	—	—	—	—	45	390	—	435
Total	$2,086	$6,268	$457	$3,471	$1,592	$12,975	$22,946	$—	$49,795
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$708	$250	$142	$74	$483	$38,519	$472	$—	$40,648
Pass	1,173	—	—	—	—	—	—	—	1,173
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	426	—	—	426
Total	$1,881	$250	$142	$74	$483	$38,945	$472	$—	$42,247
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,588	$—	$—	$2,588

Total loans outstanding (risk rating):
Not graded	708	25,085	206,399	2,334	483	47,520	472	—	283,001
Pass	82,317	102,548	59,323	75,818	65,718	124,624	105,660	—	616,008
Special Mention	—	2,105	—	6,309	—	356	—	—	8,770
Substandard	—	—	—	3,524	—	8,349	390	—	12,263
Grand total loans	$83,025	$129,738	$265,722	$87,985	$66,201	$180,849	$106,522	$—	$920,042
Total current period gross charge-offs	$—	$—	$—	$—	$—	$2,588	$—	$—	$2,588
Allowance for Credit Losses on Loans

The Company adopted ASU 2016-13, Financial Instrument-Credit Losses (Topic 326), effective January 1, 2023. This loss measurement, which uses the current expected credit loss (CECL) cohort methodology analysis, relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. Management estimates the allowance for credit loss balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2006 to 2024. The Company expects that the markets in which it operates will experience a slight decline in economic conditions and an increase in unemployment rates and levels and trends of delinquencies over the next two years. Management has adjusted the historical loss experience for these expectations.

The Company analyzes risk characteristics inherent in each loan portfolio segment as part of the quarterly review of the adequacy of the allowance for credit losses on loans. The following summarizes some of the key risk characteristics for the ten segments of the loan portfolio:

Commercial and industrial loans – Commercial loans are subject to the effects of economic cycles and tend to exhibit increased risk as economic conditions deteriorate or economic downturns are prolonged. The Company considers this segment to be one of higher risk given the size of individual loans and the balances in the overall portfolio.

Government program loans – This is a relatively small part of the Company’s loan portfolio but has historically had a high percentage of loans that have migrated from pass to substandard given their vulnerability to economic cycles.

Commercial real estate loans – This segment is considered to have more risk due to the vulnerability of commercial businesses to economic cycles as well as their exposure to fluctuations in real estate prices. Losses in this segment have been historically low because most loans are real estate-secured, and the Bank maintains appropriate loan-to-value ratios.

Residential mortgages – This segment is considered to have low risk factors based on the past experience of both the Company and peers. Loans in this category are secured by first deeds of trust.

Home improvement and home equity loans – Because of their junior lien position, these loans have an inherently higher risk level.

Real estate construction and development loans – This segment of loans is considered to have a higher risk profile due to construction issues and market value fluctuations in conjunction with normal credit risks.

Agricultural loans – This segment is considered to have risks associated with weather, insects, marketing issues, commodity prices, land valuation, water availability, fertilizer costs, and crop concentration. Additionally, California may experience severe droughts, which can significantly harm the business of customers and the credit quality of the loans to those customers. Water resources and related issues affecting customers are closely monitored. Signs of deterioration within this loan portfolio are closely monitored to manage credit quality and promote early efforts to work with borrowers to mitigate any potential losses.

Installment, overdrafts, and overdraft protection lines – This segment is at higher risk because most of the loans are unsecured. Additionally, in the case of student loans, there are increased risks associated with liquidity as there is a significant time lag between funding a student loan and eventual repayment.

The following summarizes the activity in the allowance for credit losses by loan category:

	Three Months Ended March 31, 2024
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$1,903	$2,524	$3,614	$1,250	$6,367	$15,658
Provision (reversal) for credit losses (1)	78	204	(606)	(153)	559	82
Charge-offs	—	—	—	—	(415)	(415)
Recoveries	—	4	—	—	122	126
Ending balance	$1,981	$2,732	$3,008	$1,097	$6,633	$15,451
(1) There was a provision of $91 for unfunded loan commitments during the quarter.

	Three Months Ended March 31, 2023
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$955	$1,363	$3,409	$525	$3,930	$10,182
Impact of ASC 326 adoption	1,336	2,359	720	1,025	927	6,367
Provision (reversal) for credit losses (1)	(383)	(37)	(542)	(294)	763	(493)
Charge-offs	—	—	—	—	(477)	(477)
Recoveries	—	20	—	—	23	43
Ending balance	$1,908	$3,705	$3,587	$1,256	$5,166	$15,622
(1) There was no provision for unfunded loan commitments during the quarter.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$11,543	3	$11,390	3
Agricultural loans	390	1	390	1
Total	$11,933	4	$11,780	4

Reserve for Unfunded Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit, and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk within the loan portfolio. There was a provision of $91,000 for unfunded loan commitments made during the quarter ended March 31, 2024, increasing the liability balance to $927,000. For the quarter ended March 31, 2023, there was no provision made for unfunded loan commitments. At March 31, 2023, the balance for unfunded loan commitments totaled $805,000. The reserve for the unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities.

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. There were no loan modifications during the quarter ended March 31, 2024, or March 31, 2023.

4.Student Loans

Included in the installment loan portfolio are $37.6 million and $38.5 million in student loans at March 31, 2024, and December 31, 2023, respectively, made to medical and pharmacy school students. Upon graduation, the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internships, medical residency, or fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. Student loans have not been originated or purchased since 2019.

As of March 31, 2024, and December 31, 2023, the reserve against the student loan portfolio was $6.6 million and $6.3 million, respectively. At March 31, 2024, there were $174,000 in student loans in the substandard category. At December 31, 2023, there were $426,000 in student loans included in the substandard category.

The following tables summarize the credit quality indicators for outstanding student loans:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	39	$986	$640	44	$1,242	$734
Grace	10	396	227	18	473	296
Repayment	387	17,957	264	444	20,833	289
Deferment	250	11,279	2,348	237	10,163	2,022
Forbearance	135	7,007	204	98	5,782	133
Total	821	$37,625	$3,683	841	$38,493	$3,474

School - The time in which the borrower is still actively in school at least half-time. No payments are expected during this stage, though the borrower may make payments during this time.

Grace - A six-month period of time granted upon graduation, or end of active-student status, during which payment is not required but interest continues to accrue. Upon completion of the six-month grace period, the loan is transferred to repayment status. This status may also represent an in-school borrower activated to military duty. The borrower must return to at least half-time status within six months of their active-duty end date to return to in-school status.

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

Student Loan Aging

Student loans are generally charged off at the end of the quarter during which the account becomes 120 days contractually past due. Accrued but unpaid interest related to charged-off student loans is reversed and charged against interest income. For the quarter ended March 31, 2024, $28,000 in accrued interest receivable was reversed, due to charge-offs of $395,000. For the quarter ended March 31, 2023, $28,000 in accrued interest receivable was reversed, due to charge-offs of $406,000.

The following table summarizes the student loan aging for loans in repayment and forbearance as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	207	$23,210	221	$25,070
31 - 60 days	4	608	6	791
61 - 90 days	6	972	2	328
91 - 120 days	4	174	3	426
Total	221	$24,964	232	$26,615

5.Deposits

Deposits include the following:

(In thousands)	March 31, 2024	December 31, 2023
Noninterest-bearing deposits	$353,151	$403,225
Interest-bearing deposits:
NOW and money market accounts	410,936	406,857
Savings accounts	119,045	122,547
Time deposits:
Under $250,000	45,260	48,098
$250,000 and over	27,542	23,750
Total interest-bearing deposits	602,783	601,252
Total deposits	$955,934	$1,004,477

6.Short-term Borrowings/Other Borrowings

The following table sets forth the Company’s credit lines, balances outstanding, and pledged collateral:

(In thousands)	March 31, 2024	December 31, 2023
Unsecured credit lines:
Credit limit	$90,000	$80,000
Balance outstanding	28,000	2,000
Federal Home Loan Bank:
Credit limit	141,595	128,935
Balance outstanding	75,000	60,000
Collateral pledged	232,273	232,144
Federal Reserve Bank:
Credit limit	481,740	463,501
Balance outstanding	—	—
Collateral pledged	616,365	608,045

At March 31, 2024, the Company’s available lines of credit totaled $713.3 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR. At March 31, 2024, pledged collateral at the Federal Home Loan Bank consisted of $2.0 million in available-for-sale investment securities and $230.3 million in loan balances. Pledged collateral at the Federal Reserve Bank consisted of $4.0 million in available-for-sale investment securities and $612.4 million in loan balances. At December 31, 2023, $230.1 million in loans and $2.1 million in available-for-sale investment securities were pledged as collateral for FHLB advances. Additionally, $604.0 million in loans and $4.1 million in available-for-sale investment securities were pledged as collateral for advances at the Federal Reserve Bank.

7.Leases

The Company leases land and premises for its branch banking offices, administration facility, and ITMs. The initial terms of these leases expire at various dates through 2032. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted to certain economic indices or market conditions. Lease terms may also include options for termination. Under guidance from Topic 842, the discount rate applied to the lease liability is calculated by determining the Bank’s incremental borrowing rate. Current rates for fully-secured loans with amounts and terms similar to the lease amount and term at inception are used to calculate the incremental borrowing rate. The liability is reduced at each reporting period based on the discounted present value of remaining payments. As of March 31, 2024, the Company had 13 operating leases and no financing leases.

The components of lease expense are as follows:

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Operating lease expense	$177	$178
Variable lease expense	—	—
Total	$177	$178
Supplemental information related to leases is as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Operating cash flows from operating leases	$182	$178
Weighted-average remaining lease term in years for operating leases	4.29	4.38
Weighted-average discount rate for operating leases	5.04%	5.12%
Maturities of lease liabilities are as follows:

(In thousands)	March 31, 2024
2025	$525
2026	333
2027	157
2028	107
2029	101
Thereafter	189
Total undiscounted cash flows	1,412
Less: present value discount	(140)
Present value of net future minimum lease payments	$1,272

8.Supplemental Cash Flow Disclosures

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Cash paid during the period for:
Interest	$3,147	$1,631
Income taxes	—	—
Noncash investing activities:
Impact of ASC 326 CECL adoption	—	6,367
Unrealized gain on unrecognized post-retirement costs, net of tax	10	21
Unrealized (loss) gain on available-for-sale securities, net of tax	(1,069)	1,325
Unrealized gain on junior subordinated debentures, net of tax	155	2,947
Cash dividend declared	2,089	1,880

9.Dividends on and Repurchase of Common Stock

On March 26, 2024, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on April 22, 2024, to shareholders of record as of April 8, 2024. Approximately $2.1 million was transferred from retained earnings to dividends payable as of March 31, 2024, to allow for distribution of the dividend to shareholders.

The Company has a program to repurchase up to $3.0 million of its outstanding common stock. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. For the three months ended March 31, 2024, and March 31, 2023, no shares have been repurchased.

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income (in thousands)	$4,161	$6,125
Weighted average shares issued	17,170,907	17,076,510
Add: dilutive effect of stock options and unvested restricted stock	735	15,950
Weighted average shares outstanding adjusted for potential dilution	17,171,642	17,092,460
Basic earnings per share	$0.24	$0.36
Diluted earnings per share	$0.24	$0.36
Weighted average anti-dilutive shares excluded from earnings per share calculation	167,000	101,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2024, and December 31, 2023, the Company had no recorded valuation allowance. The Company is no longer subject to examinations by taxing authorities for years before 2019 and 2018 for Federal and California jurisdictions, respectively.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. There were no interest or penalties recognized on uncertain tax positions during the periods ended March 31, 2024 and 2023.

The Company reported a provision for income taxes of $1.7 million for the quarter ended March 31, 2024, compared to $2.5 million for the comparable period of 2023. The effective tax rate was 28.94% for the quarter ended March 31, 2024, compared to 29.16% for the comparable period of 2023.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities is $12.0 million as of March 31, 2024, and December 31, 2023. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of March 31, 2024, the rate paid on the junior subordinated debt issued under USB Capital Trust II is the forward 3-month SOFR rate of 5.30% plus 129 basis points and is adjusted quarterly.

At March 31, 2024, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine its present value. The cash flow model approach utilizes the forward three-month SOFR curve to estimate future quarterly interest payments due over the life of the debt instrument. Cash flows were discounted at a rate based on current market rates for similar-term debt instruments and adjusted for additional credit and liquidity risks associated with junior subordinated debt. The 6.31% discount rate used represents an investor’s yield based on current market assumptions. At March 31, 2024, the total cumulative gain recorded on the debt was $1.3 million.

(In thousands)	March 31, 2024	March 31, 2023
Net fair value calculation loss	$(139)	$(107)
Other comprehensive income gain (loss)	155	(440)
Recognized (loss) gain on fair value	(294)	333
Cumulative gain recorded	1,322	1,625
Discount rate	6.31%	6.22%

The net fair value calculation performed as of March 31, 2024, resulted in a net pretax loss adjustment of $139,000 for the quarter ended March 31, 2024, compared to a net pretax loss adjustment of $107,000 for the quarter ended March 31, 2023.

For the quarter ended March 31, 2024, the net $139,000 fair value loss adjustment was separately presented as a $294,000 loss, ($207,000 net of tax) recognized on the consolidated statements of income, and a $155,000 gain, ($109,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended March 31, 2023, the net $107,000 fair value loss adjustment was separately presented as a $333,000 gain, ($235,000 net of tax) recognized on the consolidated statements of income, and a $440,000 loss, ($300,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods indicated.

13.Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the guidance provided by ASC Topic 825 “Fair Value Measurements and Disclosures” which requires the disclosure of fair value information for both on- and off-balance sheet financial instruments where it is practicable to estimate that value.

GAAP guidance clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles, and expands fair value disclosure requirements. This guidance applies whenever other accounting pronouncements require or permit fair value measurements.

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
•Level 3 inputs are unobservable inputs for the asset or liability and reflect the reporting entity’s assumptions regarding the pricing of an asset or liability by a market participant (including assumptions about risk).

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	March 31, 2024
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$165,166	$165,166	$—	$165,166	$—
Marketable equity securities	3,397	3,397	3,397	—	—
Loans, net	913,962	867,916	—	—	867,916
Financial Liabilities:
Time deposits	72,802	72,227	—	—	72,227
Short-term borrowings	103,000	103,000	103,000	—	—
Junior subordinated debt	11,348	11,348	—	—	11,348

	December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$181,266	$181,266	$12,438	$168,828	$—
Marketable equity securities	3,354	3,354	3,354	—	—
Loans, net	904,384	871,681	—	—	871,681
Financial Liabilities:
Time deposits	71,848	71,414	—	—	71,414
Short-term borrowings	62,000	62,000	62,000	—	—
Junior subordinated debt	11,213	11,213	—	—	11,213

The Company performs fair value measurements on certain assets and liabilities as the result of the application of current accounting guidelines. Some fair value measurements, such as those on investment securities and junior subordinated debt, are performed on a recurring basis, while others, such as evaluations of loans, other real estate owned, goodwill, and other intangibles, are performed on a nonrecurring basis.

•Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices.
•Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may or may not be actively traded.
•Level 3 financial assets include certain instruments where the assumptions may be made by the Company or third parties about assumptions that market participants would use in pricing the asset or liability.

The Company recognizes transfers between Levels 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurement classifications during the quarter ended March 31, 2024, or the quarter ended March 31, 2023.

The following methods and assumptions were used in estimating the fair values of financial instruments measured at fair value on a recurring and non-recurring basis:

Investment Securities - Available-for-sale and marketable equity security values are based on open-market price quotes obtained from reputable third-party brokers. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine the fair value of individual securities. If that data is not available for the last 30 days, a Level-2 type matrix-pricing approach, based on comparable securities in the market, is utilized. Level 2 pricing may include the use of a forward spread from the last observable trade or may use a proxy bond, such as a TBA mortgage, to determine the price for the security being valued. Changes in fair market value are recorded through other accumulated comprehensive income as an unrecognized gain or loss on fair value.

Individually-Evaluated Loans - Fair value measurements for individually-evaluated loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third-party appraisals or observed market prices. Collateral-dependent loans are measured for impairment using the fair value of the collateral. There were no individually-evaluated loans measured at fair value as of March 31, 2024 or December 31, 2023.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third-party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. No OREO properties were measured at fair value as of March 31, 2024, or December 31, 2023.

Junior Subordinated Debt - The fair value of the junior subordinated debt is based on a discounted cash flow model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company uses characteristics that market participants would generally use and considers factors specific to the liability and the principal, or most advantageous, market for the liability. Cash flows are discounted at a rate that incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of these inputs, credit concerns in the capital markets, and inactivity in the trust preferred markets, limit the observability of market spreads, requiring the junior subordinated debt to be classified at a Level 3 fair value.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024:

(In thousands)	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$5,883	$—	$5,883	$—
U.S. Government collateralized mortgage obligations	84,541	—	84,541	—
Municipal bonds	40,029	—	40,029	—
Tax-exempt municipal bonds	2,225		2,225
Corporate bond	32,488	—	32,488	—
Total AFS securities	165,166	—	165,166	—
Marketable equity securities	3,397	3,397	—	—
Total	$168,563	$3,397	$165,166	$—

Liabilities:
Junior subordinated debt	$11,348	$—	$—	$11,348
Total	$11,348	$—	$—	$11,348

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023:

(In thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$6,156	$—	$6,156	$—
U.S. Government collateralized mortgage obligations	88,184	—	88,184	—
Municipal bonds	40,115	—	40,115	—
Tax-exempt municipal bonds	2,250		2,250
Treasury securities	12,438	—	12,438	—
Corporate bonds	32,122	—	32,122	—
Total AFS securities	181,265	—	181,265	—
Marketable equity securities	3,354	3,354	—	—
Total	$184,619	$3,354	$181,265	$—

Liabilities:
Junior subordinated debt	$11,213	$—	$—	$11,213
Total	$11,213	$—	$—	$11,213

There were no non-recurring fair value adjustments at March 31, 2024, or December 31, 2023.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2024, and December 31, 2023:

March 31, 2024				December 31, 2023
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	6.31%	Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	6.14%

Management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the nonperformance risk premium a willing market participant would require under current, inactive market conditions. Management attributes the change in fair value of the junior subordinated debentures to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk-adjusted spread and/or a decrease in the forward three-month SOFR curve will result in a positive fair value adjustment and a decrease in the fair value measurement. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the forward three-month SOFR curve will result in a negative fair value adjustment and an increase in the fair value measurement. The increase in discount rate between the periods ended March 31, 2024, and December 31, 2023, is primarily due to increases in rates for similar debt instruments.

The following table provides a reconciliation of liabilities at fair value using Level 3 significant, unobservable inputs on a recurring basis:

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Junior Subordinated Debt:
Beginning balance	$11,213	$10,883
Gross loss (gain) included in earnings	294	(333)
Gross (gain) loss related to changes in instrument-specific credit risk	(155)	440
(Decrease) increase in accrued interest	(4)	$27
Ending balance	$11,348	$11,017
The amount of total loss (gain) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date	$294	$(333)

14.Goodwill and Intangible Assets

At March 31, 2024, the Company held goodwill of $4.5 million in connection with various business combinations and purchases. This amount was unchanged from the balance of $4.5 million at December 31, 2023. The Company conducts impairment analysis on goodwill both annually and in the event of triggering events, if any. The Company performed an analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2023, with no triggering events occurring through the period ended March 31, 2024.

15.Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	March 31, 2024			December 31, 2023
(In thousands)	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$(16,290)	$(130)	$1,382	$(19,066)	$(194)	$1,765
Current period comprehensive income (loss), net of tax	(753)	7	109	2,776	64	(383)
Ending balance	$(17,043)	$(123)	$1,491	$(16,290)	$(130)	$1,382
Accumulated other comprehensive loss			$(15,675)			$(15,038)

16.Investment in York Monterey Properties

The Bank wholly owns the subsidiary, York Monterey Properties, Inc. (“Properties”), which is organized as a California corporation. The Bank capitalized the subsidiary through the transfer of eight unimproved lots at a historical cost of $5.3 million comprised of approximately 186.97 acres in the York Highlands subdivision of the Monterra Ranch residential development in Monterey County, California, together with cash contributions. The Bank transferred the properties to York Monterey Properties, Inc., to maintain ownership beyond the ten-year regulatory holding period applicable to a state bank. The Bank acquired five of the lots through a non-judicial foreclosure on or about May 29, 2009. In addition, the Bank purchased three of the lots from another bank. The Bank has continuously held the Properties from the date of foreclosure and acquisition until the time of transfer. At the time of transfer, the Properties had reached the end of the ten-year regulatory holding period limit.

At both March 31, 2024 and December 31, 2023, the Bank’s investment in York Monterey Properties, Inc., totaled $5.0 million. York Monterey Properties, Inc., is included within the consolidated financial statements of the Company, with $4.6 of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

17.Commitments and Contingent Liabilities

Financial Instruments with Off-Balance Sheet Risk: The Company is party to financial instruments with off-balance sheet risks which arise in the normal course of business. These instruments, which may contain elements of credit risk, interest rate risk, and liquidity risk, include commitments to extend credit and standby letters of credit. The credit risks associated with these instruments are essentially the same as those involved in extending credit to customers and are represented by the contractual amount indicated in the table below:

(In thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$190,319	$183,537
Standby letters of credit	$2,170	$2,940

Commitments to extend credit are agreements to lend to a customer, as long as conditions established in the contract have not been violated. These commitments are floating-rate instruments based on the current prime rate, and, in most cases, have fixed expiration dates. The Company evaluates each customer’s creditworthiness on a case-by-case basis, and the amount of collateral obtained is based on management’s credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate, and income-producing properties. As many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent the future cash requirements of the Company.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from one month to three years. At March 31, 2024, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $2.2 million.

The remaining unfunded commitments for the investment in limited partnership as of March 31, 2024, and December 31, 2023, totaled $600,000 and $800,000, respectively.

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

Item 2  - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed, or incorporated by reference in this Quarterly Report of Form 10-Q, contain forward-looking statements about the Company that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995 and are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following factors:

•Adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures, and labor shortages;
•The impact of natural disasters, earthquakes, wildfires, terrorist attacks, threats of war or actual war, including current military actions involving the Russian Federation and Ukraine and the conflict in the Middle East, and health epidemics;
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
•Loss of, or inability to attract, key personnel;
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
•Asset/liability matching risks; and
•Changes in the accounting policies or procedures.

The information set forth herein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Executive Summary

During 2024, the Company has worked closely with long-term, core customers to provide deposit and lending solutions that meet their business and individual needs. The Company has also focused on maintaining adequate liquidity, managing credit risk, and responsibly managing growth on the balance sheet.

First Quarter 2024 Highlights (as of, or for, the quarter ended March 31, 2024, except where noted):

▪Net interest margin decreased to 4.35% for the quarter ended March 31, 2024, compared to 4.51% for the quarter ended March 31, 2023.
▪Annualized average cost of funds, including short-term borrowings, was 1.73% for the quarter ended March 31, 2024, compared to 0.83% for the quarter ended March 31, 2023.
▪Net income for the quarter decreased 32.07% to $4.2 million for the quarter ended March 31, 2024, compared to the $6.1 million reported for the quarter ended March 31, 2023.
▪Interest and fees on loans increased 3.70% to $13.5 million, as a result of increases in interest rates, compared to $13.0 million for the first quarter of 2023.
▪The total fair value of the junior subordinated debentures (TRUPs) changed by $139,000 during the quarter ended March 31, 2024. A loss of $294,000 was recorded through the income statement and a gain of $155,000 was recorded through accumulated other comprehensive income.
▪The Company recorded a provision for credit losses of $173,000 for the quarter ended March 31, 2024, compared to a reversal of provision of $493,000 for the quarter ended March 31, 2023.
▪Net interest income before the provision for credit losses decreased 9.51% to $11.7 million for the quarter ended March 31, 2024, compared to $12.9 million for the quarter ended March 31, 2023.
▪Annualized return on average assets (ROAA) decreased to 1.40% for the quarter ended March 31, 2024, compared to 1.95% for the quarter ended March 31, 2023.
▪Annualized return on average equity (ROAE) decreased to 13.51% for the quarter ended March 31, 2024, compared to 22.05% for the quarter ended March 31, 2023.
▪The Company had remaining available secured lines of credit of $548.3 million, available unsecured lines of credit of $62.0 million, unpledged investment securities of $81.6 million, and cash and cash equivalents of $43.0 million as of March 31, 2024. Short-term borrowings totaled $103.0 million at March 31, 2024, compared to $62.0 million at December 31, 2023.
▪Total loans, net of unearned fees, increased 1.02% to $929.4 million, compared to $920.0 million at December 31, 2023.
▪Total investments decreased 8.70%, to $168.6 million, compared to $184.6 million at December 31, 2023.
▪Total deposits decreased 4.83% to $955.9 million, compared to $1.0 billion at December 31, 2023.
▪Net charge-offs totaled $289,000, compared to net charge-offs of $434,000 for the quarter ended March 31, 2023.
▪The allowance for credit losses as a percentage of gross loans decreased to 1.66%, compared to 1.70% at December 31, 2023.
▪Book value per share increased to $7.17, compared to $7.14 at December 31, 2023.
▪Capital position remains well-capitalized with a 12.47% Tier 1 Leverage Ratio compared to 11.82% as of December 31, 2023.

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s consolidated balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth.

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Business results are dependent in large part upon the business activity, population, income levels, deposits, and real estate activity in the Central Valley, and declines in economic conditions can have materially-adverse effects on the Bank. Due to the Central Valley’s economic dependence on agriculture, a downturn in agriculture and agricultural-related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are to some extent impacted by, the agricultural industry. The agricultural industry has been affected by declines in prices and changes in yields of various crops and other agricultural commodities. Weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral of our loans. Moreover, weaker prices might threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure. While most of our borrowers are not directly involved in agriculture, they would likely be impacted by downturns in the agricultural industry as many jobs in our market areas are ancillary to the regular production, processing, marketing, and sale of agricultural commodities. Despite the unusually wet winter experienced recently, the state of California has experienced severe droughts in the past which have resulted in water-allocation reductions for farmers in the Central Valley.

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

The Company’s earnings are impacted by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank (FRB) has a significant impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments. and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks may be subject. While the Federal Open Market Committee (FOMC) has indicated that interest rates will likely decrease during 2024, there were no rate decreases during the first quarter of 2024. It is unknown what effects increases or decreases in the inflation rate and the recent banking turmoil, in conjunction with continued international instability, will have on FRB monetary policies.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Managing the balance sheet, enhancing revenue sources, attracting and retaining deposit customers, and maintaining market share will continue to be of primary importance.

Results of Operations

On a year-to-date basis, the Company reported net income of $4.2 million, or $0.24 per share ($0.24 diluted), for the quarter ended March 31, 2024, compared to $6.1 million, or $0.36 per share ($0.36 diluted), for the same period in 2023. The Company’s annualized return on average assets was 1.40% for the quarter ended March 31, 2024, compared to 1.95% for the quarter ended March 31, 2023. The Company’s annualized return on average equity was 13.51% for the quarter ended March 31, 2024, compared to 22.05% for the quarter ended March 31, 2023. The decrease in the return on average assets is primarily attributable to increases in deposit and short-term borrowing costs and decreases in average assets. The decrease in the return on average equity is primarily due to a decrease in net income and an increase in average equity.

Net Interest Income

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the three month periods ended March 31, 2024 and 2023.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Three Months Ended March 31, 2024 and 2023

	March 31, 2024			March 31, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1) (2)	$904,392	$13,481	6.00%	$947,453	$13,000	5.56%
Securities:
Taxable securities	175,051	1,341	3.08%	209,231	1,488	2.88%
Tax-exempt securities (3)	2,225	13	2.35%	2,292	13	2.30%
Total investment securities (4)	177,276			211,523
Interest-bearing deposits in FRB	3,218	44	5.50%	5,493	58	4.28%
Total interest-earning assets	1,084,886	$14,879	5.52%	1,164,469	$14,559	5.07%
Allowance for credit losses	(15,671)			(16,323)
Noninterest-earning assets:
Cash and due from banks	31,564			36,008
Nonaccrual loans	12,083			13,195
Premises and equipment, net	9,021			9,685
Accrued interest receivable	7,076			7,696
Other real estate owned	4,582			4,582
Other assets	59,767			61,169
Total average assets	$1,193,308			$1,280,481
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$135,114	$170	0.51%	$142,222	$40	0.11%
Money market accounts	241,194	1,022	1.70%	363,717	1,071	1.19%
Savings accounts	119,963	33	0.11%	124,840	33	0.11%
Time deposits	104,765	498	1.91%	58,927	199	1.37%
Other borrowings	85,436	1,233	5.80%	7,492	90	4.87%
Junior subordinated debentures	12,464	209	6.74%	12,464	181	5.89%
Total interest-bearing liabilities	698,936	$3,165	1.82%	709,662	$1,614	0.92%
Noninterest-bearing liabilities:
Noninterest-bearing checking	361,671			445,502
Other liabilities	8,773			12,351
Total liabilities	1,069,380			1,167,515
Total shareholders’ equity	123,928			112,966
Total average liabilities and shareholders’ equity	$1,193,308			$1,280,481
Interest income as a percentage of average earning assets			5.52%			5.07%
Interest expense as a percentage of average earning assets			1.17%			0.56%
Net interest margin			4.35%			4.51%
(1)Loan interest income includes loan fee costs of approximately $199,000 for the three months ended March 31, 2024, and loan fee income of $26,000 for the three months ended March 31, 2023.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation.
(3)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $4,000 for both periods.

(4)Yields on investment securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity.

The prime rate increased from 8.00% at March 31, 2023, to 8.50% at March 31, 2024. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Rate and Volume Analysis:

	Three Months Ended
	March 31, 2024, compared to March 31, 2023
(In thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Loans	$1,047	$(566)	$481
Investment securities available for sale	100	(247)	(147)
Interest-bearing deposits in FRB	21	(35)	(14)
Total interest income	1,168	(848)	320
Increase (decrease) in interest expense:
Interest-bearing demand accounts	409	(327)	82
Savings and money market accounts	1	(1)	—
Time deposits	101	198	299
Other borrowings	106	1,036	1,142
Junior subordinated debentures	28	—	28
Total interest expense	645	906	1,551
Increase (decrease) in net interest income	$523	$(1,754)	$(1,231)

For the three months ended March 31, 2024, total interest income increased $320,000, or 2.2%, compared to the three months ended March 31, 2023. In comparing the two periods, average interest-earning assets decreased $79.6 million, with a decrease of $43.1 million in average loan balances, a decrease of $34.2 million in average investment securities balances, and a decrease of $2.3 million in average balances held at the Federal Reserve Bank. The decrease in average loan balances is attributed primarily to decreases in the real estate construction and development portfolio, the residential mortgage portfolio, and the agriculture portfolio, partially offset by an increase in the commercial and industrial portfolio. Loan yields increased 44 basis points and investment securities yields increased 20 basis points. The average yield on total interest-earning assets increased 45 basis points. The increase in yields is a result of the increases in loan yields, increases in investment securities yields, and increases in yields on overnight deposits related to the increase in the Fed Funds rate.

The overall average yield on the loan portfolio increased to 6.00% for the quarter ended March 31, 2024, as compared to 5.56% for the quarter ended March 31, 2023. At March 31, 2024, 30.8% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 31.7% of the portfolio at December 31, 2023, with the majority of those tied to the prime rate. Approximately 57.1%, or $163.4 million, of the floating-rate loans had rate floors at March 31, 2024.

The Company’s net interest margin decreased to 4.35% for the quarter ended March 31, 2024, compared to 4.51% for the quarter ended March 31, 2023. The net interest margin decreased primarily as a result of increases in deposit and short-term borrowing costs, offset by increases in yields on interest-earning assets. The yield on average interest-earning assets increased from 5.07% to 5.52%. Yields on average interest-bearing liabilities increased from 0.92% to 1.82%.

While deposit rates have increased, the Company’s disciplined deposit pricing efforts have helped keep the Company’s cost of funds relatively low. The rates paid on interest-bearing liabilities increased to 1.82% for the quarter ended March 31, 2024, compared to 0.92% for the quarter ended March 31, 2023. For the quarter ended March 31, 2024, total interest expense increased approximately $1.6 million, or 96.1%, as compared to the quarter ended March 31, 2023. Between those two periods, average interest-bearing liabilities decreased by $10.7 million due to decreases in NOW and money market accounts and savings accounts, partially offset by increases in time deposits and short-term borrowings. While the Company may utilize brokered deposits as an additional source of funding, the Company held no brokered deposits at March 31, 2024, or December 31, 2023.

Interest-Earning Assets and Liabilities:

The following table summarizes the year-to-date (YTD) averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Averages
	March 31, 2024	December 31, 2023	March 31, 2023
Loans	83.53%	82.11%	81.36%
Investment securities available for sale	16.17%	17.36%	18.16%
Interest-bearing deposits in FRB	0.30%	0.53%	0.48%
Total interest-earning assets	100.00%	100.00%	100.00%
NOW accounts	19.33%	18.90%	20.09%
Money market accounts	34.51%	42.98%	51.37%
Savings accounts	17.16%	16.46%	17.63%
Time deposits	14.99%	11.46%	8.32%
Other borrowings	12.22%	8.71%	1.06%
Junior subordinated debentures	1.79%	1.49%	1.53%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Changes in Noninterest Income:

The following tables set forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Customer service fees	$706	$734	$(28)	(3.8)%
Increase in cash surrender value of bank-owned life insurance	137	132	5	3.8%
Gain on fair value of marketable equity securities	43	43	—	—%
(Loss) gain on fair value of junior subordinated debentures	(294)	333	(627)	188.3%
Gain on sale of assets	11	—	11	(100.0)%
Other	450	206	244	118.4%
Total noninterest income	$1,053	$1,448	$(395)	(27.3)%

Noninterest income for the quarter ended March 31, 2024, decreased $395,000 to $1,053,000 compared to the quarter ended March 31, 2023. The change in fair value of junior subordinated debentures caused a $294,000 loss for the quarter ended March 31, 2024, compared to a $333,000 gain for the quarter ended March 31, 2023, resulting in a difference of $627,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve. Customer service fees decreased $28,000 between the two quarters primarily due to decreases in ATM fees and cash advance fees. Other noninterest income increased due to increases in miscellaneous income.

Noninterest Expense

Changes in Noninterest Expense:

The following tables set forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Salaries and employee benefits	$3,498	$3,260	$238	7.3%
Occupancy expense	858	963	(105)	(10.9)%
Data processing	111	174	(63)	(36.2)%
Professional fees	1,225	882	343	38.9%
Regulatory assessments	173	192	(19)	(9.9)%
Director fees	128	109	19	17.4%
Correspondent bank service charges	12	19	(7)	(36.8)%
Net cost of operation of OREO	(12)	37	(49)	(132.4)%
Other	745	604	141	23.3%
Total expense	$6,738	$6,240	$498	8.0%

Noninterest expense for the quarter ended March 31, 2024, increased $498,000 to $6.7 million, compared to the quarter ended March 31, 2023. The increase was primarily attributed to increases in professional fees and salaries and employee benefits, and was partially offset by decreases in occupancy expense, data processing, net cost of operation of OREO, and regulatory assessments. Professional fees increased primarily due to increases in service contract expenses related to information technology services. The increase in salaries and employee benefits was caused by increases in salary expenses, group insurance expense, and accruals for bonuses.

Income Taxes

The Company’s income tax expense is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the Company’s pretax income or loss shown in the statements of operations and comprehensive income. As pretax income or loss amounts become smaller, the impact of these differences becomes more significant and are reflected as variances in the Company’s effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the Company’s statements of income and comprehensive income.

The Company reviews its current tax positions at least quarterly based on the accounting standards related to uncertainty in income taxes. These standards identify the individual tax position criteria that would have to be met to recognize an income tax benefit on a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more likely than not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

The Company has reviewed all of its tax positions as of March 31, 2024, and has determined that there are no material additional amounts to be recorded under the current income tax accounting guidelines.

The Company’s effective tax rate for the three months ended March 31, 2024, was 28.94% compared to 29.16% for the three months ended March 31, 2023.

Financial Condition

The following table illustrates the changes in balances as of and for the periods ended:

(In thousands)	March 31, 2024	December 31, 2023	March 31, 2023	Year-to-Date $ Change	Prior Period $ Change
Due from Federal Reserve Bank (FRB)	$1,858	$207	$3,204	$1,651	$(1,346)
Net loans	913,962	904,384	927,105	9,578	(13,143)
Investment securities	168,563	184,620	208,914	(16,057)	(40,351)
Total assets	1,206,404	1,211,045	1,261,194	(4,641)	(54,790)
Total deposits	955,934	1,004,477	1,111,132	(48,543)	(155,198)
Total liabilities	1,082,220	1,088,503	1,148,286	(6,283)	(66,066)
Average interest-earning assets	1,084,886	1,150,280	1,164,469	(65,394)	(79,583)
Average interest-bearing liabilities	698,936	725,075	709,662	(26,139)	(10,726)

Total assets decreased 0.4% between March 31, 2024, and December 31, 2023, and 4.3% between March 31, 2024, and March 31, 2023. Total deposits decreased 4.8% and 14.0%, respectively, during the same periods. Net loans increased 1.1% between March 31, 2024, and December 31, 2023, and decreased 1.4% between March 31, 2024, and March 31, 2024. Investment securities decreased 8.7%, between March 31, 2024, and December 31, 2023, and 19.6% between March 31, 2024, and March 31, 2023. Net loans decreased on a year-over-year basis due to loan payoffs and paydowns. Net loans increased during the quarter ended March 31, 2024, due to organic loan growth. Investment securities decreased on a year-over-year and quarter-to-date basis due to repayments of principal and maturities. Deposits decreased on a year-over-year basis due to decreases in non-interest-bearing deposits and NOW and money market accounts and decreased year-to-date due to decreases in non-interest bearing deposits and savings accounts, partially offset by increases in time deposits and NOW and money market accounts. The balances in overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased on a year-over-year basis due to decreases in deposit balances. Short-term borrowings totaled $103.0 million at March 31, 2024, and $13.2 million March 31, 2023.

Earning assets averaged $1.08 billion during the quarter ended March 31, 2024, compared to $1.16 billion for the same period in 2023. Average interest-bearing liabilities decreased to $698.9 million for the quarter ended March 31, 2024, from $709.7 million for the comparative period of 2023.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $929.4 million at March 31, 2024, an increase of $9.4 million, or 1.0%, when compared to the balance of $920.0 million at December 31, 2023, and a decrease of $13.3 million, or 1.4%, when compared to the balance of $942.7 million reported at March 31, 2023. Loans on average decreased $44.2 million, or 4.7%, between the quarter ended March 31, 2023 and March 31, 2024, with loans, excluding nonaccrual loans, averaging $904.4 million for the quarter ended March 31, 2024, as compared to $960.6 million for the same period in 2023.

The following table sets forth the amounts of loans outstanding by category and the category percentages for the periods presented:

	March 31, 2024		December 31, 2023		March 31, 2023
(In thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$56,432	6.1%	$53,347	5.8%	$50,511	5.4%
Real estate – mortgage	654,552	70.4%	646,709	70.3%	665,706	70.6%
Real estate construction and development	127,913	13.8%	127,944	13.9%	137,257	14.6%
Agricultural	49,050	5.3%	49,795	5.4%	45,513	4.8%
Installment and student loans	41,466	4.4%	42,247	4.6%	43,740	4.6%
Total gross loans	$929,413	100.00%	$920,042	100.00%	$942,727	100.00%

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: real estate mortgage and real estate construction and development lending. Total loans increased $9.4 million during the first three months of 2024. There were increases of $7.8 million, or 1.2%, in real estate mortgage loans and a decrease of $745,000, or 1.5%, in agricultural loans. Real estate construction and development loans decreased $31,000, or 0.02%, commercial and industrial loans increased $3.1 million, or 5.8%, and installment loans decreased by $781,000, or 1.8%.

The real estate mortgage loan portfolio, totaling $654.6 million at March 31, 2024, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 42.7%, 42.0%, and 42.0% of the total loan portfolio at March 31, 2024, December 31, 2023, and March 31, 2023, respectively. Commercial real estate balances increased to $396.6 million at March 31, 2024, from $386.1 million at December 31, 2023. Commercial real estate loans are generally a mix of short- to medium-term, fixed- and floating-rate instruments and are mainly secured by commercial income and multi-family residential properties.

Residential mortgage loans are generally 30-year amortizing loans with an average life of nine to 11 years. These loans totaled $258.0 million, or 27.8%, of the portfolio at March 31, 2024, $260.5 million, or 28.3%, of the portfolio at December 31, 2023, and $270.0 million, or 28.6%, of the portfolio at March 31, 2023. Included in the residential mortgage portfolio are purchased home-mortgage loan pools with aggregate balances of $230.6 million, comprising 92.9% of the total residential mortgage portfolio at March 31, 2024. These loans were purchased in whole-loan form, in several pools, during 2021 and 2022. Dovenmuehle Mortgage, Inc., (DMI) is the third-party sub-servicer for the Company’s purchased residential mortgage portfolio. DMI’s services include administration, Company-approved modification, escrow management, monitoring, and collection. DMI is paid a monthly servicing fee based primarily upon the number of loans being serviced which, at March 31, 2024, totaled 254.

Real estate construction and development loans, representing 13.8%, 13.9%, and 14.6% of total loans at March 31, 2024, December 31, 2023, and March 31, 2023, respectively, consisted of loans for residential and commercial construction projects, as well as land acquisition and development, and land held for future development. Loans in this category are secured by real estate, including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at the completion of the project or from the sale of the constructed homes to individuals.

Commercial and industrial loans increased $3.1 million between December 31, 2023, and March 31, 2024, and increased $5.9 million between March 31, 2023, and March 31, 2024. Agricultural loans decreased $745,000 between December 31, 2023, and March 31, 2024, and increased $3.5 million between March 31, 2023, and March 31, 2024. Installment loans decreased $781,000 between December 31, 2023, and March 31, 2024, and decreased $2.3 million between March 31, 2023, and March 31, 2024, primarily due to decreases in student loan balances.

Included in installment loans are $37.6 million in unsecured student loans made to medical and pharmacy school students in the US and Caribbean, all of which are exclusively US citizens. Student loans decreased $3.8 million between the quarter ended March 31, 2024 and 2023, due to paydowns, consolidations with other lenders, and charge-offs. The outstanding balance of loans for students who are in school or in a grace period and have not entered repayment status totaled $1.4 million at March 31, 2024. At March 31, 2024, there were 772 loans within repayment, deferment, and forbearance which represented $18.0 million, $11.3 million, and $7.0 million in outstanding balances, respectively. Student loans have not been originated or purchased since 2019.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines, repayment terms can vary per borrower; however, repayment occurs on average within 10 to 20 years. Additional repayment capacity is provided by non-student, co-borrowers for roughly one-third of the portfolio. The average student loan balance per borrower as of March 31, 2024, was approximately $108,000. Loan interest rates are variable and currently range from 6.00% to 13.250%.

ZuntaFi is the third-party servicer for the student loan portfolio. ZuntaFi’s services include application administration, processing, approval, documenting, funding, collection, and borrower file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements or extreme delinquency, ZuntaFi is responsible for complete program management. ZuntaFi is paid a monthly servicing fee based on the outstanding principal balance.

The Company classifies student loans delinquent more than 90 days as substandard. As of March 31, 2024, and December 31, 2023, reserves against the student loan portfolio totaled $6.6 million and $6.3 million, respectively. For the quarter ended March 31, 2024, $28,000 in accrued interest receivable was reversed, due to charge-offs of $395,000. For the quarter ended March 31, 2023, $28,000 in accrued interest receivable was reversed, due to charge-offs of $406,000.

The following table sets forth the Bank’s student loan portfolio with activity from December 31, 2023, to March 31, 2024:

(In thousands)	Balance
Balance at December 31, 2023	$38,493
Capitalized interest	561
Loan consolidations/payoffs	(282)
Payments received	(752)
Loans charged-off	(395)
Balance at March 31, 2024	$37,625

Loan participations purchased increased to $15.0 million, or 1.6% of the portfolio, at March 31, 2024, increased from $9.2 million, or 1.0%, of the portfolio at December 31, 2023, and increased from $9.3 million, or 1.0%, of the portfolio at March 31, 2023. Loan participations sold decreased from $9.3 million, or 1.0%, of the portfolio at March 31, 2023, to $4.2 million, or 0.5%, of the portfolio, at December 31, 2023, and increased to $4.2 million, or 0.5%, of the portfolio, at March 31, 2024.

Deposits

Deposit balances totaled $955.9 million at March 31, 2024, representing a decrease of $48.5 million, or 4.8%, from the balance of $1.00 billion reported at December 31, 2023, and a decrease of $155.2 million, or 14.0%, from the balance of $1.11 billion at March 31, 2023.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2024 and December 31, 2023, and the net change between the two periods presented:

(In thousands)	March 31, 2024		December 31, 2023		$ Change
Noninterest-bearing deposits	$353,151	36.94%	$403,225	40.14%	$(50,074)
Interest-bearing deposits:
NOW and money market accounts	410,936	42.99%	406,857	40.50%	4,079
Savings accounts	119,045	12.45%	122,547	12.20%	(3,502)
Time deposits:
Under $250,000	45,260	4.74%	48,098	4.80%	(2,838)
$250,000 and over	27,542	2.88%	23,750	2.36%	3,792
Total interest-bearing deposits	602,783	63.06%	601,252	59.86%	1,531
Total deposits	$955,934	100.00%	$1,004,477	100.00%	$(48,543)

The following tables set forth estimated deposit balances exceeding the FDIC insurance limits as of:

(In thousands)	March 31, 2024	December 31, 2022
Uninsured deposits (1)	$493,910	$523,971
(1) Represents the amount over the insurance limit

	March 31, 2024
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$1,653	$1,125	$1,536	$10,010	$14,324
(1) Represents the amount over the insurance limit

	December 31, 2023
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$1,379	$1,186	$1,891	$6,792	$11,248
(1) Represents the amount over the insurance limit

Core deposits, defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation of the Company’s principal sources of funding and liquidity. These core deposits amounted to 97.1% and 97.6% of total deposits at March 31, 2024, and December 31, 2023, respectively. The Company held no brokered deposits at March 31, 2024, or December 31, 2023.

On a year-to-date average basis, the Company experienced a decrease of $172.5 million, or 15.2%, in total deposits between the quarter ended March 31, 2024 and the quarter ended March 31, 2023. Between these two periods, interest-bearing deposits decreased $88.7 million, or 12.9%, and noninterest-bearing deposits decreased $83.8 million, or 18.8%.

Short-Term Borrowings

At March 31, 2024, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $481.7 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $141.6 million. At March 31, 2024, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), Zions Bank, and US Bank totaling $50 million, $20 million, and $20 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate or short-term U.S. Treasury rates. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. The Company had outstanding borrowings of $103.0 million and $13.2 million at March 31, 2024, and March 31, 2023, respectively. The Company had collateralized FRB lines of credit of $463.5 million, collateralized FHLB lines of credit totaling $128.9 million, and uncollateralized lines of credit of $50 million with PCBB, $20 million with Zion’s Bank, and $10 million with US Bank at December 31, 2023.

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

The eight (8) segments of the loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this report):

Loan Segments for Allowance for Credit Loss Analysis	March 31, 2024	December 31, 2023
(In thousands)
Commercial and business loans	$56,361	$53,273
Government program loans	71	74
Total commercial and industrial	56,432	53,347
Real estate – mortgage:
Commercial real estate	396,564	386,134
Residential mortgages	257,954	260,539
Home improvement and home equity loans	34	36
Total real estate mortgage	654,552	646,709
Real estate construction and development	127,913	127,944
Agricultural	49,050	49,795
Installment and student loans	41,466	42,247
Total loans	$929,413	$920,042

Individually-Evaluated Loans and Specific Reserves:

The following table summarizes the components of individually-evaluated loans and related specific reserves:

	March 31, 2024		December 31, 2023
(In thousands)	Individually-Evaluated Loan Balances	Specific Reserve	Individually-Evaluated Loan Balances	Specific Reserve
Real estate construction and development	$11,540	$—	$11,390	$—
Agricultural	427	5	451	14
Total individually-evaluated loans	$11,967	$5	$11,841	$14

Individually-evaluated loans increased $126,000 to $12.0 million at March 31, 2024, compared to $11.8 million at December 31, 2023. Included in the balance of specific reserves at March 31, 2024, is $5,000 allocated to one agricultural loan. There were no reserves for real estate construction and development loans at March 31, 2024, and December 31, 2023, due to the value of the collateral securing those loans.

Collateral-Dependent Loans:

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$11,543	3	$11,390	3
Agricultural loans	390	1	390	1
Total	$11,933	4	$11,780	4

Credit Quality Indicators for Outstanding Student Loans:

The following table summarizes the credit quality indicators for outstanding student loans as of:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	39	$986	$640	44	$1,242	$734
Grace	10	396	227	18	473	296
Repayment	387	17,957	264	444	20,833	289
Deferment	250	11,279	2,348	237	10,163	2,022
Forbearance	135	7,007	204	98	5,782	133
Total	821	$37,625	$3,683	841	$38,493	$3,474

Included in installment loans are $37.6 million and $38.5 million in student loans at March 31, 2024, and December 31, 2023, respectively, made to medical and pharmacy school students. As of March 31, 2024, and December 31, 2023, the reserve against the student loan portfolio totaled $6.6 million and $6.3 million, respectively. Loan interest rates on the student loan portfolio are variable and range from 6.00% to 13.25 % at March 31, 2024, and December 31, 2023.

Nonperforming Assets:

The following table summarizes the components of nonperforming assets as of March 31, 2024, and December 31, 2023, and the percentage of nonperforming assets to total gross loans, total assets, and the percentage of nonperforming assets to allowance for loan losses:

(In thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$11,590	$11,448
Loans past due 90 days or more, still accruing	174	426
Total nonperforming loans	11,764	11,874
Other real estate owned	4,582	4,582
Total nonperforming assets	$16,346	$16,456
Nonperforming loans to total gross loans	1.26%	1.29%
Nonperforming assets to total assets	1.35%	1.36%
Allowance for credit losses to nonperforming loans	131.34%	131.87%

Nonperforming assets, which are primarily related to the real estate loan and other-real-estate-owned portfolio, decreased $110,000 from $16.5 million at December 31, 2023, to $16.3 million at March 31, 2024. Nonaccrual loan balances increased to $11.6 million between the two periods. All nonaccrual loans are well-collateralized and in the process of collection.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

(In thousands)	March 31, 2024	December 31, 2023	$ Change
Nonaccrual Loans:
Real estate construction and development	$11,553	$11,403	$150
Agricultural	37	45	(8)
Total nonaccrual loans	$11,590	$11,448	$142

Loans past due more than 30 days receive increased management attention and are monitored for increased risk. The Company continues to move past-due loans to nonaccrual status in an ongoing effort to recognize and address loan problems as early and most effectively as possible. As individually-evaluated loans, nonaccrual, and modified loans are reviewed for specific reserve allocations, the allowance for credit losses is adjusted accordingly.

Except for nonaccrual and individually-evaluated loans, there were no loans at March 31, 2024, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with loan repayment terms.

Nonaccrual loans, totaling $11.6 million at March 31, 2024, increased $142,000 from $11.4 million at December 31, 2023, with real estate mortgage and real estate construction loans comprising 99.7% of total nonaccrual loans at March 31, 2024. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit-related issues. At both March 31, 2024, and December 31, 2023, nonaccrual loans represented 1.24% of total loans. The loan allowance for credit loss represented 133.31% and 136.77% of nonaccrual loans for the same periods.

Other real estate owned through foreclosure remained at $4.6 million for the periods ended March 31, 2024, and December 31, 2023. Nonperforming assets as a percentage of total assets decreased from 1.36% at December 31, 2023, to 1.35% at March 31, 2024.

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for credit losses required to cover identified and potential losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets.

The following table summarizes special mention loans by type as of:

(In thousands)	March 31, 2024	December 31, 2023
Commercial real estate mortgage	5,762	5,796
Agricultural	3,046	2,974
Total special mention loans	$8,808	$8,770

The Company remains focused on competition and other economic conditions within its market area which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents, and non-bank institutions, which creates pressure on loan pricing. Increased emphasis has been placed on reducing both the level of nonperforming assets and potential losses on the disposition of those assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure to reduce the impacts on the real estate market. As part of this strategy, the Company enters into loan modifications when it improves collection prospects. Management recognizes the increased risk of loss due to the Company’s exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for loan credit losses, loan loss provisions, and charge-off and recovery activity affecting the allowance for credit losses for the quarter ended March 31, 2024, and March 31, 2023.

Allowance for Credit Losses - Summary of Activity:

(In thousands)	March 31, 2024	March 31, 2023
Total loans outstanding at end of period before deducting allowances for credit losses	$929,413	$942,727
Average loans outstanding during period	916,475	960,648

Balance of allowance at beginning of period	$15,658	$16,549
Loans charged-off:
Installment and student loans	(415)	(477)
Recoveries of loans previously charged off:
Real estate	4	20
Installment and student loans	122	23
Total loan recoveries	126	43
Net loans charged-off	(289)	(434)
Provision (reversal of provision) (1)	82	(493)
Balance of allowance for credit losses at end of period	$15,451	$15,622

Net loan charged-off to total average loans (annualized)	0.13%	0.18%
Net loan charged-off to loans at end of period (annualized)	0.03%	0.18%
Allowance for credit losses to total loans at end of period	1.66%	1.65%
Net loan charged-off to allowance for credit losses (annualized)	7.48%	11.11%
Provision (reversal of provision) for credit losses to net charged-off (annualized)	113.49%	(227.19)%
(1) There was a provision of $91 for unfunded loan commitments made during the quarter ended March 31, 2024. There was no provision for unfunded loan commitments made during the quarter ended March 31, 2023.

Provisions for credit losses are determined based on management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, expected losses within the portfolio, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the quarter ended March 31, 2024, a $82,000 provision was recorded to the allowance for credit losses as compared to a $493,000 reversal of provision for the quarter ended March 31, 2023.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances (including nonaccrual loans) in each category for the quarters indicated:

	March 31, 2024			March 31, 2023
(In thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	$—	$56,474	—%	$—	$49,628	—%
Real estate mortgages	(4)	643,625	<0.01%	(20)	667,376	<0.01%
RE construction and development	—	126,556	—%	—	148,340	—%
Agricultural	—	47,691	—%	—	50,332	—%
Installment and student loans	293	42,129	0.70%	454	44,972	1.01%
Total	$289	$916,475	0.03%	$434	$960,648	0.05%

Net charge-offs during the quarter ended March 31, 2024, totaled $289,000 as compared to net charge-offs of $434,000 for the quarter ended March 31, 2023. The Company charged-off or had partial charge-offs on 7 loans during the quarter ended March 31, 2024, compared to 12 loans during the same period ended March 31, 2023. The annualized percentage of net charge-offs to average loans was 0.13% for the quarter ended March 31, 2024, 0.25% for the year ended December 31, 2023, and 0.18% for the quarter ended March 31, 2023. The Company’s loans, net of unearned fees, decreased from $942.7 million at March 31, 2023, to $929.4 million at March 31, 2024.

The allowance for credit losses at March 31, 2024, was 1.66% of outstanding loan balances, as compared to 1.70% at December 31, 2023, and 1.65% at March 31, 2023. At March 31, 2024, and March 31, 2023, unfunded loan commitment reserves of $927,000 and $805,000 respectively, were reported in other liabilities.

Management believes that the loan allowance for credit losses, totaling 1.66% of the loan portfolio at March 31, 2024, is adequate to absorb both known and inherent risks in the loan portfolio. No assurance can be given, however, regarding future economic conditions, or other circumstances, which may adversely affect the Company’s service areas and result in losses in the loan portfolio not captured by the current allowance for credit losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

The following table sets forth asset balances as of:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$43,004	3.6%	$40,784	3.4%
Loans, net of unearned income	929,413	77.0%	920,042	76.0%
Unpledged investment securities	81,610	6.8%	98,394	8.1%

At March 31, 2024, the loan-to-deposit ratio was 97.2%, compared to a loan-to-deposit ratio of 91.6% at December 31, 2023.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowing capabilities. Core deposits, which comprised approximately 97.1% of total deposits at March 31, 2024, provide a significant and stable funding source for the Company. The bank held $75.0 million in borrowings from a secured credit line with the Federal Home Loan Bank and $28.0 million in borrowings from an unsecured credit line with PCBB for a total of $103.0 million in short-term borrowings at March 31, 2024. Unused lines of credit with the Federal Reserve Bank and FHLB, totaling $610.3 million, were collateralized by investment securities and certain qualifying loans in the Company’s portfolio. The carrying value of loans pledged on these borrowing lines totaled $842.7 million at March 31, 2024. For further detail on the Company’s borrowing arrangements, see “Note 6 - Short-term Borrowings/Other Borrowings” in the notes to the consolidated financial statements.

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows):

(In thousands)	Balance
December 31, 2022	$38,595
March 31, 2023	45,153
December 31, 2023	40,784
March 31, 2024	43,004

Capital and Dividends

The Company and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (the “Board of Governors”). Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework, the Company and the Bank must meet specific capital guidelines that include quantitative measures of their assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital levels and classifications are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors.

The Company’s capital plan includes guidelines and trigger points designed to ensure sufficient capital is maintained at both the Bank and Company levels. Capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the Bank’s level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company, on a consolidated basis. The capital plan requires the Bank to maintain a Tier 1 Leverage Ratio equal to or greater than 9%. The Bank’s Tier 1 Capital Ratio was 12.50% and 10.88% at March 31, 2024 and 2023, respectively.

The following table sets forth the Company’s and the Bank’s actual capital positions at March 31, 2024 and December 31, 2023:

Capital Ratios:

	March 31, 2024	December 31, 2023	Minimum Requirement to be Well Capitalized	Minimum requirement for Community Bank Leverage Ratio (1)
Tier 1 capital to adjusted average assets (Leverage Ratio)
Company	12.47%	11.82%	5.00%	9.00%
Bank	12.50%	11.83%	5.00%	9.00%
(1) If the Bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework (CBLR), it is deemed to be “well capitalized” under all other regulatory capital requirements. If the Bank’s leverage ratio falls below the minimum required, it would no longer be eligible to elect the use of the CBLR framework.

As of March 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both the Company and the Bank will continue to meet their minimum capital requirements for the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3.0 million of the outstanding stock of the Holding Company. This amount represents 2.4% of total shareholders’ equity of $124.2 million at March 31, 2024. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the quarter ended March 31, 2024, the Company did not repurchase any of the shares available.

During the quarter ended March 31, 2024, the Bank paid $2.1 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs, payments of interest on its junior subordinated debt, and dividend payments to shareholders.

On March 26, 2024, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on April 22, 2024, to shareholders of record as of April 8, 2024. Approximately $2.1 million was transferred from retained earnings to dividends payable to allow for the distribution of the dividend to shareholders.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in the California Financial Code, as administered by the Commissioner of the Department of Financial Protection and Innovation (the “Commissioner”). As applicable to the Bank, the Financial Code provides that the Bank may not pay cash dividends in an amount that exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years less the amount of distributions to the Holding Company during that period of time. If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity of the Bank is not adequate or that the declaration of a dividend would be unsafe or unsound, the Commissioner may order the Bank not to pay any dividend. The Federal Reserve Bank may also limit dividends paid by the Bank.

Item 3  - Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and executed, can provide only reasonable assurance that desired control objectives will be achieved. Management is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

As of March 31, 2024, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures was carried out under the supervision and participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended March 31, 2024.

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

United Security Bancshares

Date:	May 9, 2024	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer