Form 10-Q
period 2024-06-30
UNITED SECURITY BANCSHARES
filed 2024-08-02
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 490-6261

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	UBFO	Nasdaq

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2024: 17,322,758

PART I. Financial Information
Item 1 - Financial Statements (Unaudited)

United Security Bancshares and Subsidiaries
Condensed Consolidated Balance Sheets – (unaudited)

(In thousands except shares)	June 30, 2024	December 31, 2023
Assets
Cash and noninterest-bearing deposits in other banks	$36,002	$40,577
Due from Federal Reserve Bank (FRB)	2,755	207
Cash and cash equivalents	38,757	40,784
Investment securities (at fair value)
Available-for-sale (AFS) securities (at fair-value) net of allowance for credit losses of $0 (amortized cost of $186,101 and $204,389)	162,916	181,266
Marketable equity securities	3,400	3,354
Total investment securities	166,316	184,620
Loans	950,970	921,341
Unearned fees and unamortized loan origination costs - net	(1,557)	(1,299)
Allowance for credit losses - loans	(15,323)	(15,658)
Net loans	934,090	904,384
Premises and equipment - net	9,126	9,098
Accrued interest receivable	8,036	7,928
Other real estate owned	4,582	4,582
Goodwill	4,488	4,488
Investment in limited partnership	3,400	3,200
Deferred tax assets - net	14,139	14,055
Cash surrender value of life insurance - net	20,409	21,954
Operating lease right-of-use assets	3,325	1,338
Other assets	13,154	14,614
Total assets	$1,219,822	$1,211,045

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Non-interest-bearing	$372,886	$403,225
Interest-bearing	633,728	601,252
Total deposits	1,006,614	1,004,477
Short-term borrowings	63,000	62,000
Operating lease liabilities	3,417	1,437
Other liabilities	7,987	9,376
Junior subordinated debentures (at fair value)	11,454	11,213
Total liabilities	1,092,472	1,088,503
Commitments and contingencies (Note 17)
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,322,758 at June 30, 2024 and 17,167,895 at December 31, 2023	60,938	60,585
Retained earnings	81,285	76,995
Accumulated other comprehensive loss, net of tax	(14,873)	(15,038)
Total shareholders’ equity	127,350	122,542
Total liabilities and shareholders’ equity	$1,219,822	$1,211,045
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and EPS)	2024	2023	2024	2023
Interest Income:
Interest and fees on loans	$13,576	$13,529	$27,056	$26,529
Interest on investment securities	1,303	1,501	2,657	3,002
Interest on deposits in FRB	93	56	137	114
Total interest income	14,972	15,086	29,850	29,645
Interest Expense:
Interest on deposits	1,857	1,944	3,581	3,287
Interest on other borrowed funds	1,593	638	3,036	909
Total interest expense	3,450	2,582	6,617	4,196
Net Interest Income	11,522	12,504	23,233	25,449
Provision for credit losses	19	1,091	192	598
Net Interest Income after Provision for Credit Losses	11,503	11,413	23,041	24,851
Noninterest Income:
Customer service fees	718	767	1,424	1,501
Increase in cash surrender value of bank-owned life insurance	130	171	267	303
Unrealized gain (loss) on fair value of marketable equity securities	4	(50)	46	(7)
Gain on proceeds from bank-owned life insurance	573	—	573	—
(Loss) gain on fair value of junior subordinated debentures	(225)	(75)	(520)	258
Gain on sale of assets	—	—	11	—
Other	317	198	770	405
Total noninterest income	1,517	1,011	2,571	2,460
Noninterest Expense:
Salaries and employee benefits	3,390	3,301	6,888	6,561
Occupancy expense	884	858	1,741	1,820
Data processing	198	205	309	379
Professional fees	1,511	910	2,735	1,792
Regulatory assessments	162	193	335	385
Director fees	103	106	232	216
Correspondent bank service charges	11	19	23	38
Net cost of operation of OREO	64	58	52	96
Other	650	557	1,393	1,161
Total noninterest expense	6,973	6,207	13,708	12,448
Income before provision for taxes	6,047	6,217	11,904	14,863
Provision for income taxes	1,750	1,800	3,446	4,321
Net income	$4,297	$4,417	$8,458	$10,542
Net Income per common share
Basic	$0.25	$0.26	$0.49	$0.62
Diluted	$0.25	$0.26	$0.49	$0.62
Weighted average common shares outstanding
Basic	17,186,266	17,102,740	17,178,566	17,089,693
Diluted	17,187,266	17,114,740	17,179,559	17,103,601
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net Income	$4,297	$4,417	$8,458	$10,542
Unrealized (loss) gain on available-for-sale securities	1,008	(86)	(61)	1,239
Unrealized gain on unrecognized post-retirement costs	10	20	20	43
Unrealized gain (loss) on junior subordinated debentures	121	387	275	(53)
Other comprehensive income, before tax	1,139	321	234	1,229
Tax (expense) benefit related to available-for-sale securities	(297)	26	18	(366)
Tax expense related to unrecognized post-retirement costs	(3)	(5)	(6)	(12)
Tax (expense) benefit related to junior subordinated debentures	(37)	(114)	(81)	16
Total other comprehensive income	802	228	165	867
Comprehensive income	$5,099	$4,645	$8,623	$11,409
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended June 30, 2024 and 2023

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance March 31, 2023	17,094,298	$60,269	$69,495	$(16,856)	$112,908
Other comprehensive income	—	—	—	228	228
Dividends payable ($0.12 per share)	—	—	(2,055)	—	(2,055)
Restricted stock units released	35,640	—	—	—	—
Stock options exercised	—	106	—	—	106
Stock-based compensation expense	—	76	—	—	76
Net income	—	—	4,417	—	4,417
Balance June 30, 2023	17,129,938	$60,451	$71,857	$(16,628)	$115,680

Balance March 31, 2024	17,315,195	$60,792	$79,067	$(15,675)	$124,184
Other comprehensive income	—	—	—	802	802
Dividends payable ($0.12 per share)	—	—	(2,079)	—	(2,079)
Restricted stock award granted	7,563	—	—	—	—
Stock-based compensation expense	—	146	—	—	146
Net income	—	—	4,297	—	4,297
Balance June 30, 2024	17,322,758	$60,938	$81,285	$(14,873)	$127,350
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2024 and 2023

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance December 31, 2022	17,067,253	$60,030	$69,928	$(17,495)	$112,463
Other comprehensive income	—	—	—	867	867
Dividends paid ($0.11 per share)	—	—	(1,880)	—	(1,880)
Dividends payable ($0.12 per share)	—	—	(2,055)	—	(2,055)
Restricted stock units released	62,685	—	—	—	—
Tax benefit from restricted stock units released	—	(10)	—	—	(10)
Stock options exercised	—	106	—	—	106
Stock-based compensation expense	—	325	—	—	325
Cumulative effect of CECL adoption			(4,678)		(4,678)
Net income	—	—	10,542	—	10,542
Balance June 30, 2023	17,129,938	$60,451	$71,857	$(16,628)	$115,680

Balance December 31, 2023	17,167,895	$60,585	$76,995	$(15,038)	$122,542
Other comprehensive income	—	—	—	165	165
Dividends paid and payable (0.12 per share)	—	—	(4,168)	—	(4,168)
Restricted stock units released	39,830	—	—	—	—
Restricted stock award granted	115,033	—	—	—	—
Stock-based compensation expense	—	353	—	—	353
Net income	—	—	8,458	—	8,458
Balance June 30, 2024	17,322,758	$60,938	$81,285	$(14,873)	$127,350
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2024	2023
Cash Flows From Operating Activities:
Net Income	$8,458	$10,542
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	192	598
Depreciation and amortization	712	740
Noncash lease expense	363	331
Amortization of premium/discount on investment securities, net	217	208
Operating lease payments	(368)	(334)
(Increase) decrease in accrued interest receivable	(108)	720
Increase (decrease) in accrued interest payable	14	(5)
(Decrease) increase in accounts payable and accrued liabilities	(1,284)	4,717
Increase (decrease) in unearned fees and unamortized loan origination costs, net	258	(336)
Decrease (increase) in income taxes receivable	1,400	(355)
(Gain) loss on marketable equity securities	(46)	7
Stock-based compensation expense	353	316
Benefit for deferred income taxes	—	60
Gain on bank owned life insurance	(573)	—
Increase in cash surrender value of bank-owned life insurance	(267)	(303)
Loss (gain) on fair value option of junior subordinated debentures	520	(258)
Net (increase) decrease in other assets	(89)	1,006
Net cash provided by operating activities	9,752	17,654
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(8)	(1,433)
Maturities of available-for-sale securities	13,500	—
Principal payments of available-for-sale securities	4,573	6,364
Net (increase) decrease in loans	(30,270)	19,491
Investment in limited partnership	(200)	—
Proceeds from bank-owned life insurance	2,397	—
Capital expenditures of premises and equipment	(740)	(310)
Net cash (used in) provided by investing activities	(10,748)	24,112
Cash Flows From Financing Activities:
Net decrease in demand deposits and savings accounts	(333)	(131,307)
Net increase in time deposits	2,470	12,377
Proceeds from exercise of stock options	—	106
Net increase in short-term borrowings	1,000	100,620
Dividends on common stock	(4,168)	(3,754)
Net cash used in financing activities	(1,031)	(21,958)
Net change in cash and cash equivalents	(2,027)	19,808
Cash and cash equivalents at beginning of period	40,784	38,595
Cash and cash equivalents at end of period	$38,757	$58,403
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

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale as of June 30, 2024, and December 31, 2023:

	June 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$5,222	$4	$(32)	$5,194
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	95,748	4	(13,300)	82,452
Municipal bonds	50,282	—	(7,805)	42,477
Corporate bonds	34,849	48	(2,104)	32,793
Total securities available-for-sale	$186,101	$56	$(23,241)	$162,916

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$6,197	$4	$(45)	$6,156
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	100,487	4	(12,307)	88,184
U.S. Treasury securities	12,510	—	(72)	12,438
Municipal bonds	50,382	—	(8,017)	42,365
Corporate bonds	34,813	24	(2,715)	32,122
Total securities available-for-sale	$204,389	$32	$(23,156)	$181,265

The amortized cost and fair value of securities available for sale at June 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	June 30, 2024
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$101	$100
Due after one year through five years	34,614	32,833
Due after five years through ten years	53,682	45,577
Due after ten years	1,956	1,955
Collateralized mortgage obligations	95,748	82,451
	$186,101	$162,916

There were no proceeds or realized gains or losses from the sale or call of available-for-sale securities for the three and six-month periods ended periods ended June 30, 2024, or June 30, 2023.

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using the proceeds to purchase securities that better fit with the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses recorded due to credit-related factors for the three and six-month periods ended June 30, 2024, or June 30, 2023.

At June 30, 2024, available-for-sale securities with an amortized cost of approximately $95.1 million and a fair value of $82.1 million were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances. At December 31, 2023, available-for-sale securities with an amortized cost of approximately $94.3 million and a fair value of $82.9 million were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes available-for-sale securities in an unrealized loss position for which a credit loss has not been recorded:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
June 30, 2024
U.S. Government agencies	$—	$—	$3,565	$(32)	$3,565	$(32)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	154	(3)	82,075	(13,297)	82,229	(13,300)
Municipal bonds	871	(120)	41,606	(7,685)	42,477	(7,805)
Corporate bonds	—	—	27,934	(2,104)	27,934	(2,104)
Total available-for-sale	$1,025	$(123)	$155,180	$(23,118)	$156,205	$(23,241)

December 31, 2023
U.S. Government agencies	$—	$—	$4,064	$(45)	$4,064	$(45)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	—	—	87,904	(12,307)	87,904	(12,307)
U.S. Treasury securities	—	—	12,438	(72)	12,438	(72)
Municipal bonds	—	—	42,366	(8,017)	42,366	(8,017)
Corporate bonds	—	—	27,286	(2,715)	27,286	(2,715)
Total available-for-sale	$—	$—	$174,058	$(23,156)	$174,058	$(23,156)

The following summarizes the number of available-for-sale securities in an unrealized loss position for which a credit loss has not been recorded:

	June 30, 2024	December 31, 2023
Securities available for sale:
U.S. Government agencies	4	4
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	46	46
Municipal bonds	46	45
Corporate bonds	8	8
U.S. Treasury securities	—	2
Total available for sale	104	105

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit losses. At June 30, 2024, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates and not credit quality. These declines are primarily the result of the fast pace and large increases in interest rates during the last two years, which have led to decreases in bond prices and increases in yields. Because the Company does not intend to sell these securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company does not consider it necessary to provide an allowance for any available-for-sale security at June 30, 2024.

During the six months ended June 30, 2024 and 2023, the Company recognized unrealized gains of $46,000 and unrealized losses of $7,000, respectively, related to one mutual fund included in marketable equity securities. During the quarters ended June 30, 2024 and 2023, the Company recognized unrealized gains of $4,000 and unrealized losses of $50,000, respectively, related to the same mutual fund.

The Company had no held-to-maturity or trading securities at June 30, 2024, or December 31, 2023.

3.Loans

Loans, net of unearned fees and unamortized loan origination costs, are comprised of the following:

(In thousands)	June 30, 2024		December 31, 2023
Commercial and industrial:
Commercial and business loans	$58,907	6.2%	$53,273	5.8%
Government program loans	68	<0.01%	74	<0.01%
Total commercial and industrial	58,975	6.2%	53,347	5.8%
Real estate mortgage:
Commercial real estate	442,180	46.6%	386,134	42.0%
Residential mortgages	252,118	26.6%	260,539	28.3%
Home improvement and home equity loans	28	<0.01%	36	<0.01%
Total real estate mortgage	694,326	73.1%	646,709	70.3%
Real estate construction and development	102,374	10.8%	127,944	13.9%
Agricultural	53,546	5.6%	49,795	5.4%
Installment and student loans	40,192	4.3%	42,247	4.6%
Total loans	$949,413	100.0%	$920,042	100.0%

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

Off-Balance Sheet Instruments

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2024, and December 31, 2023, these financial instruments include commitments to extend credit of $165.7 million and $183.5 million, respectively, and standby letters of credit of $1.7 million and $2.9 million for the same period ends, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the Company’s involvement in off-balance sheet financial instruments.

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

Past Due Loans

The following is a summary of the amortized cost of delinquent loans at June 30, 2024:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$58,907	$58,907	$—
Government program loans	—	—	—	—	68	68	—
Total commercial and industrial	—	—	—	—	58,975	58,975	—
Commercial real estate loans	—	—	320	320	441,860	442,180	320
Residential mortgages	779	—	—	779	251,339	252,118	—
Home improvement and home equity loans	—	—	—	—	28	28	—
Total real estate mortgage	779	—	320	1,099	693,227	694,326	320
Real estate construction and development loans	—	—	12,067	12,067	90,307	102,374	—
Agricultural loans	—	—	20	20	53,526	53,546	—
Installment and student loans	1,372	665	206	2,243	37,949	40,192	206
Total loans	$2,151	$665	$12,613	$15,429	$933,984	$949,413	$526

The following is a summary of the amortized cost of delinquent loans at December 31, 2023:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$53,273	$53,273	$—
Government program loans	—	—	—	—	74	74	—
Total commercial and industrial	—	—	—	—	53,347	53,347	—
Commercial real estate loans	—	—	—	—	386,134	386,134	—
Residential mortgages	—	—	—	—	260,539	260,539	—
Home improvement and home equity loans	—	—	—	—	36	36	—
Total real estate mortgage	—	—	—	—	646,709	646,709	—
Real estate construction and development loans	—	—	11,390	11,390	116,554	127,944	—
Agricultural loans	—	—	45	45	49,750	49,795	—
Installment and student loans	791	328	426	1,545	40,702	42,247	426
Total loans	$791	$328	$11,861	$12,980	$907,062	$920,042	$426

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

Loans on nonaccrual status are usually returned to accrual status when all delinquent principal and/or interest has been brought current, when there is no identified element of loss, and when current and continued satisfactory performance is expected. Return to accrual is generally demonstrated through the timely receipt of at least six monthly payments on a loan with monthly amortization. There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2024 and 2023.

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2024, or December 31, 2023.

The following table presents the amortized cost basis of loans on nonaccrual status and accruing loans more than 90 days past due:

	June 30, 2024			December 31, 2023
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due
Commercial real estate loans	$—	$—	$320	$—	$—	$—
Real estate construction and development loans	12,080	12,080	—	11,403	11,403	—
Agricultural loans	20	20	—	—	45	—
Installment and student loans	—	—	206	—	—	426
Total	$12,100	$12,100	$526	$11,403	$11,448	$426

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

The following table presents loans by class, at amortized cost, by risk rating, and period indicated as of June 30, 2024:

	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and business
Pass	$4,032	$5,515	$4,870	$1,921	$603	$856	$40,517	$—	$58,314
Special Mention	—	—	—	—	—	—	421	—	421
Substandard	—	—	80	—	—	92	—	—	172
Total	$4,032	$5,515	$4,950	$1,921	$603	$948	$40,938	$—	$58,907
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$5	$63	$—	$—	$68
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$5	$63	$—	$—	$68
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$71,434	$39,265	$80,980	$50,134	$38,456	$154,123	$1,491	$—	$435,883
Special Mention	—	—	—	—	5,726	—	—	—	5,726
Substandard	—	—	—	571	—	—	—	—	571
Total	$71,434	$39,265	$80,980	$50,705	$44,182	$154,123	$1,491	$—	$442,180
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$24,595	$200,792	$2,511	$7,500	$—	$—	$235,398
Pass	—	3,967	1,925	4,576	1,580	4,672	—	—	16,720
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$3,967	$26,520	$205,368	$4,091	$12,172	$—	$—	$252,118
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$28	$—	$—	$28
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$28	$—	$—	$28
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate construction and development
Pass	$1,164	$11,793	$8,000	$—	$32,879	$3,187	$33,270	$—	$90,293
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,524	8,557	—	—	12,081
Total	$1,164	$11,793	$8,000	$—	$36,403	$11,744	$33,270	$—	$102,374
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Agricultural
Pass	$1,986	$2,077	$4,078	$500	$2,885	$13,702	$24,914	$—	$50,142
Special Mention	—	—	1,804	—	440	285	465	—	2,994
Substandard	—	—	—	—	—	20	390	—	410
Total	$1,986	$2,077	$5,882	$500	$3,325	$14,007	$25,769	$—	$53,546
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$272	$585	$169	$121	$51	$37,061	$572	$—	$38,831
Pass	—	1,155	—	—	—	—	—	—	1,155
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	206	—	—	206
Total	$272	$1,740	$169	$121	$51	$37,267	$572	$—	$40,192
Current period gross charge-offs	$—	$20	$—	$—	$—	$781	$—	$—	$801

Total loans outstanding (risk rating):
Not graded	$272	$585	$24,764	$200,913	$2,562	$44,589	$572	$—	$274,257
Pass	78,616	63,772	99,853	57,131	76,408	176,603	100,192	—	652,575
Special Mention	—	—	1,804	—	6,166	285	886	—	9,141
Substandard	—	—	80	571	3,524	8,875	390	—	13,440
Grand total loans	$78,888	$64,357	$126,501	$258,615	$88,660	$230,352	$102,040	$—	$949,413
Total current period gross charge-offs	$—	$20	$—	$—	$—	$781	$—	$—	$801

The following table presents loans by class, at amortized cost, by risk rating, and period indicated as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and business
Pass	$5,989	$5,066	$1,594	$810	$6	$939	$38,869	$—	$53,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,989	$5,066	$1,594	$810	$6	$939	$38,869	$—	$53,273
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$8	$—	$66	$—	$—	$74
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$8	$—	$66	$—	$—	$74
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$40,929	$81,823	$52,019	$39,155	$60,626	$105,285	$501	$—	$380,338
Special Mention	—	—	—	5,796	—	—	—	—	5,796
Substandard	—	—	—	—	—	—	—	—	—
Total	$40,929	$81,823	$52,019	$44,951	$60,626	$105,285	$501	$—	$386,134
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$24,835	$206,257	$2,260	$—	$8,969	$—	$—	$242,321
Pass	4,189	1,925	5,253	1,579	3,494	1,778	—	—	18,218
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,189	$26,760	$211,510	$3,839	$3,494	$10,747	$—	$—	$260,539
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$32	$—	$—	$32
Pass	—	—	—	—	—	4	—	—	4
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$36	$—	$—	$36
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Real estate construction and development
Pass	$27,951	$9,571	$—	$31,308	$—	$3,978	$43,734	$—	$116,542
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,524	—	7,878	—	—	11,402
Total	$27,951	$9,571	$—	$34,832	$—	$11,856	$43,734	$—	$127,944
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$2,086	$4,163	$457	$2,958	$1,592	$12,574	$22,556	$—	$46,386
Special Mention	—	2,105	—	513	—	356	—	—	2,974
Substandard	—	—	—	—	—	45	390	—	435
Total	$2,086	$6,268	$457	$3,471	$1,592	$12,975	$22,946	$—	$49,795
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$708	$250	$142	$74	$483	$38,519	$472	$—	$40,648
Pass	1,173	—	—	—	—	—	—	—	1,173
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	426	—	—	426
Total	$1,881	$250	$142	$74	$483	$38,945	$472	$—	$42,247
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,588	$—	$—	$2,588

Total loans outstanding (risk rating):
Not graded	708	25,085	206,399	2,334	483	47,520	472	—	283,001
Pass	82,317	102,548	59,323	75,818	65,718	124,624	105,660	—	616,008
Special Mention	—	2,105	—	6,309	—	356	—	—	8,770
Substandard	—	—	—	3,524	—	8,349	390	—	12,263
Grand total loans	$83,025	$129,738	$265,722	$87,985	$66,201	$180,849	$106,522	$—	$920,042
Total current period gross charge-offs	$—	$—	$—	$—	$—	$2,588	$—	$—	$2,588
Allowance for Credit Losses on Loans

The Company adopted ASU 2016-13, Financial Instrument-Credit Losses (Topic 326), effective January 1, 2023. This loss measurement, which uses the current expected credit loss (CECL) cohort methodology analysis, relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. Management estimates the allowance for credit loss balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2006 to the most recent quarter. The Company expects that the markets in which it operates will experience a slight decline in economic conditions and an increase in unemployment rates and levels and trends of delinquencies over the next two years. Management has adjusted the historical loss experience for these expectations.

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

The following summarizes the activity in the allowance for credit losses by loan category:

	Three Months Ended June 30, 2024
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$1,981	$2,732	$3,008	$1,097	$6,633	$15,451
Provision (reversal) for credit losses (1)	131	11	(611)	84	609	224
Charge-offs	—	—	—	—	(397)	(397)
Recoveries	1	—	—	—	44	45
Ending balance	$2,113	$2,743	$2,397	$1,181	$6,889	$15,323
(1) There was a reversal of provision of $194,000 for unfunded loan commitments and a provision for overdrafts of $11,000 during the quarter ended June 30, 2024.

	Three Months Ended June 30, 2023
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$1,908	$3,705	$3,587	$1,256	$5,166	$15,622
Provision (reversal) for credit losses (1)	98	(5)	(74)	248	689	956
Charge-offs	—	—	—	—	(518)	(518)
Recoveries	1	31	—	—	18	50
Ending balance	$2,007	$3,731	$3,513	$1,504	$5,355	$16,110
(1) There was a provision of $135,000 for unfunded loan commitments during the quarter ended June 30, 2023.

	Six Months Ended June 30, 2024
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$1,903	$2,524	$3,614	$1,250	$6,367	$15,658
Provision (reversal) for credit losses (1)	209	215	(1,217)	(69)	1,168	306
Charge-offs	—	—	—	—	(812)	(812)
Recoveries	1	4	—	—	166	171
Ending balance	$2,113	$2,743	$2,397	$1,181	$6,889	$15,323
(1) There was a reversal of provision of $103,000 for unfunded loan commitments and a provision for overdrafts of $11,000 during the six months ended June 30, 2024.

	Six Months Ended June 30, 2023
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$955	$1,363	$3,409	$525	$3,930	$10,182
Impact of ASC 326 adoption	1,336	2,359	721	1,025	926	6,367
Provision (reversal) for credit losses (1)	(285)	(42)	(617)	(46)	1,453	463
Charge-offs	—	—	—	—	(995)	(995)
Recoveries	1	51	—	—	41	93
Ending balance	$2,007	$3,731	$3,513	$1,504	$5,355	$16,110
(1) There was a provision of $135,000 for unfunded loan commitments during the six months ended June 30, 2023.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$12,067	3	$11,390	3
Agricultural loans	390	1	390	1
Total	$12,457	4	$11,780	4

Reserve for Unfunded Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit, and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk within the loan portfolio. There was a reversal of provision of $194,000 for unfunded loan commitments made during the quarter ended June 30, 2024, decreasing the liability balance to $732,000. For the quarter ended June 30, 2023, there was a provision of $135,000 made for unfunded loan commitments increasing the balance for unfunded loan commitments to $940,000. For the six months ended June 30, 2024 and 2023, a reversal of provision of $103,000 and a provision of $135,000 were made, respectively. The reserve for the unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities.

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. There was one loan modification made during the three and six months ended June 30, 2024. No loans modifications were made during the three or six months ended June 30, 2023.

The following tables present loan modifications made to borrowers experiencing financial difficulties for the periods indicated:

	Three Months Ended June 30, 2024
(In thousands)	Principal Forgiveness	Term Extension	Interest Rate Reduction	Payment Delay	Total % of Loans Outstanding
Commercial and business loans	—	$92	—	—	<0.01%

	Six Months Ended June 30, 2024
(In thousands)	Principal Forgiveness	Term Extension	Interest Rate Reduction	Payment Delay	Total % of Loans Outstanding
Commercial and business loans	—	$92	—	—	<0.01%

4.Student Loans

Included in the installment loan portfolio are $36.6 million and $38.5 million in student loans at June 30, 2024, and December 31, 2023, respectively, made to medical and pharmacy school students. Upon graduation, the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internships, medical residency, or fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. Student loans have not been originated or purchased since 2019.

As of June 30, 2024, and December 31, 2023, the reserve against the student loan portfolio was $6.8 million and $6.3 million, respectively. At June 30, 2024, there were $206,000 in student loans in the substandard category. At December 31, 2023, there were $426,000 in student loans included in the substandard category.

The following tables summarize the credit quality indicators for outstanding student loans:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	35	$902	$605	44	$1,242	$734
Grace	9	340	206	18	473	296
Repayment	433	20,920	294	444	20,833	289
Deferment	229	10,018	2,466	237	10,163	2,022
Forbearance	85	4,413	143	98	5,782	133
Total	791	$36,593	$3,714	841	$38,493	$3,474

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

Student Loan Aging

Student loans are generally charged off at the end of the quarter during which the account becomes 120 days contractually past due. Accrued but unpaid interest related to charged-off student loans is reversed and charged against interest income. For the six months ended June 30, 2024, $58,000 in accrued interest receivable was reversed, due to charge-offs of $781,000. For the six months ended June 30, 2023, $111,000 in accrued interest receivable was reversed, due to charge-offs of $985,000. For the three months ended June 30, 2024 and June 30, 2023, $31,000 in accrued interest receivable was reversed, due to charge-offs of $386,000, and $83,000 in accrued interest receivable was reversed, due to charge-offs of $515,000, respectively.

The following table summarizes the student loan aging for loans in repayment and forbearance as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	201	$23,133	221	$25,070
31 - 60 days	7	1,328	6	791
61 - 90 days	4	666	2	328
91 - 120 days	1	206	3	426
Total	213	$25,333	232	$26,615

5.Deposits

Deposits include the following:

(In thousands)	June 30, 2024	December 31, 2023
Noninterest-bearing deposits	$372,886	$403,225
Interest-bearing deposits:
NOW and money market accounts	443,317	406,857
Savings accounts	116,093	122,547
Time deposits:
Under $250,000	45,680	48,098
$250,000 and over	28,638	23,750
Total interest-bearing deposits	633,728	601,252
Total deposits	$1,006,614	$1,004,477

Included in total deposits at June 30, 2024 are $50.0 million in interest-bearing, brokered demand deposit accounts purchased during the second quarter of 2024. At December 31, 2023, the Company held no brokered deposits.

6.Short-term Borrowings/Other Borrowings

The following table sets forth the Company’s credit lines, balances outstanding, and pledged collateral:

(In thousands)	June 30, 2024	December 31, 2023
Unsecured credit lines:
Credit limit	$90,000	$80,000
Balance outstanding	23,000	2,000
Federal Home Loan Bank:
Credit limit	136,000	128,935
Balance outstanding	40,000	60,000
Collateral pledged	236,947	232,144
Federal Reserve Bank:
Credit limit	496,630	463,501
Balance outstanding	—	—
Collateral pledged	628,882	608,045

At June 30, 2024, the Company’s available lines of credit totaled $722.6 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR. At June 30, 2024, pledged collateral at the Federal Home Loan Bank consisted of $1.9 million in available-for-sale investment securities and $235.0 million in loan balances. Pledged collateral at the Federal Reserve Bank consisted of $3.9 million in available-for-sale investment securities and $625.0 million in loan balances. At December 31, 2023, $230.1 million in loans and $2.1 million in available-for-sale investment securities were pledged as collateral for FHLB advances. Additionally, $604.0 million in loans and $4.1 million in available-for-sale investment securities were pledged as collateral for advances at the Federal Reserve Bank.

7.Leases

The Company leases land and premises for its branch banking offices, administration facility, and ITMs. The initial terms of these leases expire at various dates through 2044. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted to certain economic indices or market conditions. Lease terms may also include options for termination. Under guidance from Topic 842, the discount rate applied to the lease liability is calculated by determining the Bank’s incremental borrowing rate. Current rates for fully-secured loans with amounts and terms similar to the lease amount and term at inception are used to calculate the incremental borrowing rate. The liability is reduced at each reporting period based on the discounted present value of remaining payments. As of June 30, 2024, the Company had 13 operating leases and no financing leases.

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease expense	$186	$178	$363	$356
Variable lease expense	—	—	—	—
Total	$186	$178	$363	$356

Supplemental information related to leases is as follows:

	Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023
Operating cash flows from operating leases	$368	$356
ROU assets obtained in exchange for new operating lease liabilities	$2,314	$—
Weighted-average remaining lease term in years for operating leases	8.71	4.29
Weighted-average discount rate for operating leases	5.06%	5.11%

Maturities of lease liabilities are as follows:

(In thousands)	June 30, 2024
2025	$789
2026	572
2027	435
2028	413
2029	384
Thereafter	1,702
Total undiscounted cash flows	4,295
Less: present value discount	(878)
Present value of net future minimum lease payments	$3,417

8.Supplemental Cash Flow Disclosures

	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023
Cash paid during the period for:
Interest	$6,602	$4,201
Income taxes	4,400	—
Noncash investing activities:
ROU asset recognized	2,314	—
Impact of ASC 326 CECL adoption	—	6,367
Unrealized gain on unrecognized post-retirement costs, net of tax	20	43
Unrealized (loss) gain on available-for-sale securities, net of tax	(61)	1,239
Unrealized gain on junior subordinated debentures, net of tax	275	(53)
Cash dividend declared	2,079	2,055

9.Dividends on and Repurchase of Common Stock

On June 25, 2024, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on July 23, 2024, to shareholders of record as of July 8, 2024. Approximately $2.1 million was transferred from retained earnings to dividends payable as of June 30, 2024, to allow for distribution of the dividend to shareholders.

The Company has a program to repurchase up to $3.0 million of its outstanding common stock. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. For the three and six months ended June 30, 2024, and June 30, 2023, no shares have been repurchased.

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (in thousands)	$4,297	$4,417	$8,458	$10,542
Weighted average shares issued	17,186,266	17,102,740	17,178,566	17,089,693
Add: dilutive effect of stock options and unvested restricted stock	1,000	12,000	993	13,908
Weighted average shares outstanding adjusted for potential dilution	17,187,266	17,114,740	17,179,559	17,103,601
Basic earnings per share	$0.25	$0.26	$0.49	$0.62
Diluted earnings per share	$0.25	$0.26	$0.49	$0.62
Weighted average anti-dilutive shares excluded from earnings per share calculation	190,000	98,000	153,000	98,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2024, and December 31, 2023, the Company had no recorded valuation allowance. The Company is no longer subject to examinations by taxing authorities for years before 2019 and 2018 for Federal and California jurisdictions, respectively.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. There were no interest or penalties recognized on uncertain tax positions during the periods ended June 30, 2024 and 2023.

The Company reported a provision for income taxes of $3.4 million for the six months ended June 30, 2024, compared to $4.3 million for the comparable period of 2023. The effective tax rate was 28.95% for the six months ended June 30, 2024, compared to 29.07% for the comparable period of 2023.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities is $12.0 million as of June 30, 2024, and December 31, 2023. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of June 30, 2024, the rate paid on the junior subordinated debt issued under USB Capital Trust II is the forward 3-month SOFR rate of 5.32% plus 129 basis points and is adjusted quarterly.

At June 30, 2024, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine its present value. The cash flow model approach utilizes the forward three-month SOFR curve to estimate future quarterly interest payments due over the life of the debt instrument. Cash flows were discounted at a rate based on current market rates for similar-term debt instruments and adjusted for additional credit and liquidity risks associated with junior subordinated debt. The 6.45% discount rate used represents an investor’s yield based on current market assumptions. At June 30, 2024, the total cumulative gain recorded on the debt was $1.2 million.

The following table provides detail on the Company’s junior subordinated debt/trust preferred securities:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net fair value calculation (loss) gain	$(104)	$312	$(244)	$205
Other comprehensive income gain (loss)	121	387	275	(53)
Recognized (loss) gain on fair value	(225)	(75)	(520)	258
Cumulative gain recorded	1,217	1,937	1,217	1,937
Discount rate	6.45%	6.56%	6.45%	6.56%

The net fair value calculation performed as of June 30, 2024, resulted in a net pretax loss adjustment of $244,000 for the six months ended June 30, 2024, compared to a net pretax gain adjustment of $205,000 for the six months ended June 30, 2023.

For the six months ended June 30, 2024, the net $244,000 fair value loss adjustment was separately presented as a $520,000 loss, ($366,000 net of tax) recognized on the consolidated statements of income, and a $275,000 gain, ($194,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the six months ended June 30, 2023, the net $205,000 fair value gain adjustment was separately presented as a $258,000 gain, ($182,000 net of tax) recognized on the consolidated statements of income, and a $53,000 loss, ($37,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods indicated.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	June 30, 2024
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$162,916	$162,916	$—	$162,916	$—
Marketable equity securities	3,400	3,400	3,400	—	—
Loans, net	934,090	888,178	—	—	888,178
Financial Liabilities:
Time deposits	74,318	73,769	—	—	73,769
Short-term borrowings	63,000	63,000	63,000	—	—
Junior subordinated debt	11,454	11,454	—	—	11,454

	December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$181,266	$181,266	$12,438	$168,828	$—
Marketable equity securities	3,354	3,354	3,354	—	—
Loans, net	904,384	871,681	—	—	871,681
Financial Liabilities:
Time deposits	71,848	71,414	—	—	71,414
Short-term borrowings	62,000	62,000	62,000	—	—
Junior subordinated debt	11,213	11,213	—	—	11,213

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

The Company recognizes transfers between Levels 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurement classifications during the six months ended June 30, 2024, or the six months ended June 30, 2023.

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

Individually-Evaluated Loans - Fair value measurements for individually-evaluated loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third-party appraisals or observed market prices. Collateral-dependent loans are measured for impairment using the fair value of the collateral. There were no individually-evaluated loans measured at fair value as of June 30, 2024 or December 31, 2023.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third-party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. No OREO properties were measured at fair value as of June 30, 2024, or December 31, 2023.

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024:

(In thousands)	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$5,194	$—	$5,194	$—
U.S. Government collateralized mortgage obligations	82,452	—	82,452	—
Municipal bonds	42,477	—	42,477	—
Corporate bond	32,793	—	32,793	—
Total AFS securities	162,916	—	162,916	—
Marketable equity securities	3,400	3,400	—	—
Total	$166,316	$3,400	$162,916	$—

Liabilities:
Junior subordinated debt	$11,454	$—	$—	$11,454
Total	$11,454	$—	$—	$11,454

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023:

(In thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$6,156	$—	$6,156	$—
U.S. Government collateralized mortgage obligations	88,184	—	88,184	—
Municipal bonds	42,365	—	42,365	—
Treasury securities	12,438	—	12,438	—
Corporate bonds	32,122	—	32,122	—
Total AFS securities	181,265	—	181,265	—
Marketable equity securities	3,354	3,354	—	—
Total	$184,619	$3,354	$181,265	$—

Liabilities:
Junior subordinated debt	$11,213	$—	$—	$11,213
Total	$11,213	$—	$—	$11,213

There were no non-recurring fair value adjustments at June 30, 2024, or December 31, 2023.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2024, and December 31, 2023:

June 30, 2024				December 31, 2023
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	6.45%	Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	6.14%

Management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the nonperformance risk premium a willing market participant would require under current, inactive market conditions. Management attributes the change in fair value of the junior subordinated debentures to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk-adjusted spread and/or a decrease in the forward three-month SOFR curve will result in a positive fair value adjustment and a decrease in the fair value measurement. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the forward three-month SOFR curve will result in a negative fair value adjustment and an increase in the fair value measurement. The increase in discount rate between the periods ended June 30, 2024, and December 31, 2023, is primarily due to increases in rates for similar debt instruments.

The following table provides a reconciliation of liabilities at fair value using Level 3 significant, unobservable inputs on a recurring basis:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Junior Subordinated Debt:
Beginning balance	$11,348	$11,017	$11,213	$10,883
Gross loss (gain) included in earnings	225	74	520	(258)
Gross (gain) loss related to changes in instrument-specific credit risk	(121)	(387)	(275)	53
Increase (decrease) in accrued interest	2	$15	(4)	41
Ending balance	$11,454	$10,719	$11,454	$10,719
Amount of total loss (gain) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date	$225	$74	$520	$(258)

14.Goodwill and Intangible Assets

At June 30, 2024, the Company held goodwill of $4.5 million in connection with various business combinations and purchases. This amount was unchanged from the balance of $4.5 million at December 31, 2023. The Company conducts impairment analysis on goodwill both annually and in the event of triggering events, if any. The Company performed an analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2023, with no triggering events occurring through the period ended June 30, 2024.

15.Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	June 30, 2024			December 31, 2023
(In thousands)	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$(16,290)	$(130)	$1,382	$(19,066)	$(194)	$1,765
Current period comprehensive income (loss), net of tax	(41)	14	192	2,776	64	(383)
Ending balance	$(16,331)	$(116)	$1,574	$(16,290)	$(130)	$1,382
Accumulated other comprehensive loss			$(14,873)			$(15,038)

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

At both June 30, 2024 and December 31, 2023, the Bank’s investment in York Monterey Properties, Inc., totaled $5.0 million. York Monterey Properties, Inc., is included within the consolidated financial statements of the Company, with $4.6 of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

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

(In thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$165,723	$183,537
Standby letters of credit	$1,670	$2,940

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from one month to three years. At June 30, 2024, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $1.7 million.

The remaining unfunded commitments for the investment in limited partnership as of June 30, 2024, and December 31, 2023, totaled $600,000 and $800,000, respectively.

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
•The impact of natural disasters, droughts, earthquakes, floods, wildfires, terrorist attacks, health epidemics, and threats of war or actual war, including current military actions involving the Russian Federation and Ukraine and the conflict in the Middle East, which may impact the local economy and/or the condition of real estate collateral;
•Geopolitical and domestic political developments that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets;
•Changes in general economic and financial market conditions, either nationally or locally;
•Fiscal policies of the U.S. government, including interest rate policies of the Board of Governors of the Federal Reserve System and the resulting impact on the Company’s interest-rate sensitive assets and liabilities;
•Changes in banking laws or regulations and government policies that could lead to a tightening of credit and/or a requirement that the Company raise additional capital;
•Increased competition in the Company’s markets, impacting the ability to execute its business plans;
•Continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than the Company is, and the Company’s response to competitive pressure;
•Loss of, or inability to attract, key personnel;
•Unanticipated deterioration in the loan portfolio, credit losses, and the sufficiency of the allowance for credit losses;
•The ability to grow the loan portfolio due to constraints on concentrations of credit;
•Challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•The impact of technological changes and the ability to develop and maintain secure and reliable electronic systems, including failures in or breaches of the Company’s operational and/or security systems or infrastructure, and the Company's ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft, and other attacks on the Company’s information technology systems or on the third-party vendors who perform functions for the Company;
•The failure to maintain effective controls over financial reporting;
•Risks related to the sufficiency of liquidity, including the quality and quantity of the Company’s deposits and the ability to attract and retain deposits and other sources of funding and liquidity;
•Adverse developments in the financial services industry generally, such as the bank failures in 2023 and 2024 and any related impact on depositor behavior or investor sentiment;
•The possibility that the recorded goodwill could become impaired which may have an adverse impact on earnings and capital;
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

The Company

United Security Bancshares, a California corporation, is a bank holding company registered under the Bank Holding Company Act (BHCA) with corporate headquarters located in Fresno, California. The principal business of United Security Bancshares is to serve as the holding company for its wholly-owned subsidiary, United Security Bank. References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiary, York Monterey Properties, Inc. References to the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company” refer to United Security Bancshares, the parent company, on a stand-alone basis. The Bank currently maintains 13 banking branches, which provide banking services in Fresno, Madera, Kern, and Santa Clara counties, in the state of California.

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

Second Quarter 2024 Highlights (as of, or for, the quarter ended June 30, 2024, except where noted):

▪Net interest margin decreased to 4.28% for the quarter ended June 30, 2024, compared to 4.35% for the quarter ended June 30, 2023.
▪Annualized average cost of funds, including short-term borrowings, was 1.24% for the quarter ended June 30, 2024, compared to 0.85% for the quarter ended June 30, 2023.
▪Net income for the quarter decreased 2.72% to $4.3 million for the quarter ended June 30, 2024, compared to the $4.4 million reported for the quarter ended June 30, 2023.
▪Interest and fees on loans increased 0.35% to $13.6 million, as a result of increases in interest rates, partially offset by a decrease in average loan balances, compared to $13.5 million for the second quarter of 2023.
▪Interest expense increased 33.6% to $3.5 million, as a result of increases in short-term borrowing costs, compared to $2.6 million for the second quarter of 2023.
▪The total fair value of the junior subordinated debentures (TRUPs) changed by $104,000 during the quarter ended June 30, 2024. A loss of $225,000 was recorded through the income statement and a gain of $121,000 was recorded through accumulated other comprehensive income. For the quarter ended June 30, 2023, the net $312,000 fair value gain was separately presented as a $75,000 loss recorded through the income statement and a $387,000 gain recorded through accumulated other comprehensive income.
▪The Company recorded a provision for credit losses of $19,000 for the quarter ended June 30, 2024, compared to a provision of $1.1 million for the quarter ended June 30, 2023.
▪Net interest income before the provision for credit losses decreased 7.85% to $11.5 million for the quarter ended June 30, 2024, compared to $12.5 million for the quarter ended June 30, 2023.
▪Annualized return on average assets (ROAA) increased to 1.45% for the quarter ended June 30, 2024, compared to 1.40% for the quarter ended June 30, 2023.
▪Annualized return on average equity (ROAE) decreased to 13.79% for the quarter ended June 30, 2024, compared to 16.49% for the quarter ended June 30, 2023.
▪The Company had remaining available secured lines of credit of $592.6 million, available unsecured lines of credit of $67.0 million, unpledged investment securities of $80.9 million, and cash and cash equivalents of $38.8 million as of June 30, 2024. Short-term borrowings totaled $63.0 million at June 30, 2024, compared to $62.0 million at December 31, 2023.
▪Total loans, net of unearned fees, increased 3.19% to $949.4 million, compared to $920.0 million at December 31, 2023.
▪Total investments decreased 9.91%, to $166.3 million, compared to $184.6 million at December 31, 2023.
▪Total deposits increased 0.2% to $1.01 billion, compared to $1.00 billion at December 31, 2023.
▪Net charge-offs totaled $352,000, compared to net charge-offs of $469,000 for the quarter ended June 30, 2023.
▪The allowance for credit losses as a percentage of gross loans decreased to 1.61%, compared to 1.70% at December 31, 2023.
▪Book value per share increased to $7.35, compared to $7.14 at December 31, 2023.
▪Capital position remains well-capitalized with a 12.71% Tier 1 Leverage Ratio compared to 11.82% as of December 31, 2023.

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

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Business results are dependent in large part upon the business activity, population, income levels, deposits, and real estate activity in the Central Valley, and declines in economic conditions can have materially-adverse effects on the Bank. Due to the Central Valley’s economic dependence on agriculture, a downturn in agriculture and agricultural-related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are to some extent impacted by, the agricultural industry. The agricultural industry has been affected by declines in prices and changes in yields of various crops and other agricultural commodities. Weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral for our loans. Moreover, weaker prices might threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure. While most of our borrowers are not directly involved in agriculture, they would likely be impacted by downturns in the agricultural industry as many jobs in our market areas are ancillary to the regular production, processing, marketing, and sale of agricultural commodities. Despite the unusually wet winter experienced recently, the state of California has experienced severe droughts in the past which have resulted in water-allocation reductions for farmers in the Central Valley. Due to these uncertain water issues, the impact on businesses and consumers located in the Company’s market areas is not possible to predict or quantify. In response to drought conditions, the California state legislature passed the Sustainable Groundwater Management Act in 2014 with the goal of ensuring better local and regional management of groundwater use and sustainable groundwater management in California by 2042. Development, preparation, and implementation of the Groundwater Sustainability Plan began in 2020. The effects of this plan have yet to be determined.

The Company’s earnings are impacted by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank (FRB) has a significant impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments. and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks may be subject. While the Federal Open Market Committee (FOMC) has indicated that interest rates will likely decrease during 2024, there were no rate decreases during the first six months of 2024. It is unknown what effects increases or decreases in the inflation rate and the recent banking turmoil, in conjunction with continued international instability, will have on FRB monetary policies.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Managing the balance sheet, enhancing revenue sources, attracting and retaining deposit customers, and maintaining market share will continue to be of primary importance.

Results of Operations

On a year-to-date basis, the Company reported net income of $8.5 million, or $0.49 per share ($0.49 diluted), for the six months ended June 30, 2024, compared to $10.5 million, or $0.62 per share ($0.62 diluted), for the same period in 2023. The Company’s annualized return on average assets was 1.42% for the six months ended June 30, 2024, compared to 1.68% for the six months ended June 30, 2023. The Company’s annualized return on average equity was 13.64% for the six months ended June 30, 2024, compared to 19.32% for the six months ended June 30, 2023. The decrease in the return on average assets is primarily attributable to increases in deposit and short-term borrowing costs and decreases in average assets. The decrease in the return on average equity is primarily due to a decrease in net income and an increase in average equity.

Net Interest Income

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the three and six month periods ended June 30, 2024 and 2023.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:

	Three Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1) (2)	$910,404	$13,576	6.00%	$941,470	$13,529	5.76%
Investment securities (3)	165,550	1,303	3.17%	207,639	1,501	2.90%
Interest-bearing deposits in FRB	6,795	93	5.50%	3,674	56	6.11%
Total interest-earning assets	1,082,749	$14,972	5.56%	1,152,783	$15,086	5.25%
Allowance for credit losses	(15,454)			(15,644)
Noninterest-earning assets:
Cash and due from banks	33,732			36,883
Nonaccrual loans	11,938			13,164
Premises and equipment, net	9,162			9,398
Accrued interest receivable	7,394			7,366
Other real estate owned	4,582			4,582
Other assets	60,808			61,617
Total average assets	$1,194,911			$1,270,149
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$128,765	$202	0.63%	$138,866	$79	0.23%
Money market accounts	269,943	1,075	1.60%	379,597	1,580	1.67%
Savings accounts	118,370	32	0.11%	116,164	32	0.11%
Time deposits	77,060	548	2.86%	70,120	252	1.44%
Other borrowings	102,469	1,385	5.44%	33,602	443	5.20%
Junior subordinated debentures (4)	12,464	208	6.71%	12,464	196	6.31%
Total interest-bearing liabilities	709,071	$3,450	1.96%	750,813	$2,582	1.38%
Noninterest-bearing liabilities:
Noninterest-bearing checking	350,911			390,953
Other liabilities	9,570			20,653
Total liabilities	1,069,552			1,162,419
Total shareholders’ equity	125,359			107,730
Total average liabilities and shareholders’ equity	$1,194,911			$1,270,149
Interest income as a percentage of average earning assets			5.56%			5.25%
Interest expense as a percentage of average earning assets			1.28%			0.90%
Net interest margin			4.28%			4.35%
(1)Loan interest income includes loan fee costs of approximately $173,000 for the three months ended June 30, 2024, and loan fee income of $141,000 for the three months ended June 30, 2023.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation.
(3)Yields on investment securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity.
(4)Yields on junior subordinated debentures are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:

	Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1) (2)	$907,649	$27,056	5.99%	$944,262	$26,529	5.67%
Investment securities (3)	171,413	2,657	3.12%	209,571	3,002	2.89%
Interest-bearing deposits in FRB	5,007	137	5.50%	4,578	114	5.02%
Total interest-earning assets	1,084,069	$29,850	5.54%	1,158,411	$29,645	5.16%
Allowance for credit losses	(15,563)			(15,984)
Noninterest-earning assets:
Cash and due from banks	32,648			36,448
Nonaccrual loans	11,759			13,358
Premises and equipment, net	9,092			9,541
Accrued interest receivable	7,235			7,528
Other real estate owned	4,582			4,582
Other assets	60,287			58,327
Total average assets	$1,194,109			$1,272,211
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$131,939	$374	0.57%	$140,535	$119	0.17%
Money market accounts	278,810	2,096	1.51%	371,701	2,624	1.42%
Savings accounts	119,168	65	0.11%	120,478	66	0.11%
Time deposits	67,670	1,046	3.11%	64,554	478	1.49%
Other borrowings	93,953	2,619	5.61%	20,619	532	5.20%
Junior subordinated debentures (4)	12,464	417	6.73%	12,464	377	6.10%
Total interest-bearing liabilities	704,004	$6,617	1.89%	730,351	$4,196	1.16%
Noninterest-bearing liabilities:
Noninterest-bearing checking	356,364			418,092
Other liabilities	9,098			13,431
Total liabilities	1,069,466			1,161,874
Total shareholders’ equity	124,643			110,337
Total average liabilities and shareholders’ equity	$1,194,109			$1,272,211
Interest income as a percentage of average earning assets			5.54%			5.16%
Interest expense as a percentage of average earning assets			1.23%			0.73%
Net interest margin			4.31%			4.43%
(1)Loan interest income includes loan fee costs of approximately $372,000 for the six months ended June 30, 2024, and loan fee income of $168,000 for the six months ended June 30, 2023.
(2)Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation.
(3)Yields on investment securities, aside from marketable equity securities, are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity.
(4)Yields on junior subordinated debentures are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity.

The prime rate increased from 8.25% at June 30, 2023, to 8.50% at June 30, 2024. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Rate and Volume Analysis:

	Three Months Ended
	June 30, 2024, compared to June 30, 2023
(In thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Loans	$518	$(471)	$47
Investment securities available for sale	128	(326)	(198)
Interest-bearing deposits in FRB	(1)	38	37
Total interest income	645	(759)	(114)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	6	(389)	(383)
Savings and money market accounts	—	—	—
Time deposits	269	27	296
Other borrowings	13	929	942
Junior subordinated debentures	12	—	12
Total interest expense	300	567	867
Increase (decrease) in net interest income	$345	$(1,326)	$(981)

For the three months ended June 30, 2024, total interest income decreased $114,000, or 0.8%, compared to the three months ended June 30, 2023. In comparing the two periods, average interest-earning assets decreased $70.0 million, with a decrease of $31.1 million in average loan balances and a decrease of $42.1 million in average investment securities balances, offset by an increase of $3.1 million in average balances held at the Federal Reserve Bank. The decrease in average loan balances is attributed primarily to decreases in the real estate construction and development portfolio and installment portfolio, offset by increases in the residential mortgage portfolio, commercial and industrial portfolio, and the agriculture portfolio. Loan yields increased 24 basis points and investment securities yields increased 27 basis points. The average yield on total interest-earning assets increased 31 basis points. The increase in yields is a result of the increases in loan yields and investment securities yields, offset by decreases in yields on overnight deposits held at the Federal Reserve Bank.

	Six Months Ended
	June 30, 2024, compared to June 30, 2023
(In thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Loans	$1,550	$(1,023)	$527
Investment securities available for sale	227	(572)	(345)
Interest-bearing deposits in FRB	11	12	23
Total interest income	1,788	(1,583)	205
Increase (decrease) in interest expense:
Interest-bearing demand accounts	306	(579)	(273)
Savings and money market accounts	—	(1)	(1)
Time deposits	544	24	568
Other borrowings	44	2,043	2,087
Junior subordinated debentures	40	—	40
Total interest expense	934	1,487	2,421
Increase (decrease) in net interest income	$854	$(3,070)	$(2,216)

For the six months ended June 30, 2024, total interest income increased $205,000, or 0.69%, compared to the six months ended June 30, 2023. In comparing the two periods, average interest-earning assets decreased $74.3 million, with a decrease of $38.2 million in average loan balances, a decrease of $38.2 million in average investment securities balances, offset by an increase of $429,000 in average balances held at the Federal Reserve Bank. The decrease in average loan balances is attributed primarily to decreases in the real estate construction and development portfolio and installment portfolio, offset by increases in the residential mortgage portfolio, agriculture portfolio, and commercial and industrial portfolio. Loan yields increased 32 basis points and investment securities yields increased 23 basis points. The average yield on total interest-earning assets increased 38 basis points. The increase in yields is a result of the increases in loan yields, increases in investment securities yields, and increases in yields on overnight deposits related to the increase in the Fed Funds rate.

The overall average yield on the loan portfolio increased to 5.99% for the six months ended June 30, 2024, as compared to 5.67% for the six months ended June 30, 2023. At June 30, 2024, 29.4% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 31.7% of the portfolio at December 31, 2023, with the majority of those tied to the prime rate. Approximately 58.8%, or $164.0 million, of the floating-rate loans had rate floors at June 30, 2024.

The Company’s net interest margin decreased to 4.31% for the six months ended June 30, 2024, compared to 4.43% for the six months ended June 30, 2023. The net interest margin decreased primarily as a result of increases in deposit and short-term borrowing costs, offset by increases in yields on interest-earning assets. The yield on average interest-earning assets increased from 5.16% to 5.54%. Yields on average interest-bearing liabilities increased from 1.16% to 1.89%.

While deposit rates have increased, the Company’s disciplined deposit pricing efforts have helped keep the Company’s cost of funds relatively low. The rates paid on interest-bearing liabilities increased to 1.89% for the six months ended June 30, 2024, compared to 1.16% for the six months ended June 30, 2023. For the six months ended June 30, 2024, total interest expense increased approximately $2.4 million, or 57.7%, as compared to the six months ended June 30, 2023. Between those two periods, average interest-bearing liabilities decreased by $26.3 million due to decreases in NOW and money market accounts and savings accounts, partially offset by increases in time deposits and short-term borrowings. The Company may purchase brokered deposits as an additional source of funding. At June 30, 2024, the Company held $50.0 million in brokered deposits. At December 31, 2023, the Company held no brokered deposits.

Interest-Earning Assets and Liabilities:

The following table summarizes the year-to-date (YTD) averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Averages
	June 30, 2024	December 31, 2023	June 30, 2023
Loans	83.73%	82.11%	81.72%
Investment securities available for sale	15.81%	17.36%	17.89%
Interest-bearing deposits in FRB	0.46%	0.53%	0.39%
Total interest-earning assets	100.00%	100.00%	100.00%
NOW accounts	18.74%	18.90%	19.28%
Money market accounts	39.60%	42.98%	51.01%
Savings accounts	16.93%	16.46%	16.53%
Time deposits	9.61%	11.46%	8.86%
Other borrowings	13.35%	8.71%	2.83%
Junior subordinated debentures	1.77%	1.49%	1.49%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Changes in Noninterest Income:

The following tables set forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2024 and 2023:

	Three Months Ended
(In thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Customer service fees	$718	$767	$(49)	(6.4)%
Increase in cash surrender value of bank-owned life insurance	130	171	(41)	(24.0)%
Gain (loss) on fair value of marketable equity securities	4	(50)	54	108.0%
Gain on death benefit proceeds from bank-owned life insurance	573	—	573	—%
Loss on fair value of junior subordinated debentures	(225)	(75)	(150)	(200.0)%
Other	317	198	119	60.1%
Total noninterest income	$1,517	$1,011	$506	50.0%

Noninterest income for the quarter ended June 30, 2024, increased $506,000 to $1.5 million compared to the quarter ended June 30, 2023. The change in fair value of junior subordinated debentures caused a $225,000 loss for the quarter ended June 30, 2024, compared to a $75,000 loss for the quarter ended June 30, 2023, resulting in a difference of $150,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve. A gain on proceeds from life insurance of $573,000 was recorded during the quarter. Customer service fees decreased $49,000 between the two quarters primarily due to decreases in ATM and cash advance fees. Other noninterest income increased due to increases in miscellaneous income.

	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Customer service fees	$1,424	$1,501	$(77)	(5.1)%
Increase in cash surrender value of bank-owned life insurance	267	303	(36)	(11.9)%
Gain (loss) on fair value of marketable equity securities	46	(7)	53	757.1%
Gain on death benefit proceeds from bank-owned life insurance	573	—	573	—%
(Loss) gain on fair value of junior subordinated debentures	(520)	258	(778)	301.6%
Gain on sale of assets	11	—	11	(100.0)%
Other	770	405	365	90.1%
Total noninterest income	$2,571	$2,460	$111	4.5%

Noninterest income for the six months ended June 30, 2024, increased $111,000 to $2.6 million compared to the six months ended June 30, 2023. The change in fair value of junior subordinated debentures caused a $520,000 loss for the six months ended June 30, 2024, compared to a $258,000 gain for the six months ended June 30, 2023, resulting in a difference of $778,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve. Customer service fees decreased $77,000 between the two periods primarily due to decreases in ATM fees. Other noninterest income increased due to increases in miscellaneous income. Included in the increase in miscellaneous income is an increase of $110,000 in FHLB dividends.

Noninterest Expense

Changes in Noninterest Expense:

The following tables set forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2024 and 2023:

	Three Months Ended
(In thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Salaries and employee benefits	$3,390	$3,301	$89	2.7%
Occupancy expense	884	858	26	3.0%
Data processing	198	205	(7)	(3.4)%
Professional fees	1,511	910	601	66.0%
Regulatory assessments	162	193	(31)	(16.1)%
Director fees	103	106	(3)	(2.8)%
Correspondent bank service charges	11	19	(8)	(42.1)%
Net cost of operation of OREO	64	58	6	10.3%
Other	650	557	93	16.7%
Total expense	$6,973	$6,207	$766	12.3%

Noninterest expense for the quarter ended June 30, 2024, increased $766,000 to $7.0 million, compared to the quarter ended June 30, 2023. The increase was primarily attributed to increases in professional fees and salaries and employee benefits, and was partially offset by decreases in regulatory assessments, correspondent bank service charges, and data processing expenses. The Company has nearly completed the outsourcing of virtually all its information technology services to improve the security and effectiveness of its operations, which has also contributed to the increase in professional fees. The increase in salaries and employee benefits was caused by increases in salary expenses, 401(k) expenses, and stock compensation expense.

	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Salaries and employee benefits	$6,888	$6,561	$327	5.0%
Occupancy expense	1,741	1,820	(79)	(4.3)%
Data processing	309	379	(70)	(18.5)%
Professional fees	2,735	1,792	943	52.6%
Regulatory assessments	335	385	(50)	(13.0)%
Director fees	232	216	16	7.4%
Correspondent bank service charges	23	38	(15)	(39.5)%
Net cost of operation of OREO	52	96	(44)	(45.8)%
Other	1,393	1,161	232	20.0%
Total expense	$13,708	$12,448	$1,260	10.1%

Noninterest expense for the six months ended June 30, 2024, increased $1.3 million to $13.7 million, compared to the six months ended June 30, 2023. The increase was primarily attributed to increases in professional fees and salaries and employee benefits, and was partially offset by decreases in occupancy expense, data processing, regulatory assessment, and net cost of operation of OREO. Professional fees increased primarily due to increases in service contract expenses related to recently outsourced information technology services. The increase in salaries and employee benefits was caused by increases in salary expenses, 401(k) expenses, and stock compensation expense.

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

The Company has reviewed all of its tax positions as of June 30, 2024, and has determined that there are no material additional amounts to be recorded under the current income tax accounting guidelines.

The Company’s effective tax rate for the six months ended June 30, 2024, was 28.95% compared to 29.07% for the six months ended June 30, 2023.

Financial Condition

The following table illustrates the changes in balances as of and for the periods ended:

(In thousands)	June 30, 2024	December 31, 2023	June 30, 2023	Year-to-Date $ Change	Prior Period $ Change
Due from Federal Reserve Bank (FRB)	$2,755	$207	$25,183	$2,548	$(22,428)
Net loans	934,090	904,384	944,011	29,706	(9,921)
Investment securities	166,316	184,620	205,521	(18,304)	(39,205)
Total assets	1,219,822	1,211,045	1,288,819	8,777	(68,997)
Total deposits	1,006,614	1,004,477	1,046,554	2,137	(39,940)
Total liabilities	1,092,472	1,088,503	1,173,139	3,969	(80,667)
Average interest-earning assets	1,084,069	1,147,728	1,158,411	(63,659)	(74,342)
Average interest-bearing liabilities	704,004	725,075	730,351	(21,071)	(26,347)

Net loans decreased on a year-over-year basis due to loan payoffs and paydowns. Net loans increased during the six months ended June 30, 2024, due to organic loan growth. Investment securities decreased on a year-over-year and year-to-date basis due to repayments of principal and maturities. Deposits decreased on a year-over-year basis due to decreases in non-interest-bearing deposits and increased year-to-date due to increases in time deposits and NOW and money market accounts, partially offset by decreases in non-interest bearing deposits and savings accounts. Total deposits at June 30, 2024 include $50.0 million in brokered deposits purchased during the second quarter of 2024. The balances in overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased on a year-over-year basis due to decreases in deposit balances. Short-term borrowings totaled $63.0 million at June 30, 2024, and $100.6 million June 30, 2023.

Earning assets averaged $1.08 billion during the six months ended June 30, 2024, compared to $1.16 billion for the same period in 2023. Average interest-bearing liabilities decreased to $704.0 million for the six months ended June 30, 2024, from $730.4 million for the comparative period of 2023.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $949.4 million at June 30, 2024, an increase of $29.4 million, or 3.2%, when compared to the balance of $920.0 million at December 31, 2023, and a decrease of $10.7 million, or 1.1%, when compared to the balance of $960.1 million reported at June 30, 2023. Loans on average decreased $38.2 million, or 4.0%, between the six months ended June 30, 2023 and June 30, 2024, with loans, excluding nonaccrual loans, averaging $907.6 million for the six months ended June 30, 2024, as compared to $944.3 million for the same period in 2023.

The following table sets forth the amounts of loans outstanding by category and the category percentages for the periods presented:

	June 30, 2024		December 31, 2023		June 30, 2023
(In thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$58,975	6.2%	$53,347	5.8%	$52,927	5.5%
Real estate – mortgage	694,326	73.1%	646,709	70.3%	669,117	69.7%
Real estate construction and development	102,374	10.8%	127,944	13.9%	135,300	14.1%
Agricultural	53,546	5.6%	49,795	5.4%	57,666	6.0%
Installment and student loans	40,192	4.3%	42,247	4.6%	45,111	4.7%
Total gross loans	$949,413	100.00%	$920,042	100.00%	$960,121	100.00%

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: real estate mortgage and real estate construction and development lending. Total loans increased $29.4 million during the six months ended June 30, 2024. There were increases of $47.6 million, or 7.4%, in real estate mortgage loans, $5.6 million, or 10.5%, in commercial and industrial loans, and $3.8 million, or 7.5%, in agricultural loans. Real estate construction and development loans decreased $25.6 million, or 20.0%, and installment loans decreased by $2.1 million, or 4.9%.

The real estate mortgage loan portfolio, totaling $694.3 million at June 30, 2024, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 46.6%, 42.0%, and 42.0% of the total loan portfolio at June 30, 2024, December 31, 2023, and June 30, 2023, respectively. Commercial real estate balances increased to $442.2 million at June 30, 2024, from $386.1 million at December 31, 2023. Commercial real estate loans are generally a mix of short- to medium-term, fixed- and floating-rate instruments and are mainly secured by commercial income and multi-family residential properties.

Residential mortgage loans are generally 30-year amortizing loans with an average life of nine to 11 years. These loans totaled $252.1 million, or 26.6%, of the portfolio at June 30, 2024, $260.5 million, or 28.3%, of the portfolio at December 31, 2023, and $265.9 million, or 27.7%, of the portfolio at June 30, 2023. Included in the residential mortgage portfolio are purchased home-mortgage loan pools with aggregate balances of $226.6 million, comprising 89.9% of the total residential mortgage portfolio at June 30, 2024. These loans were purchased in whole-loan form, in several pools, during 2021 and 2022. Dovenmuehle Mortgage, Inc., (DMI) is the third-party sub-servicer for the Company’s purchased residential mortgage portfolio. DMI’s services include administration, Company-approved modification, escrow management, monitoring, and collection. DMI is paid a monthly servicing fee based primarily upon the number of loans being serviced which, at June 30, 2024, totaled 251.

Real estate construction and development loans, representing 10.8%, 13.9%, and 14.1% of total loans at June 30, 2024, December 31, 2023, and June 30, 2023, respectively, consisted of loans for residential and commercial construction projects, as well as land acquisition and development, and land held for future development. Loans in this category are secured by real estate, including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at the completion of the project or from the sale of the constructed homes to individuals.

Commercial and industrial loans increased $5.6 million between December 31, 2023, and June 30, 2024, and increased $6.0 million between June 30, 2023, and June 30, 2024. Agricultural loans increased $3.8 million between December 31, 2023, and June 30, 2024, and decreased $4.1 million between June 30, 2023, and June 30, 2024. Installment loans decreased $2.1 million between December 31, 2023, and June 30, 2024, and decreased $4.9 million between June 30, 2023, and June 30, 2024, primarily due to decreases in student loan balances.

Included in installment loans are $36.6 million in unsecured student loans made to medical and pharmacy school students in the US and Caribbean, all of which are exclusively US citizens. Student loans decreased $4.8 million between the six months ended June 30, 2024 and 2023, due to paydowns, consolidations with other lenders, and charge-offs. The outstanding balance of loans for students who are in school or in a grace period and have not entered repayment status totaled $1.2 million at June 30, 2024. At June 30, 2024, there were 747 loans within repayment, deferment, and forbearance which represented $20.9 million, $10.0 million, and $4.4 million in outstanding balances, respectively. Student loans have not been originated or purchased since 2019.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines, repayment terms can vary per borrower; however, repayment occurs on average within 10 to 20 years. Additional repayment capacity is provided by non-student, co-borrowers for roughly one-third of the portfolio. The average student loan balance per borrower as of June 30, 2024, was approximately $110,300. At June 30, 2023, the average balance per borrower was approximately $104,000. Loan interest rates are variable and currently range from 6.00% to 13.125%.

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

The Company classifies student loans delinquent more than 90 days as substandard. As of June 30, 2024, and December 31, 2023, reserves against the student loan portfolio totaled $6.8 million and $6.3 million, respectively. For the six months ended June 30, 2024, $58,000 in accrued interest receivable was reversed, due to charge-offs of $781,000. For the six months ended June 30, 2023, $111,000 in accrued interest receivable was reversed, due to charge-offs of $985,000.

The following table sets forth the Bank’s student loan portfolio with activity from December 31, 2023, to June 30, 2024:

(In thousands)	Balance
Balance at December 31, 2023	$38,493
Capitalized interest	1,256
Loan consolidations/payoffs	(1,729)
Payments received	(646)
Loans charged-off	(781)
Balance at June 30, 2024	$36,593

Loan participations purchased totaled $4.2 million, or 0.4%, of the portfolio, at June 30, 2024, $9.2 million, or 1.0%, of the portfolio at December 31, 2023, and $9.3 million, or 1.0%, of the portfolio at June 30, 2023. Loan participations sold totaled $4.3 million, or 0.4%, of the portfolio, at June 30, 2024, $4.2 million, or 0.5%, of the portfolio, at December 31, 2023, and $9.4 million, or 1.0%, of the portfolio at June 30, 2023.

Deposits

Deposit balances totaled $1.01 billion at June 30, 2024, representing an increase of $2.1 million, or 0.2%, from the balance of $1.00 billion reported at December 31, 2023, and a decrease of $39.9 million, or 3.8%, from the balance of $1.05 billion at June 30, 2023.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2024 and December 31, 2023, and the net change between the two periods presented:

(In thousands)	June 30, 2024		December 31, 2023		$ Change
Noninterest-bearing deposits	$372,886	37.04%	$403,225	40.14%	$(30,339)
Interest-bearing deposits:
NOW and money market accounts	443,317	44.04%	406,857	40.50%	36,460
Savings accounts	116,093	11.53%	122,547	12.20%	(6,454)
Time deposits:
Under $250,000	45,680	4.55%	48,098	4.80%	(2,418)
$250,000 and over	28,638	2.84%	23,750	2.36%	4,888
Total interest-bearing deposits	633,728	62.96%	601,252	59.86%	32,476
Total deposits	$1,006,614	100.00%	$1,004,477	100.00%	$2,137

The following tables set forth estimated deposit balances exceeding the FDIC insurance limits as of:

(In thousands)	June 30, 2024	December 31, 2023
Uninsured deposits (1)	$509,360	$523,971
(1) Represents the amount over the insurance limit

	June 30, 2024
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$1,653	$1,741	$5,659	$9,574	$18,627
(1) Represents the amount over the insurance limit

	December 31, 2023
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$1,379	$1,186	$1,891	$6,792	$11,248
(1) Represents the amount over the insurance limit

Core deposits, defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation of the Company’s principal sources of funding and liquidity. These core deposits amounted to 92.2% and 97.6% of total deposits at June 30, 2024, and December 31, 2023, respectively. The Company held $50.0 million in brokered deposits at June 30, 2024. The Company held no brokered deposits at December 31, 2023.

On a year-to-date average basis, the Company experienced a decrease of $161.4 million, or 14.5%, in total deposits between the six months ended June 30, 2024 and the six months ended June 30, 2023. Between these two periods, interest-bearing deposits decreased $99.7 million, or 14.3%, and noninterest-bearing deposits decreased $61.7 million, or 14.8%.

Short-Term Borrowings

At June 30, 2024, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $496.6 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $136.0 million. At June 30, 2024, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), Zions Bank, and US Bank totaling $50.0 million, $20.0 million, and $20.0 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate or short-term U.S. Treasury rates. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. The Company had outstanding borrowings of $63.0 million and $100.6 million at June 30, 2024, and June 30, 2023, respectively. The Company had collateralized FRB lines of credit of $463.5 million, collateralized FHLB lines of credit totaling $128.9 million, and uncollateralized lines of credit of $50.0 million with PCBB, $20.0 million with Zion’s Bank, and $10.0 million with US Bank at December 31, 2023.

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

The eight (8) segments of the loan portfolio are as follows, net of unearned fees and unamortized loan origination costs (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this report):

Loan Segments for Allowance for Credit Loss Analysis	June 30, 2024	December 31, 2023
(In thousands)
Commercial and business loans	$58,907	$53,273
Government program loans	68	74
Total commercial and industrial	58,975	53,347
Real estate – mortgage:
Commercial real estate	442,180	386,134
Residential mortgages	252,118	260,539
Home improvement and home equity loans	28	36
Total real estate mortgage	694,326	646,709
Real estate construction and development	102,374	127,944
Agricultural	53,546	49,795
Installment and student loans	40,192	42,247
Total loans	$949,413	$920,042

Individually-Evaluated Loans and Specific Reserves:

The following table summarizes the components of individually-evaluated loans and related specific reserves:

	June 30, 2024		December 31, 2023
(In thousands)	Individually-Evaluated Loan Balances	Specific Reserve	Individually-Evaluated Loan Balances	Specific Reserve
Real estate construction and development	$12,067	$—	$11,390	$—
Agricultural	410	—	451	14
Total individually-evaluated loans	$12,477	$—	$11,841	$14

Individually-evaluated loans increased $636,000 to $12.5 million at June 30, 2024, compared to $11.8 million at December 31, 2023. There were no reserves for individually-evaluated loans using the discounted cash flow method at June 30, 2024, compared to $14,000 at December 31, 2023.

Collateral-Dependent Loans:

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$12,067	3	$11,390	3
Agricultural loans	390	1	390	1
Total	$12,457	4	$11,780	4

Credit Quality Indicators for Outstanding Student Loans:

The following table summarizes the credit quality indicators for outstanding student loans as of:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	35	$902	$605	44	$1,242	$734
Grace	9	340	206	18	473	296
Repayment	433	20,920	294	444	20,833	289
Deferment	229	10,018	2,466	237	10,163	2,022
Forbearance	85	4,413	143	98	5,782	133
Total	791	$36,593	$3,714	841	$38,493	$3,474

Included in installment loans are $36.6 million and $38.5 million in student loans at June 30, 2024, and December 31, 2023, respectively, made to medical and pharmacy school students. As of June 30, 2024, and December 31, 2023, the reserve against the student loan portfolio totaled $6.8 million and $6.3 million, respectively. Loan interest rates on the student loan portfolio are variable and range from 6.00% to 13.125 % at June 30, 2024, and December 31, 2023.

Nonperforming Assets:

The following table summarizes the components of nonperforming assets as of June 30, 2024, and December 31, 2023, and the percentage of nonperforming assets to total gross loans, total assets, and the percentage of nonperforming assets to allowance for loan losses:

(In thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$12,100	$11,448
Loans past due 90 days or more, still accruing	526	426
Loan modifications	92	—
Total nonperforming loans	12,718	11,874
Other real estate owned	4,582	4,582
Total nonperforming assets	$17,300	$16,456
Nonperforming loans to total gross loans	1.34%	1.29%
Nonperforming assets to total assets	1.42%	1.36%
Allowance for credit losses to nonperforming loans	120.48%	131.87%

Nonperforming assets, which are primarily related to the real estate loan and other-real-estate-owned portfolio, increased $844,000 from $16.5 million at December 31, 2023, to $17.3 million at June 30, 2024. Nonaccrual loan balances increased to $12.1 million between the two periods. All nonaccrual loans are well-collateralized and in the process of collection.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

(In thousands)	June 30, 2024	December 31, 2023	$ Change
Nonaccrual Loans:
Real estate construction and development	$12,080	$11,403	$677
Agricultural	20	45	(25)
Total nonaccrual loans	$12,100	$11,448	$652

Loans past due more than 30 days receive increased management attention and are monitored for increased risk. The Company continues to move past-due loans to nonaccrual status in an ongoing effort to recognize and address loan problems as early and most effectively as possible and appropriate. As individually-evaluated loans, nonaccrual, and modified loans are reviewed for specific reserve allocations, the allowance for credit losses is adjusted accordingly.

Except for nonaccrual and individually-evaluated loans, there were no loans at June 30, 2024, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with loan repayment terms.

Nonaccrual loans, totaling $12.1 million at June 30, 2024, increased $652,000 from $11.4 million at December 31, 2023, with real estate construction loans comprising 99.8% of total nonaccrual loans at June 30, 2024. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit-related issues. Nonaccrual loans represented 1.27% of total loans at June 30, 2024 and 1.24% at December 31, 2023. The loan allowance for credit loss represented 126.64% and 136.77%, respectively, of nonaccrual loans for the same periods.

Other real estate owned through foreclosure remained at $4.6 million for the periods ended June 30, 2024, and December 31, 2023. Nonperforming assets as a percentage of total assets increased from 1.36% at December 31, 2023, to 1.42% at June 30, 2024.

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for credit losses required to cover identified and potential losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets.

The following table summarizes special mention loans by type as of:

(In thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$421	$—
Commercial real estate mortgage	5,726	5,796
Agricultural	2,994	2,974
Total special mention loans	$9,141	$8,770

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

The following table provides a summary of the Company’s allowance for loan credit losses, loan loss provisions, and charge-off and recovery activity affecting the allowance for credit losses for the six months ended June 30, 2024, and June 30, 2023.

Allowance for Credit Losses - Summary of Activity:

(In thousands)	June 30, 2024	June 30, 2023
Total loans outstanding at end of period before deducting allowances for credit losses	$949,413	$960,121
Average loans outstanding during period	919,408	957,620

Balance of allowance at beginning of period	$15,658	$16,549
Loans charged-off:
Real estate	—	—
Commercial and industrial	—	—
Agricultural	—	—
Installment and student loans	(812)	(995)
Total loans charged-off	(812)	(995)
Recoveries of loans previously charged off:
Real estate	4	51
Commercial and industrial	1	1
Installment and student loans	166	41
Total loan recoveries	171	93
Net loans charged-off	(641)	(902)
Provision (1)	306	463
Balance of allowance for credit losses at end of period	$15,323	$16,110

Net loan charged-off to total average loans (annualized)	0.14%	0.19%
Net loan charged-off to loans at end of period (annualized)	0.07%	0.38%
Allowance for credit losses to total loans at end of period	1.61%	1.68%
Net loan charged-off to allowance for credit losses (annualized)	16.73%	22.40%
Provision for credit losses to net charged-off (annualized)	190.95%	102.66%
(1) There was a reversal of provision of $103,000 for unfunded loan commitments made during the six months ended June 30, 2024. There was a provision of $135,000 for unfunded loan commitments made during the six months ended June 30, 2023.

Provisions for credit losses are determined based on management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, expected losses within the portfolio, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2024, a $306,000 provision was recorded to the allowance for credit losses as compared to a $463,000 provision for the six months ended June 30, 2023.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances (including nonaccrual loans) in each category for the six months ended June 30, 2024 and June 30, 2023:

	June 30, 2024			June 30, 2023
(In thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	$(1)	$56,672	<0.01%	$(1)	$49,628	<0.01%
Real estate mortgages	(4)	648,726	<0.01%	(51)	667,376	<0.01%
RE construction and development	—	122,124	—%	—	148,340	—%
Agricultural	—	50,170	—%	—	50,332	—%
Installment and student loans	646	41,716	1.55%	954	44,972	2.12%
Total	$641	$919,408	0.07%	$902	$960,648	0.09%

Net charge-offs during the six months ended June 30, 2024, totaled $641,000 as compared to net charge-offs of $902,000 for the six months ended June 30, 2023. The Company charged-off or had partial charge-offs on 14 loans during the six months ended June 30, 2024, compared to 24 loans during the same period ended June 30, 2023. The annualized percentage of net charge-offs to average loans was 0.14% for the six months ended June 30, 2024, 0.25% for the year ended December 31, 2023, and 0.19% for the six months ended June 30, 2023. The Company’s loans, net of unearned fees, decreased from $960.1 million at June 30, 2023, to $949.4 million at June 30, 2024.

The allowance for credit losses at June 30, 2024, was 1.61% of outstanding loan balances, as compared to 1.70% at December 31, 2023, and 1.68% at June 30, 2023. At June 30, 2024, and June 30, 2023, unfunded loan commitment reserves of $732,000 and $935,000, respectively, were reported in other liabilities.

Management believes that the loan allowance for credit losses, totaling 1.61% of the loan portfolio at June 30, 2024, is adequate to absorb both known and inherent risks in the loan portfolio. No assurance can be given, however, regarding future economic conditions, or other circumstances, which may adversely affect the Company’s service areas and result in losses in the loan portfolio not captured by the current allowance for credit losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

The following table sets forth asset balances as of:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$38,757	3.2%	$40,784	3.4%
Loans, net of unearned income	949,413	77.8%	920,042	76.0%
Unpledged investment securities	80,858	6.6%	98,394	8.1%

At June 30, 2024, the loan-to-deposit ratio was 94.3%, compared to a loan-to-deposit ratio of 91.6% at December 31, 2023.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowing capabilities. Core deposits, which comprised approximately 92.2% of total deposits at June 30, 2024, provide a significant and stable funding source for the Company. The bank held $40.0 million in borrowings from a secured credit line with the Federal Home Loan Bank and $23.0 million in borrowings from an unsecured credit line with PCBB for a total of $63.0 million in short-term borrowings at June 30, 2024. Unused lines of credit with the Federal Reserve Bank and FHLB, totaling $659.6 million, were collateralized by investment securities and certain qualifying loans in the Company’s portfolio. The carrying value of loans pledged on these borrowing lines totaled $860.0 million at June 30, 2024. For further detail on the Company’s borrowing arrangements, see “Note 6 - Short-term Borrowings/Other Borrowings” in the notes to the consolidated financial statements.

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows):

(In thousands)	Balance
December 31, 2022	$38,595
June 30, 2023	58,403
December 31, 2023	40,784
June 30, 2024	38,757

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

The Company’s capital plan includes guidelines and trigger points designed to ensure sufficient capital is maintained at both the Bank and Company levels. Capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the Bank’s level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company, on a consolidated basis. The capital plan requires the Bank to maintain a Tier 1 Leverage Ratio equal to or greater than 9%. The Bank’s Tier 1 Capital Ratio was 12.67% and 11.18% at June 30, 2024 and 2023, respectively.

The following table sets forth the Company’s and the Bank’s actual capital positions at June 30, 2024 and December 31, 2023:

Capital Ratios:

	June 30, 2024	December 31, 2023	Minimum Requirement to be Well Capitalized	Minimum requirement for CBLR (1)
Tier 1 capital to adjusted average assets (Leverage Ratio)
Company	12.71%	11.82%	5.00%	9.00%
Bank	12.67%	11.83%	5.00%	9.00%
(1) If the Bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework (CBLR), it is deemed to be “well capitalized” under all other regulatory capital requirements. If the Bank’s leverage ratio falls below the minimum required, it would no longer be eligible to elect the use of the CBLR framework.

As of June 30, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both the Company and the Bank will continue to meet their minimum capital requirements for the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3.0 million of the outstanding stock of the Holding Company. This amount represents 2.4% of total shareholders’ equity of $127.4 million at June 30, 2024. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the six months ended June 30, 2024, the Company did not repurchase any of the shares available.

During the six months ended June 30, 2024, the Bank paid $4.3 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs, payments of interest on its junior subordinated debt, and dividend payments to shareholders.

On June 25, 2024, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on July 23, 2024, to shareholders of record as of July 8, 2024. Approximately $2.1 million was transferred from retained earnings to dividends payable to allow for the distribution of the dividend to shareholders.

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

As of June 30, 2024, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures was carried out under the supervision and participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended June 30, 2024.

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

United Security Bancshares

Date:	August 2, 2024	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer