Form 10-K/A
period 2023-12-31
UNITED SECURITY BANCSHARES
filed 2024-11-06
CIK 1137547

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

EXPLANATORY NOTE

Our Annual Report on Form 10-K for the year ended December 31, 2023 (Original Form 10‑K) was filed with versions of Exhibits 31.1, 31.2, 32.1, and 32.2 that referred to a Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 instead of the Annual Report on Form 10-K for the year ended December 31, 2023.

This Amendment No. 1 on Form 10-K/A (Amendment) to our Original Form 10-K, filed on March 26, 2024, is being filed for the purpose of correcting the references to a quarterly period on Form 10-Q instead of an annual period on Form 10-K in Exhibits 31.1, 31.2, 32.1, and 32.2.

This Amendment does not amend or otherwise update any other information in the Original Form 10-K and does not reflect events or circumstances occurring after the date of the Original Form 10-K.

UNITED SECURITY BANCSHARES

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

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.1.1	Amended Articles of Incorporation *

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (5)

10.3	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (2)

10.4	Amended and Restated Change in Control Agreement for David Eytcheson (5)

10.5	USB 2005 Stock Option Plan (3)

10.6	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.7	Executive Salary Continuation Agreement for Bhavneet Gill (5)

10.8	Executive Salary Continuation Agreement for William Yarbenet (5)

10.9	Employment Agreement for William Yarbenet (5)

10.10	Change in Control Agreement for Robert Oberg (6)

10.11	Executive Salary Continuation Agreement for Robert Oberg (6)

10.12	Information Technology Engagement Letter with Mahmood, LLC, Dated June 29, 2022 (8)

10.13	Employment Agreement for David Kinross (7)

11.1	Computation of earnings per share. See Note 17 to Consolidated Financial Statements set forth in “Item 8. Financial Statements and Supplementary Data” of this Report. *

21.1	Subsidiaries of the Company *

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm *

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97.1	Clawback Policy, dated November 28, 2023 *

101	Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) *

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
(8) Previously filed on March 29, 2023 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2022 (file number 000-32897).
* Previously filed.

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

United Security Bancshares

November 6, 2024	/s/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

November 6, 2024	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer