Form 10-Q
period 2024-09-30
UNITED SECURITY BANCSHARES
filed 2024-11-06
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 490-6261

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	UBFO	Nasdaq

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2024: 17,322,758

PART I. Financial Information
Item 1 - Financial Statements (Unaudited)

United Security Bancshares and Subsidiaries
Condensed Consolidated Balance Sheets – (unaudited)

(In thousands except shares)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$47,915	$40,784
Investment securities (at fair value)
Available-for-sale (AFS) securities (at fair-value) net of allowance for credit losses of $0 (amortized cost of $182,624 and $204,389)	165,211	181,266
Marketable equity securities	3,624	3,354
Total investment securities	168,835	184,620
Loans	976,622	921,341
Unearned fees and unamortized loan origination costs - net	(1,471)	(1,299)
Allowance for credit losses - loans	(16,523)	(15,658)
Net loans	958,628	904,384
Premises and equipment - net	8,846	9,098
Accrued interest receivable	8,293	7,928
Other real estate owned	4,582	4,582
Goodwill	4,488	4,488
Investment in limited partnerships	3,900	3,200
Deferred tax assets - net	12,410	14,055
Cash surrender value of life insurance - net	20,541	21,954
Operating lease right-of-use assets	3,173	1,338
Other assets	13,765	14,614
Total assets	$1,255,376	$1,211,045

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Non-interest-bearing	$360,117	$403,225
Interest-bearing	704,904	601,252
Total deposits	1,065,021	1,004,477
Short-term borrowings	34,000	62,000
Operating lease liabilities	3,266	1,437
Other liabilities	8,840	9,376
Junior subordinated debentures (at fair value)	11,393	11,213
Total liabilities	1,122,520	1,088,503
Commitments and contingencies (Note 17)
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,328,124 at September 30, 2024 and 17,167,895 at December 31, 2023	61,041	60,585
Retained earnings	83,035	76,995
Accumulated other comprehensive loss, net of tax	(11,220)	(15,038)
Total shareholders’ equity	132,856	122,542
Total liabilities and shareholders’ equity	$1,255,376	$1,211,045
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and EPS)	2024	2023	2024	2023
Interest Income:
Interest and fees on loans	$14,401	$13,763	$41,457	$40,292
Interest on investment securities	1,298	1,491	3,955	4,492
Interest on deposits at other banks	56	74	193	187
Total interest income	15,755	15,328	45,605	44,971
Interest Expense:
Interest on deposits	3,064	1,841	6,645	5,128
Interest on other borrowed funds	879	1,566	3,914	2,475
Total interest expense	3,943	3,407	10,559	7,603
Net Interest Income	11,812	11,921	35,046	37,368
Provision for credit losses	1,558	—	1,750	587
Net Interest Income after Provision for Credit Losses	10,254	11,921	33,296	36,781
Noninterest Income:
Customer service fees	719	686	2,143	2,187
Increase in cash surrender value of bank-owned life insurance	132	102	399	406
Unrealized gain (loss) on fair value of marketable equity securities	224	(92)	270	(99)
Gain on proceeds from bank-owned life insurance	—	—	573	—
Gain (loss) on fair value of junior subordinated debentures	661	(811)	141	(553)
Gain on sale of assets	—	—	11	—
Other	287	229	1,054	633
Total noninterest income	2,023	114	4,591	2,574
Noninterest Expense:
Salaries and employee benefits	3,526	3,376	10,414	9,937
Occupancy expense	990	984	2,731	2,804
Data processing	467	204	776	583
Professional fees	1,128	1,177	3,864	2,969
Regulatory assessments	159	169	493	554
Director fees	105	106	336	321
Correspondent bank service charges	12	20	35	57
Net cost of operation of OREO	37	30	89	126
Other	718	559	2,111	1,731
Total noninterest expense	7,142	6,625	20,849	19,082
Income before provision for taxes	5,135	5,410	17,038	20,273
Provision for income taxes	1,306	1,557	4,751	5,878
Net income	$3,829	$3,853	$12,287	$14,395
Net Income per common share
Basic	$0.22	$0.22	$0.72	$0.84
Diluted	$0.22	$0.22	$0.72	$0.84
Weighted average common shares outstanding
Basic	17,194,024	17,132,080	17,183,757	17,103,982
Diluted	17,206,391	17,140,204	17,187,102	17,115,875
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net Income	$3,829	$3,853	$12,287	$14,395
Unrealized gain (loss) on available-for-sale securities	5,772	(4,178)	5,711	(2,939)
Unrealized gain on unrecognized post-retirement costs	10	23	30	66
Unrealized (loss) gain on junior subordinated debentures	(596)	576	(321)	523
Other comprehensive income (loss), before tax	5,186	(3,579)	5,420	(2,350)
Tax (expense) benefit related to available-for-sale securities	(1,706)	1,236	(1,688)	869
Tax expense related to unrecognized post-retirement costs	(3)	(9)	(9)	(22)
Tax benefit (expense) related to junior subordinated debentures	176	(170)	95	(152)
Total other comprehensive income (loss)	3,653	(2,522)	3,818	(1,655)
Comprehensive income	$7,482	$1,331	$16,105	$12,740
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended September 30, 2024, and 2023

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance June 30, 2023	17,129,938	$60,451	$71,857	$(16,628)	$115,680
Other comprehensive loss	—	—	—	(2,522)	(2,522)
Dividends payable ($0.12 per share)	—	—	(2,056)	—	(2,056)
Restricted stock units released	5,657	—	—	—	—
Stock-based compensation expense	—	73	—	—	73
Net income	—	—	3,853	—	3,853
Balance September 30, 2023	17,135,595	$60,524	$73,654	$(19,150)	$115,028

Balance June 30, 2024	17,322,758	$60,938	$81,285	$(14,873)	$127,350
Other comprehensive income	—	—	—	3,653	3,653
Dividends payable ($0.12 per share)	—	—	(2,079)	—	(2,079)
Restricted stock units released	500	—	—	—	—
Restricted stock awards granted	4,866	—	—	—	—
Stock-based compensation expense	—	103	—	—	103
Net income	—	—	3,829	—	3,829
Balance September 30, 2024	17,328,124	$61,041	$83,035	$(11,220)	$132,856
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2024, and 2023

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance December 31, 2022	17,067,253	$60,030	$69,928	$(17,495)	$112,463
Other comprehensive loss	—	—	—	(1,655)	(1,655)
Dividends paid ($0.11 per share)	—	—	(1,880)	—	(1,880)
Dividends paid and payable ($0.12 per share)	—	—	(4,111)	—	(4,111)
Restricted stock units released	68,342	—	—	—	—
Tax benefit from restricted stock units released	—	(10)	—	—	(10)
Stock options exercised	—	106	—	—	106
Stock-based compensation expense	—	398	—	—	398
Cumulative effect of CECL adoption			(4,678)		(4,678)
Net income	—	—	14,395	—	14,395
Balance September 30, 2023	17,135,595	$60,524	$73,654	$(19,150)	$115,028

Balance December 31, 2023	17,167,895	$60,585	$76,995	$(15,038)	$122,542
Other comprehensive income	—	—	—	3,818	3,818
Dividends paid and payable (0.12 per share)	—	—	(6,247)	—	(6,247)
Restricted stock units released	24,006	—	—	—	—
Restricted stock awards granted	136,223	—	—	—	—
Stock-based compensation expense	—	456	—	—	456
Net income	—	—	12,287	—	12,287
Balance September 30, 2024	17,328,124	$61,041	$83,035	$(11,220)	$132,856
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2024	2023
Cash Flows From Operating Activities:
Net Income	$12,287	$14,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,750	587
Depreciation and amortization	1,095	1,107
Noncash lease expense	485	487
Amortization of premium/discount on investment securities, net	329	299
Operating lease payments	(491)	(494)
(Increase) decrease in accrued interest receivable	(365)	394
Increase in accrued interest payable	9	20
(Decrease) increase in accounts payable and accrued liabilities	(141)	7,290
Increase (decrease) in unearned fees and unamortized loan origination costs, net	172	(542)
Decrease (increase) in income taxes receivable	854	(355)
(Gain) loss on marketable equity securities	(270)	99
Stock-based compensation expense	456	388
Benefit for deferred income taxes	—	(9)
Gain on bank owned life insurance	(573)	—
Increase in cash surrender value of bank-owned life insurance	(399)	(406)
(Gain) loss on fair value option of junior subordinated debentures	(141)	553
Net decrease (increase) in other assets	65	(9,150)
Net cash provided by operating activities	15,122	14,663
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(12)	(1,435)
Maturities of available-for-sale securities	15,609	10,000
Principal payments of available-for-sale securities	5,829	9,666
Net (increase) decrease in loans	(56,555)	6,480
Investment in limited partnership	(700)	(400)
Proceeds from bank-owned life insurance	2,385	—
Capital expenditures of premises and equipment	(843)	(534)
Net cash (used in) provided by investing activities	(34,287)	23,777
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	50,347	(191,631)
Net increase in time deposits	10,196	13,779
Proceeds from exercise of stock options	—	106
Net (decrease) increase in short-term borrowings	(28,000)	142,000
Dividends on common stock	(6,247)	(5,992)
Net cash provided by (used in) financing activities	26,296	(41,738)
Net change in cash and cash equivalents	7,131	(3,298)
Cash and cash equivalents at beginning of period	40,784	38,595
Cash and cash equivalents at end of period	$47,915	$35,297
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

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale as of September 30, 2024, and December 31, 2023:

	September 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$3,009	$—	$(22)	$2,987
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	94,615	13	(9,857)	84,771
Municipal bonds	50,133	—	(6,099)	44,034
Corporate bonds	34,867	41	(1,489)	33,419
Total securities available-for-sale	$182,624	$54	$(17,467)	$165,211

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$6,197	$4	$(45)	$6,156
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	100,487	4	(12,307)	88,184
U.S. Treasury securities	12,510	—	(72)	12,438
Municipal bonds	50,382	—	(8,017)	42,365
Corporate bonds	34,813	24	(2,715)	32,122
Total securities available-for-sale	$204,389	$32	$(23,156)	$181,265

The amortized cost and fair value of securities available for sale at September 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	September 30, 2024
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$5,418	$5,363
Due after one year through five years	29,792	28,702
Due after five years through ten years	52,795	46,371
Due after ten years	4	4
Collateralized mortgage obligations	94,615	84,771
	$182,624	$165,211

There were no proceeds or realized gains or losses from the sale or call of available-for-sale securities for the three- and nine-month periods ended September 30, 2024, or September 30, 2023.

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using the proceeds to purchase securities that better fit with the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses recorded due to credit-related factors for the three- and nine-month periods ended September 30, 2024, or September 30, 2023.

At September 30, 2024, available-for-sale securities with an amortized cost of approximately $92.5 million and a fair value of $82.5 million were pledged as collateral for short-term borrowings, securitized deposits, and public funds balances. At December 31, 2023, available-for-sale securities with an amortized cost of approximately $94.3 million and a fair value of $82.9 million were pledged as collateral for short-term borrowings, securitized deposits, and public funds balances.

The following summarizes available-for-sale securities in an unrealized loss position for which a credit loss has not been recorded:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
September 30, 2024
U.S. Government agencies	$—	$—	$3,385	$(22)	$3,385	$(22)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	126	(1)	82,028	(9,856)	82,154	(9,857)
Municipal bonds	2,610	(400)	41,424	(5,699)	44,034	(6,099)
Corporate bonds	—	—	28,568	(1,489)	28,568	(1,489)
Total available-for-sale	$2,736	$(401)	$155,405	$(17,066)	$158,141	$(17,467)

December 31, 2023
U.S. Government agencies	$—	$—	$4,064	$(45)	$4,064	$(45)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	—	—	87,904	(12,307)	87,904	(12,307)
U.S. Treasury securities	—	—	12,438	(72)	12,438	(72)
Municipal bonds	—	—	42,366	(8,017)	42,366	(8,017)
Corporate bonds	—	—	27,286	(2,715)	27,286	(2,715)
Total available-for-sale	$—	$—	$174,058	$(23,156)	$174,058	$(23,156)

The following summarizes the number of available-for-sale securities in an unrealized loss position for which a credit loss has not been recorded:

	September 30, 2024	December 31, 2023
Securities available for sale:
U.S. Government agencies	4	4
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	40	46
Municipal bonds	46	45
Corporate bonds	8	8
U.S. Treasury securities	—	2
Total available for sale	98	105

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit losses. At September 30, 2024, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates and not credit quality. These declines are primarily the result of the fast pace and large increases in interest rates during the last two years, which have led to decreases in bond prices and increases in yields. Because the Company does not intend to sell these securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company did not consider it necessary to provide an allowance for any available-for-sale security at September 30, 2024, or December 31, 2023.

During the nine months ended September 30, 2024 and 2023, the Company recognized unrealized gains of $270,000 and unrealized losses of $99,000, respectively, related to one mutual fund included in marketable equity securities. During the quarters ended September 30, 2024, and 2023, the Company recognized unrealized gains of $224,000 and unrealized losses of $92,000, respectively, related to the same mutual fund.

The Company had no held-to-maturity or trading securities at September 30, 2024, or December 31, 2023.

3.Loans

Loans, net of unearned fees and unamortized loan origination costs, are comprised of the following:

(In thousands)	September 30, 2024		December 31, 2023
Commercial and industrial:
Commercial and business loans	$56,621	5.8%	$53,273	5.8%
Government program loans	65	<0.01%	74	<0.01%
Total commercial and industrial	56,686	5.8%	53,347	5.8%
Real estate mortgage:
Commercial real estate	439,187	45.0%	386,134	42.0%
Residential mortgages	248,695	25.5%	260,539	28.3%
Home improvement and home equity loans	26	<0.01%	36	<0.01%
Total real estate mortgage	687,908	70.5%	646,709	70.3%
Real estate construction and development	123,624	12.7%	127,944	13.9%
Agricultural	66,547	6.8%	49,795	5.4%
Installment and student loans	40,386	4.2%	42,247	4.6%
Total loans	$975,151	100.0%	$920,042	100.0%

The Company’s directly originated loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. The Company’s residential mortgage loans and participation loans with other financial institutions are primarily within the state of California.

Commercial and industrial loans are generally made to support the ongoing operations of small- to medium-sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of equipment, funding for growth, or general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate; the remainder are unsecured. Extensions of credit are predicated upon the financial capacity of the borrower and repayment is generally from the cash flow of the borrower.

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

Off-Balance Sheet Instruments

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2024, and December 31, 2023, these financial instruments include commitments to extend credit of $131.9 million and $183.5 million, respectively, and standby letters of credit of $12.8 million and $2.9 million for the same period ends, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the Company’s involvement in off-balance sheet financial instruments.

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

Past Due Loans

The following is a summary of the amortized cost of delinquent loans, net of unearned fees and costs, at September 30, 2024:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$56,621	$56,621	$—
Government program loans	—	—	—	—	65	65	—
Total commercial and industrial	—	—	—	—	56,686	56,686	—
Commercial real estate loans	—	—	—	—	439,187	439,187	—
Residential mortgages	—	130	—	130	248,565	248,695	—
Home improvement and home equity loans	—	—	—	—	26	26	—
Total real estate mortgage	—	130	—	130	687,778	687,908	—
Real estate construction and development loans	—	—	11,982	11,982	111,642	123,624	—
Agricultural loans	—	—	7	7	66,540	66,547	—
Installment and student loans	1,527	1,014	794	3,335	37,051	40,386	794
Total loans	$1,527	$1,144	$12,783	$15,454	$959,697	$975,151	$794

The following is a summary of the amortized cost of delinquent loans, net of unearned fees and costs, at December 31, 2023:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$53,273	$53,273	$—
Government program loans	—	—	—	—	74	74	—
Total commercial and industrial	—	—	—	—	53,347	53,347	—
Commercial real estate loans	—	—	—	—	386,134	386,134	—
Residential mortgages	—	—	—	—	260,539	260,539	—
Home improvement and home equity loans	—	—	—	—	36	36	—
Total real estate mortgage	—	—	—	—	646,709	646,709	—
Real estate construction and development loans	—	—	11,390	11,390	116,554	127,944	—
Agricultural loans	—	—	45	45	49,750	49,795	—
Installment and student loans	791	328	426	1,545	40,702	42,247	426
Total loans	$791	$328	$11,861	$12,980	$907,062	$920,042	$426

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

Loans on nonaccrual status are usually returned to accrual status when all delinquent principal and/or interest has been brought current, when there is no identified element of loss, and when current and continued satisfactory performance is expected. Return to accrual status is generally warranted through the timely receipt of at least six monthly payments on a loan with monthly amortization. There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2024, and 2023.

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2024, or December 31, 2023.

The following table presents the amortized cost basis of loans on nonaccrual status and accruing loans more than 90 days past due:

	September 30, 2024			December 31, 2023
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due
Real estate construction and development loans	11,995	11,995	—	11,403	11,403	—
Agricultural loans	7	7	—	—	45	—
Installment and student loans	—	—	794	—	—	426
Total	$12,002	$12,002	$794	$11,403	$11,448	$426

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

Borrower Rating:

The borrower rating is a measure of loss possibility based on the historical, current, and anticipated financial characteristics of the borrower in the current risk environment. To determine the rating, the Company considers the following factors:

-    Quality of management
-    Liquidity
-    Leverage/capitalization
-    Profit margins/earnings trend
-    Adequacy of financial records
-    Alternative funding sources
-    Geographic risk
-    Industry risk
-    Cash flow risk
-    Accounting practices
-    Asset protection
-    Extraordinary risks

The Company assigns risk ratings to loans, other than consumer loans and other homogeneous loan pools, based on the following scale. Consumer loans and other homogenous pools do not receive a risk rating at inception unless a loan becomes delinquent or exhibits other significant risk factors. The risk ratings are used when determining borrower ratings as well as facility ratings. The Company uses the following risk rating grades:

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

The following table presents loans by class, at amortized cost (net of unearned fees and costs), by risk rating, and period indicated as of or for the nine months ended September 30, 2024:

	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and business
Pass	$2,419	$3,248	$4,217	$386	$504	$820	$15,688	$—	$27,282
Special Mention	—	1,999	—	—	—	—	4,582	—	6,581
Substandard	—	—	75	—	—	52	22,631	—	22,758
Total	$2,419	$5,247	$4,292	$386	$504	$872	$42,901	$—	$56,621
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$4	$61	$—	$—	$65
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$4	$61	$—	$—	$65
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$77,489	$33,087	$80,559	$49,794	$38,093	$152,432	$1,491	$—	$432,945
Special Mention	—	—	—	—	5,686	—	—	—	5,686
Substandard	—	—	—	556	—	—	—	—	556
Total	$77,489	$33,087	$80,559	$50,350	$43,779	$152,432	$1,491	$—	$439,187
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$24,072	$198,774	$2,495	$6,809	$—	$—	$232,150
Pass	2,828	3,967	1,925	4,577	1,580	1,668	—	—	16,545
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$2,828	$3,967	$25,997	$203,351	$4,075	$8,477	$—	$—	$248,695
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$26	$—	$—	$26
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$26	$—	$—	$26
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate construction and development
Pass	$4,599	$14,015	$8,002	$—	$32,637	$2,797	$49,579	$—	$111,629
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,523	8,472	—	—	11,995
Total	$4,599	$14,015	$8,002	$—	$36,160	$11,269	$49,579	$—	$123,624
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Agricultural
Pass	$3,099	$2,122	$4,034	$495	$2,873	$11,740	$36,821	$—	$61,184
Special Mention	—	—	1,654	—	440	285	2,587	—	4,966
Substandard	—	—	—	—	—	7	390	—	397
Total	$3,099	$2,122	$5,688	$495	$3,313	$12,032	$39,798	$—	$66,547
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$482	$1,681	$154	$110	$38	$36,603	$525	$—	$39,593
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	793	—	—	793
Total	$482	$1,681	$154	$110	$38	$37,396	$525	$—	$40,386
Current period gross charge-offs	$17	$20	$—	$—	$—	$1,434	$—	$—	$1,471

Total loans outstanding (risk rating):
Not graded	$482	$1,681	$24,226	$198,884	$2,533	$43,438	$525	$—	$271,769
Pass	90,434	56,439	98,737	55,252	75,691	169,518	103,579	—	649,650
Special Mention	—	1,999	1,654	—	6,126	285	7,169	—	17,233
Substandard	—	—	75	556	3,523	9,324	23,021	—	36,499
Grand total loans	$90,916	$60,119	$124,692	$254,692	$87,873	$222,565	$134,294	$—	$975,151
Total current period gross charge-offs	$17	$20	$—	$—	$—	$1,434	$—	$—	$1,471

The following table presents loans by class, at amortized cost (net of unearned fees and costs), by risk rating, and period indicated as of or for the year ended December 31, 2023:

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

The following summarizes the activity in the allowance for credit losses by loan category:

	Three Months Ended September 30, 2024
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$2,113	$2,743	$2,397	$1,181	$6,889	$15,323
Provision (reversal) for credit losses (1)	393	(143)	423	539	621	1,833
Charge-offs	—	—	—	—	(658)	(658)
Recoveries	—	1	—	—	24	25
Ending balance	$2,506	$2,601	$2,820	$1,720	$6,876	$16,523
(1) There was also a reversal of provision of $270,000 for unfunded loan commitments and a provision for overdrafts of $5,000 during the quarter ended September 30, 2024.

	Three Months Ended September 30, 2023
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$2,007	$3,731	$3,513	$1,504	$5,355	$16,110
Provision (reversal) for credit losses (1)	(202)	(932)	164	63	907	—
Charge-offs	—	—	—	—	(603)	(603)
Recoveries	—	2	—	—	140	142
Ending balance	$1,805	$2,801	$3,677	$1,567	$5,799	$15,649
(1) There was no provision for unfunded loan commitments during the quarter ended September 30, 2023.

	Nine Months Ended September 30, 2024
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$1,903	$2,524	$3,614	$1,250	$6,367	$15,658
Provision (reversal) for credit losses (1)	602	72	(794)	470	1,790	2,140
Charge-offs	—	—	—	—	(1,471)	(1,471)
Recoveries	1	5	—	—	190	196
Ending balance	$2,506	$2,601	$2,820	$1,720	$6,876	$16,523
(1) There was also a reversal of provision of $373,000 for unfunded loan commitments and a provision for overdrafts of $17,000 during the nine months ended September 30, 2024.

	Nine Months Ended September 30, 2023
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$955	$1,363	$3,409	$525	$3,930	$10,182
Impact of ASC 326 adoption	1,336	2,359	720	1,025	927	6,367
Provision (reversal) for credit losses (1)	(487)	(974)	(452)	17	2,348	452
Charge-offs	—	—	—	—	(1,587)	(1,587)
Recoveries	1	53	—	—	181	235
Ending balance	$1,805	$2,801	$3,677	$1,567	$5,799	$15,649
(1) There was also a provision of $135,000 for unfunded loan commitments during the nine months ended September 30, 2023.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$11,985	3	$11,390	3
Agricultural loans	390	1	390	1
Total	$12,375	4	$11,780	4

Reserve for Unfunded Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit, and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk within the loan portfolio. There was a reversal of provision of $270,000 for unfunded loan commitments made during the quarter ended September 30, 2024, decreasing the liability balance to $462,000. For the quarter ended September 30, 2023, there was no provision made for unfunded loan commitments. The balance for unfunded loan commitments totaled $954,000 at September 30, 2023. For the nine months ended September 30, 2024, and 2023, a reversal of provision of $373,000 and a provision of $135,000 were made, respectively, for unfunded loan commitments. The reserve for the unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities.

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. There was one loan modification made during the nine months ended September 30, 2024 and no modifications made during the three months ended September 30, 2024. There was one loan modifications during the three and nine months ended September 30, 2023.

The following tables present loan modifications made to borrowers experiencing financial difficulties for the periods indicated:

	Three Months Ended September 30, 2023
(In thousands)	Principal Forgiveness	Term Extension	Interest Rate Reduction	Payment Delay	Total % of Loans Outstanding
Commercial and business loans	$—	$1,700	$—	$—	0.17%

	Nine Months Ended September 30, 2024
(In thousands)	Principal Forgiveness	Term Extension	Interest Rate Reduction	Payment Delay	Total % of Loans Outstanding
Commercial and business loans	$—	$52	$—	$—	<0.01%

	Nine Months Ended September 30, 2023
(In thousands)	Principal Forgiveness	Term Extension	Interest Rate Reduction	Payment Delay	Total % of Loans Outstanding
Commercial and business loans	$—	$1,700	$—	$—	0.17%

4.Student Loans

Included in the installment loan portfolio are $36.1 million and $38.5 million in student loans at September 30, 2024, and December 31, 2023, respectively, made to medical and pharmacy school students. Upon graduation, the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internships, medical residency, or fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. Student loans have not been originated or purchased since 2019.

As of September 30, 2024, and December 31, 2023, the reserve against the student loan portfolio was $6.8 million and $6.3 million, respectively. At September 30, 2024, there were $794,000 in student loans in the substandard category. At December 31, 2023, there were $426,000 in student loans included in the substandard category.

The following tables summarize the credit quality indicators for outstanding student loans:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	27	$740	$518	44	$1,242	$734
Grace	12	269	193	18	473	296
Repayment	408	19,077	296	444	20,833	289
Deferment	220	9,956	2,362	237	10,163	2,022
Forbearance	97	6,087	216	98	5,782	133
Total	764	$36,129	$3,585	841	$38,493	$3,474

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

Student Loan Aging

Student loans are generally charged off at the end of the quarter during which the account becomes 120 days contractually past due. Accrued but unpaid interest related to charged-off student loans is reversed and charged against interest income. For the nine months ended September 30, 2024, $131,000 in accrued interest receivable was reversed, due to charge-offs of $1.4 million. For the nine months ended September 30, 2023, $187,000 in accrued interest receivable was reversed, due to charge-offs of $1.6 million. For the three months ended September 30, 2024 and September 30, 2023, $73,000 in accrued interest receivable was reversed, due to charge-offs of $654,000, and $102,000 in accrued interest receivable was reversed, due to charge-offs of $603,000, respectively.

The following table summarizes the student loan aging for loans in repayment and forbearance:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	194	$21,844	221	$25,070
31 - 60 days	9	1,526	6	791
61 - 90 days	6	1,000	2	328
91 - 120 days	4	794	3	426
Total	213	$25,164	232	$26,615

5.Deposits

Deposits include the following:

(In thousands)	September 30, 2024	December 31, 2023
Noninterest-bearing deposits	$360,117	$403,225
Interest-bearing deposits:
NOW and money market accounts	509,802	406,857
Savings accounts	113,058	122,547
Time deposits:
Under $250,000	48,802	48,098
$250,000 and over	33,242	23,750
Total interest-bearing deposits	704,904	601,252
Total deposits	$1,065,021	$1,004,477

Included in total deposits at September 30, 2024 are $100.3 million in interest-bearing, brokered demand deposit accounts. At December 31, 2023, the Company held no brokered deposits.

6.Short-term Borrowings/Other Borrowings

The following table sets forth the Company’s credit lines, balances outstanding, and pledged collateral:

(In thousands)	September 30, 2024	December 31, 2023
Unsecured credit lines:
Credit limit	$90,000	$80,000
Balance outstanding	4,000	2,000
Federal Home Loan Bank:
Credit limit	130,988	128,935
Balance outstanding	30,000	60,000
Collateral pledged	230,085	232,144
Federal Reserve Bank:
Credit limit	503,412	463,501
Balance outstanding	—	—
Collateral pledged	636,877	608,045

At September 30, 2024, the Company’s available lines of credit totaled $724.4 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR. At September 30, 2024, pledged collateral at the Federal Home Loan Bank consisted of $2.0 million in available-for-sale investment securities and $228.1 million in loan balances. Pledged collateral at the Federal Reserve Bank consisted of $3.8 million in available-for-sale investment securities and $633.1 million in loan balances. At December 31, 2023, $230.1 million in loans and $2.1 million in available-for-sale investment securities were pledged as collateral for FHLB advances. Additionally, $604.0 million in loans and $4.1 million in available-for-sale investment securities were pledged as collateral for advances at the Federal Reserve Bank.

7.Leases

The Company leases land and premises for its branch banking offices, administration facility, and ITMs. The initial terms of these leases expire at various dates through 2044. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted to certain economic indices or market conditions. Lease terms may also include options for termination. Under guidance from Topic 842, the discount rate applied to the lease liability is calculated by determining the Bank’s incremental borrowing rate. Current rates for fully-secured loans with amounts and terms similar to the lease amount and term at inception are used to calculate the incremental borrowing rate. The liability is reduced at each reporting period based on the discounted present value of remaining payments. As of September 30, 2024, the Company had 13 operating leases and no financing leases.

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease expense	$199	$178	$562	$533
Variable lease expense	—	—	—	—
Total	$199	$178	$562	$533

Supplemental information related to leases is as follows:

	Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023
Operating cash flows from operating leases	$567	$533
ROU assets obtained in exchange for new operating lease liabilities	$2,320	$—
Weighted-average remaining lease term in years for operating leases	8.71	4.24
Weighted-average discount rate for operating leases	5.06%	5.10%

Maturities of lease liabilities are as follows:

(In thousands)	September 30, 2024
2025	$754
2026	522
2027	426
2028	414
2029	357
Thereafter	1,633
Total undiscounted cash flows	4,106
Less: present value discount	(840)
Present value of net future minimum lease payments	$3,266

8.Supplemental Cash Flow Disclosures

	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023
Cash paid during the period for:
Interest	$10,551	$7,853
Income taxes	5,400	—
Noncash investing activities:
ROU asset recognized	2,320	—
Impact of ASC 326 CECL adoption	—	6,367
Unrealized gain on unrecognized post-retirement costs, net of tax	30	66
Unrealized gain (loss) on available-for-sale securities, net of tax	5,711	(2,939)
Unrealized (loss) gain on junior subordinated debentures, net of tax	(321)	523
Cash dividend declared	2,079	2,056

9.Dividends on and Repurchase of Common Stock

On September 24, 2024, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on October 23, 2024, to shareholders of record as of October 7, 2024. Approximately $2.1 million was transferred from retained earnings to dividends payable as of September 30, 2024, to allow for distribution of the dividend to shareholders.

The Company has a program to repurchase up to $3.0 million of its outstanding common stock. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. For the three- and nine-month periods ended September 30, 2024, and September 30, 2023, no shares have been repurchased.

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (in thousands)	$3,829	$3,853	$12,287	$14,395
Weighted average shares issued and outstanding	17,194,024	17,132,080	17,183,757	17,103,982
Add: dilutive effect of stock options and unvested restricted stock	12,367	8,124	3,345	11,893
Weighted average shares outstanding adjusted for potential dilution	17,206,391	17,140,204	17,187,102	17,115,875
Basic earnings per share	$0.22	$0.22	$0.72	$0.84
Diluted earnings per share	$0.22	$0.22	$0.72	$0.84
Weighted average anti-dilutive shares excluded from earnings per share calculation	75,000	90,000	154,000	98,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2024, and December 31, 2023, the Company had no recorded valuation allowance. The Company is no longer subject to examinations by taxing authorities for years before 2019 and 2018 for Federal and California jurisdictions, respectively.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. There were no interest or penalties recognized on uncertain tax positions during the periods ended September 30, 2024 and 2023.

The Company reported a provision for income taxes of $1.3 million for the quarter ended September 30, 2024, compared to $1.6 million for the quarter ended September 30, 2023. The Company reported a provision for income taxes of $4.8 million for the nine months ended September 30, 2024, compared to $5.9 million for the comparable period of 2023. The effective tax rate was 25.43% for the quarter ended September 30, 2024, compared to 28.78% for the for the quarter ended September 30, 2023. The effective tax rate was 27.88% for the nine months ended September 30, 2024, compared to 29.00% for the comparable period of 2023.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities is $12.0 million as of September 30, 2024, and December 31, 2023. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its junior subordinated debt issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of September 30, 2024, the rate paid on the junior subordinated debt issued under USB Capital Trust II is the forward 3-month SOFR rate of 4.63% plus 129 basis points and is adjusted quarterly. At December 31, 2023, the rate paid on the junior subordinated debt was the forward 3-month SOFR rate of 5.33% plus 129 basis points

At September 30, 2024, the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine its present value. The cash flow model approach utilizes the forward three-month SOFR curve to estimate future quarterly interest payments due over the life of the debt instrument. Cash flows were discounted at a rate based on current market rates for similar-term debt instruments and adjusted for additional credit and liquidity risks associated with junior subordinated debt. The 5.83% discount rate used at September 30, 2024 represents an investor’s yield based on current market assumptions. At December 31, 2023, the discount rate was 6.14%. At September 30, 2024, the total cumulative gain recorded on the debt was $1.3 million.

The following table provides detail on the Company’s junior subordinated debt/trust preferred securities:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net fair value calculation gain (loss)	$65	$(234)	$(179)	$29
Other comprehensive income (loss) gain	(596)	576	(321)	523
Recognized gain (loss) on fair value	661	(811)	141	(553)
Cumulative gain recorded	1,282	1,702	1,282	1,702
Discount rate	5.83%	7.23%	5.83%	7.23%

The net fair value calculation performed as of September 30, 2024, resulted in a net pretax loss adjustment of $179,000 for the nine months ended September 30, 2024, compared to a net pretax gain adjustment of $29,000 for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, the net $179,000 fair value loss adjustment was separately presented as a $141,000 gain, ($99,000 net of tax) recognized on the consolidated statements of income, and a $321,000 loss, ($226,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the nine months ended September 30, 2023, the net $29,000 fair value gain adjustment was separately presented as a $553,000 loss, ($390,000 net of tax) recognized on the consolidated statements of income, and a $523,000 gain, ($368,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods indicated.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	September 30, 2024
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$165,211	$165,211	$2,835	$162,376	$—
Marketable equity securities	3,624	3,624	3,624	—	—
Loans, net	958,628	934,291	—	—	934,291
Financial Liabilities:
Time deposits	82,044	82,777	—	—	82,777
Short-term borrowings	34,000	34,000	34,000	—	—
Junior subordinated debt	11,393	11,393	—	—	11,393

	December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$181,266	$181,266	$12,438	$168,828	$—
Marketable equity securities	3,354	3,354	3,354	—	—
Loans, net	904,384	871,681	—	—	871,681
Financial Liabilities:
Time deposits	71,848	71,414	—	—	71,414
Short-term borrowings	62,000	62,000	62,000	—	—
Junior subordinated debt	11,213	11,213	—	—	11,213

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

The Company recognizes transfers between Levels 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurement classifications during the nine months ended September 30, 2024, or the nine months ended September 30, 2023.

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

Individually-Evaluated Loans - Fair value measurements for individually-evaluated loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third-party appraisals or observed market prices. Collateral-dependent loans are measured for impairment using the fair value of the collateral. There were no individually-evaluated loans measured at fair value as of September 30, 2024 or December 31, 2023.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third-party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. No OREO properties were measured at fair value as of September 30, 2024, or December 31, 2023.

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024:

(In thousands)	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$2,987	$—	$2,987	$—
U.S. Government collateralized mortgage obligations	84,771	—	84,771	—
Municipal bonds	44,034	—	44,034	—
Corporate bond	33,419	—	33,419	—
Total AFS securities	165,211	—	165,211	—
Marketable equity securities	3,624	3,624	—	—
Total	$168,835	$3,624	$165,211	$—

Liabilities:
Junior subordinated debt	$11,393	$—	$—	$11,393
Total	$11,393	$—	$—	$11,393

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023:

(In thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$6,156	$—	$6,156	$—
U.S. Government collateralized mortgage obligations	88,184	—	88,184	—
Municipal bonds	42,365	—	42,365	—
Treasury securities	12,438	—	12,438	—
Corporate bonds	32,122	—	32,122	—
Total AFS securities	181,265	—	181,265	—
Marketable equity securities	3,354	3,354	—	—
Total	$184,619	$3,354	$181,265	$—

Liabilities:
Junior subordinated debt	$11,213	$—	$—	$11,213
Total	$11,213	$—	$—	$11,213

There were no non-recurring fair value adjustments at September 30, 2024, or December 31, 2023.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2024, and December 31, 2023:

September 30, 2024				December 31, 2023
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	5.83%	Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	6.14%

Management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the nonperformance risk premium a willing market participant would require under current, inactive market conditions. Management attributes the change in fair value of the junior subordinated debentures to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk-adjusted spread and/or a decrease in the forward three-month SOFR curve will result in a positive fair value adjustment and a decrease in the fair value measurement. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the forward three-month SOFR curve will result in a negative fair value adjustment and an increase in the fair value measurement. The decrease in discount rate between the periods ended September 30, 2024, and December 31, 2023, is primarily due to decreases in rates for similar debt instruments.

The following table provides a reconciliation of liabilities at fair value using Level 3 significant, unobservable inputs on a recurring basis:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Junior Subordinated Debt:
Beginning balance	$11,454	$10,719	$11,213	$10,883
Gross (gain) loss included in earnings	(661)	811	(141)	553
Gross loss (gain) related to changes in instrument-specific credit risk	596	(576)	320	(523)
Increase in accrued interest	4	$12	1	53
Ending balance	$11,393	$10,966	$11,393	$10,966
Amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date	$(661)	$811	$(141)	$553

14.Goodwill and Intangible Assets

At September 30, 2024, the Company held goodwill of $4.5 million in connection with various business combinations and purchases. This amount was unchanged from the balance of $4.5 million at December 31, 2023. The Company conducts impairment analysis on goodwill both annually and in the event of triggering events, if any. The Company performed an analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2023, with no triggering events occurring through the period ended September 30, 2024.

15.Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	September 30, 2024			December 31, 2023
(In thousands)	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$(16,290)	$(130)	$1,382	$(19,066)	$(194)	$1,765
Current period comprehensive income (loss), net of tax	4,023	21	(226)	2,776	64	(383)
Ending balance	$(12,267)	$(109)	$1,156	$(16,290)	$(130)	$1,382
Accumulated other comprehensive loss			$(11,220)			$(15,038)

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

At both September 30, 2024 and December 31, 2023, the Bank’s investment in York Monterey Properties, Inc., totaled $5.0 million. York Monterey Properties, Inc., is included within the consolidated financial statements of the Company, with $4.6 of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets.

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

(In thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$131,947	$183,537
Standby letters of credit	$12,774	$2,940

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from one month to three years. At September 30, 2024, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $12.8 million.

The remaining unfunded commitments for the investment in limited partnerships as of September 30, 2024, and December 31, 2023, totaled $2,600,000 and $800,000, respectively.

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
•Asset/liability matching risks; and
•Changes in accounting policies or procedures.

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

Third Quarter 2024 Highlights (as of, or for, the quarter ended September 30, 2024, except where noted):

▪Net interest margin increased to 4.20% for the quarter ended September 30, 2024, compared to 4.09% for the quarter ended September 30, 2023.
▪Annualized average cost of deposits was 1.18% for the quarter ended September 30, 2024, compared to 0.71% for the quarter ended September 30, 2023.
▪Annualized average cost of funds, including short-term borrowings, was 1.38% for the quarter ended September 30, 2024, compared to 1.13% for the quarter ended September 30, 2023.
▪Net income for the quarter decreased 0.62% to $3.8 million for the quarter ended September 30, 2024, compared to the $3.9 million reported for the quarter ended September 30, 2023.
▪Interest and fees on loans increased 4.64% to $14.4 million, as a result of increases in interest rates despite a decrease in average loan balances, compared to $13.8 million for the third quarter of 2023.
▪Interest expense increased 15.7% to $3.9 million, as a result of increases in short-term borrowing costs and interest expense on purchased brokered deposits, compared to $3.4 million for the third quarter of 2023.
▪The total fair value of the junior subordinated debentures (TRUPs) increased by $65,000 during the quarter ended September 30, 2024. A gain of $661,000 was recorded through the income statement and a loss of $596,000 was recorded through accumulated other comprehensive income. For the quarter ended September 30, 2023, the net $234,000 fair value loss was separately presented as a $811,000 loss recorded through the income statement and a $576,000 gain recorded through accumulated other comprehensive income.
▪The Company recorded a provision for credit losses of $1.6 million for the quarter ended September 30, 2024. There was no provision recorded for the quarter ended September 30, 2023.
▪Net interest income before the provision for credit losses decreased 0.91% to $11.8 million for the quarter ended September 30, 2024, compared to $11.9 million for the quarter ended September 30, 2023.
▪Annualized return on average assets (ROAA) increased to 1.24% for the quarter ended September 30, 2024, compared to 1.21% for the quarter ended September 30, 2023.
▪Annualized return on average equity (ROAE) decreased to 11.63% for the quarter ended September 30, 2024, compared to 13.06% for the quarter ended September 30, 2023.
▪The Company had remaining available secured lines of credit of $604.4 million, available unsecured lines of credit of $86.0 million, unpledged investment securities of $82.7 million, and cash and cash equivalents of $47.9 million as of September 30, 2024. Short-term borrowings totaled $34.0 million at September 30, 2024, compared to $62.0 million at December 31, 2023.
▪Total loans, net of unearned fees, increased 5.99% to $975.2 million, compared to $920.0 million at December 31, 2023.
▪Total investments decreased 8.55% to $168.8 million, compared to $184.6 million at December 31, 2023.
▪Total deposits increased 6.0% to $1.07 billion, compared to $1.00 billion at December 31, 2023.
▪Net charge-offs totaled $633,000 for the quarter ended September 30, 2024, compared to $467,000 for the quarter ended September 30, 2023.
▪The allowance for credit losses as a percentage of gross loans decreased to 1.69%, compared to 1.70% at December 31, 2023.
▪Book value per share increased to $7.67, compared to $7.14 at December 31, 2023.
▪The Company’s capital position remains well-capitalized with a 12.44% Tier 1 Leverage Ratio compared to 11.82% as of December 31, 2023.

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

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Business results are dependent in large part upon the business activity, population, income levels, deposits, and real estate activity in the Central Valley, and declines in economic conditions can have materially-adverse effects on the Bank. Due to the Central Valley’s economic dependence on agriculture, a downturn in agriculture and agricultural-related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are to some extent impacted by, the agricultural industry. The agricultural industry has been affected by declines in prices and changes in yields of various crops and other agricultural commodities. Weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral for our loans. Moreover, weaker prices might stress or threaten farming operations in the Central Valley, potentially reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure. While most of our borrowers are not directly involved in agriculture, they would likely be impacted by downturns in the agricultural industry as many jobs in our market areas are ancillary to the regular production, processing, marketing, and sale of agricultural commodities. Despite the unusually wet winter experienced recently, the state of California has experienced severe droughts in the past which have resulted in water-allocation reductions for farmers in the Central Valley. Due to these uncertain water issues, the impact on businesses and consumers located in the Company’s market areas is not possible to predict or quantify. In response to drought conditions, the California state legislature passed the Sustainable Groundwater Management Act in 2014 with the goal of ensuring better local and regional management of groundwater use and sustainable groundwater management in California by 2042. Development, preparation, and implementation of the Groundwater Sustainability Plan began in 2020. The effects of this plan have yet to be determined.

The Company’s earnings are impacted by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank (FRB) has a significant impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments. and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks may be subject. At their September 2024 meeting, the Federal Open Market Committee (FOMC) decreased interest rates by 50 basis points, lowering rates for the first time in four years. Further decreases are currently expected over the next few years. It is unknown what effects increases or decreases in the inflation rate and the recent banking turmoil, in conjunction with continued international instability, will have on FRB monetary policies.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Managing the balance sheet, enhancing revenue sources, attracting and retaining deposit customers, and maintaining market share will continue to be of primary importance.

Results of Operations

On a year-to-date basis, the Company reported net income of $12.3 million, or $0.72 per share ($0.72 diluted), for the nine months ended September 30, 2024, compared to $14.4 million, or $0.84 per share ($0.84 diluted), for the same period in 2023. The Company’s annualized return on average assets was 1.36% for the nine months ended September 30, 2024, compared to 1.52% for the nine months ended September 30, 2023. The Company’s annualized return on average equity was 12.95% for the nine months ended September 30, 2024, compared to 16.64% for the nine months ended September 30, 2023. The decrease in the return on average assets is primarily attributable to decreases in income and average assets. The decrease in the return on average equity is primarily due to a decrease in net income and an increase in average equity.

Net Interest Income

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the three and nine month periods ended September 30, 2024, and 2023.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:

	Three Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1) (2)	$949,207	$14,401	6.04%	$945,759	$13,763	5.77%
Investment securities (3)	166,977	1,298	3.09%	203,516	1,491	2.91%
Interest-bearing deposits in other banks	3,896	56	5.72%	5,876	74	5.00%
Total interest-earning assets	1,120,080	$15,755	5.60%	1,155,151	$15,328	5.26%
Allowance for credit losses	(15,296)			(15,817)
Noninterest-earning assets:
Cash and non-interest-bearing deposits in other banks	34,113			33,172
Nonaccrual loans	12,053			13,102
Premises and equipment, net	9,014			9,318
Accrued interest receivable	7,293			7,046
Other real estate owned	4,582			4,582
Other non-earning assets	59,443			60,090
Total average assets	$1,231,282			$1,266,644
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$118,014	$196	0.66%	$134,143	$101	0.30%
Money market accounts	368,369	2,258	2.44%	254,964	854	1.33%
Savings accounts	114,839	32	0.11%	114,513	225	0.78%
Time deposits	77,112	578	2.98%	95,117	661	2.76%
Other borrowings	44,704	667	5.94%	99,854	1,356	5.30%
Junior subordinated debentures (4)	12,464	211	6.73%	12,464	209	6.65%
Total interest-bearing liabilities	735,502	$3,942	2.13%	711,055	$3,406	1.90%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	353,944			423,180
Other liabilities	10,907			15,008
Total liabilities	1,100,353			1,149,243
Total shareholders’ equity	130,929			117,401
Total average liabilities and shareholders’ equity	$1,231,282			$1,266,644
Interest income as a percentage of average earning assets			5.60%			5.26%
Interest expense as a percentage of average earning assets			1.40%			1.17%
Net interest margin			4.20%			4.09%
(1)Loan interest income includes loan fee costs of approximately $161,000 for the three months ended September 30, 2024, and loan fee income of $14,000 for the three months ended September 30, 2023.
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

Distribution of Average Assets, Liabilities and Shareholders’ Equity:

	Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1) (2)	$921,454	$41,457	6.01%	$944,744	$40,292	5.70%
Investment securities (3)	169,924	3,955	3.11%	207,530	4,492	2.89%
Interest-bearing deposits in other banks	4,634	193	5.56%	5,016	187	4.98%
Total interest-earning assets	1,096,012	$45,605	5.56%	1,157,290	$44,971	5.20%
Allowance for credit losses	(15,476)			(15,986)
Noninterest-earning assets:
Cash and non-interest-bearing deposits in other banks	33,140			35,111
Nonaccrual loans	11,995			13,294
Premises and equipment, net	9,066			9,466
Accrued interest receivable	7,255			7,364
Other real estate owned	4,582			4,582
Other non-earning assets	60,083			59,650
Total average assets	$1,206,657			$1,270,771
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$127,264	$569	0.60%	$138,381	$219	0.21%
Money market accounts	305,665	4,354	1.90%	332,361	3,450	1.39%
Savings accounts	117,716	97	0.11%	118,468	98	0.11%
Time deposits	74,054	1,624	2.93%	74,854	1,361	2.43%
Other borrowings	77,417	3,286	5.67%	47,088	1,888	5.36%
Junior subordinated debentures (4)	12,464	628	6.73%	12,464	586	6.29%
Total interest-bearing liabilities	714,580	$10,558	1.97%	723,616	$7,602	1.41%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	355,599			419,808
Other liabilities	9,721			11,341
Total liabilities	1,079,900			1,154,765
Total shareholders’ equity	126,757			116,006
Total average liabilities and shareholders’ equity	$1,206,657			$1,270,771
Interest income as a percentage of average earning assets			5.56%			5.20%
Interest expense as a percentage of average earning assets			1.29%			0.88%
Net interest margin			4.27%			4.32%
(1)Loan interest income includes loan fee costs of approximately $533,000 for the nine months ended September 30, 2024, and loan fee income of $182,000 for the nine months ended September 30, 2023.
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

The prime rate decreased from 8.50% at September 30, 2023, to 8.00% at September 30, 2024. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Rate and Volume Analysis:

	Three Months Ended
	September 30, 2024, compared to September 30, 2023
(In thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Loans	$590	$48	$638
Investment securities available for sale	90	(283)	(193)
Interest-bearing deposits in FRB	13	(31)	(18)
Total interest income	693	(266)	427
Increase (decrease) in interest expense:
Interest-bearing demand accounts	1,212	286	1,498
Savings and money market accounts	(194)	1	(193)
Time deposits	51	(133)	(82)
Other borrowings	126	(815)	(689)
Junior subordinated debentures	2	—	2
Total interest expense	1,197	(661)	536
Increase (decrease) in net interest income	$(504)	$395	$(109)

For the three months ended September 30, 2024, total interest income increased $427,000, or 2.8%, compared to the three months ended September 30, 2023. In comparing the two periods, average interest-earning assets decreased $35.1 million, with a decrease of $36.5 million in average investment securities balances and a decrease of $2.0 million in average balances held at the Federal Reserve Bank, offset by an increase of $2.4 million in average loan balances. The increase in average loan balances is attributed primarily to increases in the commercial and industrial portfolio, the real estate mortgage portfolio, and the agricultural portfolio, offset by decreases in the real estate construction portfolio and the installment portfolio. Loan yields increased 27 basis points and investment securities yields increased 18 basis points. The average yield on total interest-earning assets increased 34 basis points. The increase in yields is a result of the increases in loan yields, investment securities yields, and yields on overnight deposits held at the Federal Reserve Bank.

	Nine Months Ended
	September 30, 2024, compared to September 30, 2023
(In thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Loans	$2,163	$(998)	$1,165
Investment securities available for sale	317	(854)	(537)
Interest-bearing deposits in FRB	22	(16)	6
Total interest income	2,502	(1,868)	634
Increase (decrease) in interest expense:
Interest-bearing demand accounts	1,568	(314)	1,254
Savings and money market accounts	—	(1)	(1)
Time deposits	278	(15)	263
Other borrowings	115	1,283	1,398
Junior subordinated debentures	42	—	42
Total interest expense	2,003	953	2,956
Increase (decrease) in net interest income	$499	$(2,821)	$(2,322)

For the nine months ended September 30, 2024, total interest income increased $634,000, or 1.41%, compared to the nine months ended September 30, 2023. In comparing the two periods, average interest-earning assets decreased $61.3 million, with a decrease of $24.6 million in average loan balances, a decrease of $37.6 million in average investment securities balances, and a decrease of $382,000 in average balances held at the Federal Reserve Bank. The increase in average loan balances is attributed primarily to increases in the agricultural portfolio, the commercial and industrial portfolio, and the installment portfolio, offset by decreases in the real estate construction and development portfolio and the real estate mortgage portfolio. Loan yields increased 31 basis points and investment securities yields increased 22 basis points. The average yield on total interest-earning assets increased 36 basis points. Yields on loans, investment securities, and overnight deposits increased due to rate increases.

The overall average yield on the loan portfolio increased to 6.01% for the nine months ended September 30, 2024, compared to 5.70% for the nine months ended September 30, 2023. At September 30, 2024, 31.0% of the Company’s loan portfolio consisted of floating rate instruments, compared to 31.7% of the portfolio at December 31, 2023, with the majority of those tied to the prime rate. Approximately 63.2%, or $191.4 million, of the floating-rate loans had rate floors at September 30, 2024.
Approximately 56.3%, or $164.0 million, of the floating-rate loans had rate floors at December 31, 2023.

The Company’s net interest margin decreased to 4.27% for the nine months ended September 30, 2024, compared to 4.32% for the nine months ended September 30, 2023. The net interest margin decreased primarily as a result of increases in deposit and short-term borrowing costs, offset by increases in yields on interest-earning assets. The yield on average interest-earning assets increased from 5.20% to 5.56%. Yields on average interest-bearing liabilities increased from 1.41% to 1.97%.

While deposit rates have increased, the Company’s disciplined deposit pricing efforts have helped keep the Company’s cost of funds relatively low. The rates paid on interest-bearing liabilities increased to 1.97% for the nine months ended September 30, 2024, compared to 1.41% for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, total interest expense increased approximately $3.0 million, or 38.9%, as compared to the nine months ended September 30, 2023. Between those two periods, average interest-bearing liabilities decreased by $9.0 million due to decreases in NOW and money market accounts, savings accounts, and time deposits, partially offset by increases in short-term borrowings. The Company may purchase brokered deposits as an additional source of funding. At September 30, 2024, the Company held $100.3 million in brokered deposits. At December 31, 2023, the Company held no brokered deposits.

Interest-Earning Assets and Liabilities:

The following table summarizes the year-to-date (YTD) averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Averages
	September 30, 2024	December 31, 2023	September 30, 2023
Loans	84.08%	82.11%	81.84%
Investment securities available for sale	15.50%	17.36%	17.73%
Interest-bearing deposits in other banks	0.42%	0.53%	0.43%
Total interest-earning assets	100.00%	100.00%	100.00%
NOW accounts	17.82%	18.90%	19.17%
Money market accounts	42.78%	42.98%	46.04%
Savings accounts	16.47%	16.46%	16.41%
Time deposits	10.36%	11.46%	10.37%
Other borrowings	10.83%	8.71%	6.52%
Junior subordinated debentures	1.74%	1.49%	1.49%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Changes in Noninterest Income:

The following tables set forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2024, and 2023:

	Three Months Ended
(In thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Customer service fees	$719	$686	$33	4.8%
Increase in cash surrender value of bank-owned life insurance	132	102	30	29.4%
Gain (loss) on fair value of marketable equity securities	224	(92)	316	343.5%
Gain (loss) on fair value of junior subordinated debentures	661	(811)	1,472	181.5%
Other	287	229	58	25.3%
Total noninterest income	$2,023	$114	$1,909	1,674.6%

Noninterest income for the quarter ended September 30, 2024, increased $1.9 million to $2.0 million compared to the quarter ended September 30, 2023. The change in fair value of junior subordinated debentures caused a $661,000 gain for the quarter ended September 30, 2024, compared to a $811,000 loss for the quarter ended September 30, 2023, resulting in a difference of $1.5 million. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve. The change in the fair value of marketable equity securities was due to a recorded gain of $224,000 for the quarter ended September 30, 2024, compared to a recorded loss of $92,000 for the quarter ended September 30, 2023. Customer service fees for the quarter ended September 30, 2024 increased $33,000 when compared to the quarter ended September 30, 2023.

	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Customer service fees	$2,143	$2,187	$(44)	(2.0)%
Increase in cash surrender value of bank-owned life insurance	399	406	(7)	(1.7)%
Gain (loss) on fair value of marketable equity securities	270	(99)	369	372.7%
Gain on death benefit proceeds from bank-owned life insurance	573	—	573	100.0%
Gain (loss) on fair value of junior subordinated debentures	141	(553)	694	125.5%
Gain on sale of assets	11	—	11	100.0%
Other	1,054	633	421	66.5%
Total noninterest income	$4,591	$2,574	$2,017	78.4%

Noninterest income for the nine months ended September 30, 2024, increased $2.0 million to $4.6 million compared to the nine months ended September 30, 2023. The change in fair value of junior subordinated debentures caused a $141,000 gain for the nine months ended September 30, 2024, compared to a $553,000 loss for the nine months ended September 30, 2023, resulting in a difference of $694,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve. Also included in noninterest income for the nine months ended September 30, 2024 is a gain of $573,000 on proceeds from life insurance. The change in the fair value of marketable equity securities was due to a recorded gain of $270,000 for the nine months ended September 30, 2024, compared to a recorded loss of $99,000 for the nine months ended September 30, 2023. Customer service fees decreased $44,000 between the two periods. Other noninterest income increased due to increases in miscellaneous income. Included in the increase in miscellaneous income is an increase of $132,000 in FHLB dividends.

Noninterest Expense

Changes in Noninterest Expense:

The following tables set forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2024, and 2023:

	Three Months Ended
(In thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Salaries and employee benefits	$3,526	$3,376	$150	4.4%
Occupancy expense	990	984	6	0.6%
Data processing	467	204	263	128.9%
Professional fees	1,128	1,177	(49)	(4.2)%
Regulatory assessments	159	169	(10)	(5.9)%
Director fees	105	106	(1)	(0.9)%
Correspondent bank service charges	12	20	(8)	(40.0)%
Net cost of operation of OREO	37	30	7	23.3%
Other	718	559	159	28.4%
Total expense	$7,142	$6,625	$517	7.8%

Noninterest expense for the quarter ended September 30, 2024, increased $517,000 to $7.1 million, compared to the quarter ended September 30, 2023. The increase was primarily attributed to increases in data processing expenses and salaries and employee benefits, and was partially offset by decreases in professional fees and regulatory assessments. The increase in salaries and employee benefits was caused by increases in salary expense, group insurance expense, and stock compensation expense.

	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Salaries and employee benefits	$10,414	$9,937	$477	4.8%
Occupancy expense	2,731	2,804	(73)	(2.6)%
Data processing	776	583	193	33.1%
Professional fees	3,864	2,969	895	30.1%
Regulatory assessments	493	554	(61)	(11.0)%
Director fees	336	321	15	4.7%
Correspondent bank service charges	35	57	(22)	(38.6)%
Net cost of operation of OREO	89	126	(37)	(29.4)%
Other	2,111	1,731	380	22.0%
Total expense	$20,849	$19,082	$1,767	9.3%

Noninterest expense for the nine months ended September 30, 2024, increased $1.8 million to $20.8 million, compared to the nine months ended September 30, 2023. The increase was primarily attributed to increases in professional fees and salaries and employee benefits, and was partially offset by decreases in occupancy expense and regulatory assessments. Professional fees increased primarily due to increases in service contract expenses related to recently outsourced information technology services. The increase in salaries and employee benefits was caused by increases in salary expenses, 401(k) expenses, and stock compensation expense.

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

The Company has reviewed all of its tax positions as of September 30, 2024, and has determined that there are no material additional amounts to be recorded under the current income tax accounting guidelines.

The Company’s effective tax rate for the three months ended September 30, 2024, was 25.43% compared to 28.78% for the three months ended September 30, 2023. The Company’s effective tax rate for the nine months ended September 30, 2024, was 27.88% compared to 29.00% for the nine months ended September 30, 2023.

Financial Condition

The following table illustrates the changes in balances as of and for the periods ended:

(In thousands)	September 30, 2024	December 31, 2023	September 30, 2023	Year-to-Date $ Change	Prior Period $ Change
Due from Federal Reserve Bank (FRB)	$3,912	$207	$968	$3,705	$2,944
Net loans	958,628	904,384	957,222	54,244	1,406
Investment securities	168,835	184,620	187,857	(15,785)	(19,022)
Total assets	1,255,376	1,211,045	1,273,092	44,331	(17,716)
Total deposits	1,065,021	1,004,477	987,631	60,544	77,390
Total liabilities	1,122,520	1,088,503	1,158,064	34,017	(35,544)
Average interest-earning assets	1,096,012	1,147,728	1,157,290	(51,716)	(61,278)
Average interest-bearing liabilities	714,580	725,075	723,616	(10,495)	(9,036)

Net loans increased during the nine months ended September 30, 2024, and on a year-over-year basis, due to organic loan growth. Investment securities decreased on a year-over-year and year-to-date basis due to repayments of principal and maturities. Deposits increased on a year-over-year and year-to-date basis due to the purchase of $100.0 million in brokered, interest-bearing deposits during 2024. The balances in overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold increased on a year-over-year and year-to-date basis due to the increase in deposit balances. Short-term borrowings totaled $34.0 million at September 30, 2024, and $142.0 million September 30, 2023.

Earning assets averaged $1.10 billion during the nine months ended September 30, 2024, compared to $1.16 billion for the same period in 2023. Average interest-bearing liabilities decreased to $714.6 million for the nine months ended September 30, 2024, from $723.6 million for the comparative period of 2023.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $975.2 million at September 30, 2024, an increase of $55.1 million, or 6.0%, when compared to the balance of $920.0 million at December 31, 2023, and a increase of $2.3 million, or 0.2%, when compared to the balance of $972.9 million reported at September 30, 2023. Loans on average decreased $24.6 million, or 2.6%, between the nine months ended September 30, 2023 and September 30, 2024, with loans, excluding nonaccrual loans, averaging $921.5 million for the nine months ended September 30, 2024, as compared to $944.7 million for the same period in 2023.

The following table sets forth the amounts of loans outstanding by category and the category percentages for the periods presented:

	September 30, 2024		December 31, 2023		September 30, 2023
(In thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$56,686	5.8%	$53,347	5.8%	$51,849	5.3%
Real estate – mortgage	687,908	70.5%	646,709	70.3%	682,376	70.1%
Real estate construction and development	123,624	12.7%	127,944	13.9%	133,516	13.7%
Agricultural	66,547	6.8%	49,795	5.4%	61,501	6.3%
Installment and student loans	40,386	4.2%	42,247	4.6%	43,629	4.5%
Total gross loans	$975,151	100.00%	$920,042	100.00%	$972,871	99.90%

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: real estate mortgage and real estate construction and development lending. Total loans increased $55.1 million during the nine months ended September 30, 2024. There were increases of $41.2 million, or 6.4%, in real estate mortgage loans, $3.3 million, or 6.3%, in commercial and industrial loans, and $16.8 million, or 33.6%, in agricultural loans. Real estate construction and development loans decreased $4.3 million, or 3.4%, and installment loans decreased by $1.9 million, or 4.4%.

The real estate mortgage loan portfolio, totaling $687.9 million at September 30, 2024, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 45.0%, 42.0%, and 43.2% of the total loan portfolio at September 30, 2024, December 31, 2023, and September 30, 2023, respectively. Commercial real estate balances increased to $439.2 million at September 30, 2024, from $386.1 million at December 31, 2023. Commercial real estate loans are generally a mix of short- to medium-term, fixed- and floating-rate instruments and are mainly secured by commercial income and multi-family residential properties.

Residential mortgage loans are generally 30-year amortizing loans with an average life of nine to 11 years. These loans totaled $248.7 million, or 25.5%, of the portfolio at September 30, 2024, $260.5 million, or 28.3%, of the portfolio at December 31, 2023, and $262.4 million, or 27.0%, of the portfolio at September 30, 2023. Included in the residential mortgage portfolio are purchased home-mortgage loan pools with aggregate balances of $223.9 million, comprising 90.0% of the total residential mortgage portfolio at September 30, 2024. These loans were purchased in whole-loan form, in several pools, during 2021 and 2022. Dovenmuehle Mortgage, Inc., (DMI) is the third-party sub-servicer for the Company’s purchased residential mortgage portfolio. DMI’s services include administration, Company-approved modification, escrow management, monitoring, and collection. DMI is paid a monthly servicing fee based primarily upon the number of loans being serviced which, at September 30, 2024, totaled 250.

Real estate construction and development loans, representing 12.7%, 13.9%, and 13.7% of total loans at September 30, 2024, December 31, 2023, and September 30, 2023, respectively, consisted of loans for residential and commercial construction projects, as well as land acquisition and development, and land held for future development. Loans in this category are secured by real estate, including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at the completion of the project or from the sale of the constructed homes to individuals.

Commercial and industrial loans increased $3.3 million between December 31, 2023, and September 30, 2024, and increased $4.8 million between September 30, 2023, and September 30, 2024. Agricultural loans increased $16.8 million between December 31, 2023, and September 30, 2024, and increased $5.0 million between September 30, 2023, and September 30, 2024. Installment loans decreased $1.9 million between December 31, 2023, and September 30, 2024, and decreased $3.2 million between September 30, 2023, and September 30, 2024, primarily due to decreases in student loan balances.

Included in installment loans are $36.1 million in unsecured student loans made to medical and pharmacy school students in the US and Caribbean, all of which are exclusively US citizens. Student loans decreased $3.5 million between the nine months ended September 30, 2024, and 2023, due to paydowns, consolidations with other lenders, and charge-offs. The outstanding balance of loans for students who are in school or in a grace period and have not entered repayment status totaled $1.0 million at September 30, 2024. At September 30, 2024, there were 725 loans within repayment, deferment, and forbearance which represented $19.1 million, $10.0 million, and $6.1 million in outstanding balances, respectively. Student loans have not been originated or purchased since 2019.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines, repayment terms can vary per borrower; however, repayment occurs on average within 10 to 20 years. Additional repayment capacity is provided by non-student, co-borrowers for roughly one-third of the portfolio. The average student loan balance per borrower as of September 30, 2024, was approximately $112,400. At September 30, 2023, the average balance per borrower was approximately $106,300. Loan interest rates are primarily variable and ranged from 6.00% to 13.125% at September 30, 2024.

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

The Company classifies student loans delinquent more than 90 days as substandard. As of September 30, 2024, and December 31, 2023, reserves against the student loan portfolio totaled $6.8 million and $6.3 million, respectively. For the nine months ended September 30, 2024, $131,000 in accrued interest receivable was reversed, due to charge-offs of $1.4 million. For the nine months ended September 30, 2023, $187,000 in accrued interest receivable was reversed, due to charge-offs of $1.6 million.

The following table sets forth the Bank’s student loan portfolio with activity from December 31, 2023, to September 30, 2024:

(In thousands)	Balance
Balance at December 31, 2023	$38,493
Capitalized interest	2,090
Loan consolidations/payoffs	(2,075)
Payments received	(945)
Loans charged-off	(1,434)
Balance at September 30, 2024	$36,129

Loan participations purchased totaled $13.2 million, or 1.3%, of the portfolio, at September 30, 2024, $9.2 million, or 1.0%, of the portfolio at December 31, 2023, and $9.2 million, or 0.9%, of the portfolio at September 30, 2023. Loan participations sold totaled $4.2 million, or 0.4%, of the portfolio, at September 30, 2024, $4.2 million, or 0.5%, of the portfolio, at December 31, 2023, and $38.1 million, or 3.9%, of the portfolio at September 30, 2023.

Deposits

Deposit balances totaled $1.07 billion at September 30, 2024, representing an increase of $60.5 million, or 6.0%, from the balance of $1.00 billion reported at December 31, 2023, and a decrease of $77.4 million, or 7.8%, from the balance of $987.6 million at September 30, 2023.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2024 and December 31, 2023, and the net change between the two periods presented:

(In thousands)	September 30, 2024		December 31, 2023		$ Change
Noninterest-bearing deposits	$360,117	33.81%	$403,225	40.14%	$(43,108)
Interest-bearing deposits:
NOW and money market accounts	509,802	47.87%	406,857	40.50%	102,945
Savings accounts	113,058	10.62%	122,547	12.20%	(9,489)
Time deposits:
Under $250,000	48,802	4.58%	48,098	4.80%	704
$250,000 and over	33,242	3.12%	23,750	2.36%	9,492
Total interest-bearing deposits	704,904	66.19%	601,252	59.86%	103,652
Total deposits	$1,065,021	100.00%	$1,004,477	100.00%	$60,544

The following tables set forth estimated deposit balances exceeding the FDIC insurance limits as of:

(In thousands)	September 30, 2024	December 31, 2023
Uninsured deposits (1)	$518,810	$523,971
(1) Represents the amount over the FDIC insurance limit

	September 30, 2024
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$2,049	$6,525	$2,962	$10,011	$21,547
(1) Represents the amount over the FDIC insurance limit.

	December 31, 2023
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$1,379	$1,186	$1,891	$6,792	$11,248
(1) Represents the amount over the insurance limit.

Core deposits, defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation of the Company’s principal sources of funding and liquidity. These core deposits amounted to 87.5% and 97.6% of total deposits at September 30, 2024, and December 31, 2023, respectively. The Company held $100.3 million in brokered deposits at September 30, 2024. The Company held no brokered deposits at December 31, 2023.

On a year-to-date average basis, the Company experienced a decrease of $103.6 million, or 9.6%, in total deposits between the nine months ended September 30, 2024 and the nine months ended September 30, 2023. Between these two periods, interest-bearing deposits decreased $39.4 million, or 5.9%, and noninterest-bearing deposits decreased $64.2 million, or 15.3%.

Short-Term Borrowings

At September 30, 2024, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $503.4 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $131.0 million. At September 30, 2024, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), Zions Bank, and US Bank totaling $50.0 million, $20.0 million, and $20.0 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate or short-term U.S. Treasury rates. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. The Company had outstanding borrowings of $34.0 million and $142.0 million at September 30, 2024, and September 30, 2023, respectively. The Company had collateralized FRB lines of credit of $463.5 million, collateralized FHLB lines of credit totaling $128.9 million, and uncollateralized lines of credit of $50.0 million with PCBB, $20.0 million with Zion’s Bank, and $10.0 million with US Bank at December 31, 2023.

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

The eight (8) segments of the loan portfolio are as follows, net of unearned fees and unamortized loan origination costs (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this report):

Loan Segments for Allowance for Credit Loss Analysis	September 30, 2024	December 31, 2023
(In thousands)
Commercial and business loans	$56,621	$53,273
Government program loans	65	74
Total commercial and industrial	56,686	53,347
Real estate – mortgage:
Commercial real estate	439,187	386,134
Residential mortgages	248,695	260,539
Home improvement and home equity loans	26	36
Total real estate mortgage	687,908	646,709
Real estate construction and development	123,624	127,944
Agricultural	66,547	49,795
Installment and student loans	40,386	42,247
Total loans	$975,151	$920,042

Individually-Evaluated Loans and Specific Reserves:

The following table summarizes the components of individually-evaluated loans and related specific reserves:

	September 30, 2024		December 31, 2023
(In thousands)	Individually-Evaluated Loan Balances	Specific Reserve	Individually-Evaluated Loan Balances	Specific Reserve
Real estate construction and development	$11,985	$—	$11,390	$—
Agricultural	397	—	451	14
Total individually-evaluated loans	$12,382	$—	$11,841	$14

Individually-evaluated loans increased $541,000 to $12.4 million at September 30, 2024, compared to $11.8 million at December 31, 2023. There were no reserves for individually-evaluated loans using the discounted cash flow method at September 30, 2024, compared to $14,000 at December 31, 2023.

Collateral-Dependent Loans:

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$11,985	3	$11,390	3
Agricultural loans	390	1	390	1
Total	$12,375	4	$11,780	4

Credit Quality Indicators for Outstanding Student Loans:

The following table summarizes the credit quality indicators for outstanding student loans as of:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	27	$740	$518	44	$1,242	$734
Grace	12	269	193	18	473	296
Repayment	408	19,077	296	444	20,833	289
Deferment	220	9,956	2,362	237	10,163	2,022
Forbearance	97	6,087	216	98	5,782	133
Total	764	$36,129	$3,585	841	$38,493	$3,474

Included in installment loans are $36.1 million and $38.5 million in student loans at September 30, 2024, and December 31, 2023, respectively, made to medical and pharmacy school students. As of September 30, 2024, and December 31, 2023, the reserve against the student loan portfolio totaled $6.8 million and $6.3 million, respectively. Loan interest rates on the student loan portfolio are primarily variable and ranged from 6.00% to 13.125% at September 30, 2024, and 6.00% to 13.250% at December 31, 2023.

Nonperforming Assets:

The following table summarizes the components of nonperforming assets as of September 30, 2024, and December 31, 2023, and the percentage of nonperforming assets to total gross loans, total assets, and the percentage of nonperforming assets to allowance for loan losses:

(In thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$12,002	$11,448
Loans past due 90 days or more, still accruing	794	426
Loan modifications	52	—
Total nonperforming loans	12,848	11,874
Other real estate owned	4,582	4,582
Total nonperforming assets	$17,430	$16,456
Nonperforming loans to total gross loans	1.32%	1.29%
Nonperforming assets to total assets	1.39%	1.36%
Allowance for credit losses to nonperforming loans	128.60%	131.87%

Nonperforming assets, which are primarily related to the real estate loan and other-real-estate-owned portfolio, increased $974,000 from $16.5 million at December 31, 2023, to $17.4 million at September 30, 2024. Nonaccrual loan balances increased to $12.0 million between the two periods. All nonaccrual loans are well-collateralized and in the process of collection.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

(In thousands)	September 30, 2024	December 31, 2023	$ Change
Nonaccrual Loans:
Real estate construction and development	$11,995	$11,403	$592
Agricultural	7	45	(38)
Total nonaccrual loans	$12,002	$11,448	$554

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

Except for nonaccrual and individually-evaluated loans, there were no loans at September 30, 2024, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with loan repayment terms.

Nonaccrual loans, totaling $12.0 million at September 30, 2024, increased $554,000 from $11.4 million at December 31, 2023, with real estate construction loans comprising 99.9% of total nonaccrual loans at September 30, 2024. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit-related issues. Nonaccrual loans represented 1.23% of total loans at September 30, 2024 and 1.24% at December 31, 2023. The loan allowance for credit loss represented 137.67% and 136.77%, respectively, of nonaccrual loans for the same periods.

Other real estate owned through foreclosure remained at $4.6 million for the periods ended September 30, 2024, and December 31, 2023. Nonperforming assets as a percentage of total assets increased from 1.36% at December 31, 2023, to 1.39% at September 30, 2024.

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for credit losses required to cover identified and potential losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets.

The following table summarizes special mention loans by type as of:

(In thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$6,581	$—
Commercial real estate mortgage	5,686	5,796
Agricultural	4,966	2,974
Total special mention loans	$17,233	$8,770

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

The following table provides a summary of the Company’s allowance for loan credit losses, loan loss provisions, and charge-off and recovery activity affecting the allowance for credit losses for the nine months ended September 30, 2024, and September 30, 2023.

Allowance for Credit Losses - Summary of Activity:

(In thousands)	September 30, 2024	September 30, 2023
Total loans outstanding at end of period before deducting allowances for credit losses	$975,151	$972,871
Average loans outstanding during period	933,449	958,038

Balance of allowance at beginning of period	$15,658	$16,549
Loans charged-off:
Installment and student loans	(1,471)	(1,587)
Total loans charged-off	(1,471)	(1,587)
Recoveries of loans previously charged off:
Real estate	5	53
Commercial and industrial	1	1
Installment and student loans	190	181
Total loan recoveries	196	235
Net loans charged-off	(1,275)	(1,352)
Provision (1)	2,140	452
Balance of allowance for credit losses at end of period	$16,523	$15,649

Net loan charged-off to total average loans (annualized)	0.18%	0.19%
Net loan charged-off to loans at end of period (annualized)	0.13%	0.56%
Allowance for credit losses to total loans at end of period	1.69%	1.61%
Net loan charged-off to allowance for credit losses (annualized)	30.04%	34.56%
Provision for credit losses to net charged-off (annualized)	223.79%	44.58%
(1) There was a reversal of provision of $373,000 for unfunded loan commitments and a provision for overdrafts of $17,000 made during the nine months ended September 30, 2024. There was a provision of $135,000 for unfunded loan commitments made during the nine months ended September 30, 2023.

Provisions for credit losses are determined based on management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, expected losses within the portfolio, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2024, a $2.1 million provision was recorded to the allowance for credit losses as compared to a $452,000 provision for the nine months ended September 30, 2023.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances (including nonaccrual loans) in each category for the nine months ended September 30, 2024 and September 30, 2023:

	September 30, 2024			September 30, 2023
(In thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	$(1)	$56,324	<0.01%	$(1)	$49,063	<0.01%
Real estate mortgages	(5)	662,786	<0.01%	(53)	666,797	<0.01%
Real estate construction and development	—	119,171	—%	—	144,205	—%
Agricultural	—	53,747	—%	—	53,201	—%
Installment and student loans	1,281	41,421	3.09%	1,406	44,772	3.14%
Total	$1,275	$933,449	0.14%	$1,352	$958,038	0.14%

Net charge-offs during the nine months ended September 30, 2024, totaled $1.2 million as compared to net charge-offs of $1.4 million for the nine months ended September 30, 2023. The Company charged off or had partial charge-offs on 27 loans during the nine months ended September 30, 2024, compared to 24 loans during the same period ended September 30, 2023. The annualized percentage of net charge-offs to average loans was 0.18% for the nine months ended September 30, 2024, 0.25% for the year ended December 31, 2023, and 0.19% for the nine months ended September 30, 2023. The Company’s loans, net of unearned fees, increased from $972.9 million at September 30, 2023, to $975.2 million at September 30, 2024.

The allowance for credit losses at September 30, 2024, was 1.69% of outstanding loan balances, as compared to 1.70% at December 31, 2023, and 1.61% at September 30, 2023. At September 30, 2024, and September 30, 2023, unfunded loan commitment reserves of $462,000 and $954,000, respectively, were reported in other liabilities.

Management believes that the loan allowance for credit losses, totaling 1.69% of the loan portfolio at September 30, 2024, is adequate to absorb both known and inherent risks in the loan portfolio. No assurance can be given, however, regarding future economic conditions, or other circumstances, which may adversely affect the Company’s service areas and result in losses in the loan portfolio not captured by the current allowance for credit losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

The following table sets forth asset balances as of:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$47,915	3.8%	$40,784	3.4%
Loans, net of unearned income	975,151	77.7%	920,042	76.0%
Unpledged investment securities	82,714	6.6%	98,394	8.1%

At September 30, 2024, the loan-to-deposit ratio was 91.56%, compared to a loan-to-deposit ratio of 91.59% at December 31, 2023.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowing capabilities. Core deposits, which comprised approximately 87.5% of total deposits at September 30, 2024, provide a significant and stable funding source for the Company. The Bank held $30.0 million in borrowings from a secured credit line with the Federal Home Loan Bank and $4.0 million in borrowings from an unsecured credit line with PCBB for a total of $34.0 million in short-term borrowings at September 30, 2024. Unused lines of credit with the Federal Reserve Bank and FHLB, totaling $690.4 million, were collateralized by investment securities and certain qualifying loans in the Company’s portfolio. The carrying value of loans pledged on these borrowing lines totaled $861.2 million at September 30, 2024. For further detail on the Company’s borrowing arrangements, see “Note 6 - Short-term Borrowings/Other Borrowings” in the notes to the consolidated financial statements.

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows):

(In thousands)	Balance
December 31, 2022	$38,595
September 30, 2023	35,297
December 31, 2023	40,784
September 30, 2024	47,915

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

The Company’s capital plan includes guidelines and trigger points designed to ensure sufficient capital is maintained at both the Bank and Company levels. Capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the Bank’s level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company, on a consolidated basis. The capital plan requires the Bank to maintain a Tier 1 Leverage Ratio equal to or greater than 9%. The Bank’s Tier 1 Capital Ratio was 12.35% and 11.42% at September 30, 2024, and 2023, respectively.

The following table sets forth the Company’s and the Bank’s actual capital positions at September 30, 2024 and December 31, 2023:

Capital Ratios:

	September 30, 2024	December 31, 2023	Minimum Requirement to be Well Capitalized	Minimum requirement for CBLR (1)
Tier 1 capital to adjusted average assets (Leverage Ratio)
Company	12.44%	11.82%	5.00%	9.00%
Bank	12.35%	11.83%	5.00%	9.00%
(1) If the Bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework (CBLR), it is deemed to be “well capitalized” under all other regulatory capital requirements. If the Bank’s leverage ratio falls below the minimum required, it would no longer be eligible to elect the use of the CBLR framework.

As of September 30, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both the Company and the Bank will continue to meet their minimum capital requirements for the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3.0 million of the outstanding stock of the Holding Company. This amount represents 2.3% of total shareholders’ equity of $132.9 million at September 30, 2024. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the nine months ended September 30, 2024, the Company did not repurchase any of the shares available.

During the nine months ended September 30, 2024, the Bank paid $7.8 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs, payments of interest on its junior subordinated debt, and dividend payments to shareholders.

On September 24, 2024, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on October 23, 2024, to shareholders of record as of October 7, 2024. Approximately $2.1 million was transferred from retained earnings to dividends payable to allow for the distribution of the dividend to shareholders.

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

As of September 30, 2024, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures was carried out under the supervision and participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended September 30, 2024.

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