Form 10-K
period 2024-12-31
UNITED SECURITY BANCSHARES
filed 2025-03-20
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987
UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (888) 683-6030
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2024: $104,165,322
Shares outstanding as of February 28, 2025:  17,255,505

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

UNITED SECURITY BANCSHARES

 PART 1

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K (this “Report”) including, but not limited to, those described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. All statements contained in this Report that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Factors that might cause such differences include, but are not limited to:

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
•the current administration’s rapid-fire policy pronouncements, executive orders and imposition of tariffs (and the threat thereof) create an unpredictable regulatory landscape and have increased market volatility and disruptions that could affect the availability and cost of capital, the valuation of our assets, the stability of our funding sources, and the financial health and operations of our borrowers, particularly our borrowers connected to agriculture;
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
•the impact of technological changes and the ability to develop and maintain secure and reliable electronic communication systems, including failures in or breaches of the Company’s operational and/or security systems or infrastructure, and the Company’s ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft, and other attacks on the Company’s information technology systems or on the third-party vendors who perform functions for the Company;
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

United Security Bank

The Bank is a California state-chartered bank headquartered in Fresno, California. At December 31, 2024, the Bank operates three branches (including its main office), one construction lending office, and one commercial lending office in Fresno, California and one branch each in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, Campbell, Mendota, and Fowler, California. The Bank has Interactive Teller Machines (ITMs) at all branch locations and nine off-site ITMs at non-branch locations. In addition, the Holding Company and the Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

York Monterey Properties, Inc.

York Monterey Properties, Inc. (YMP) was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, foreclosures in Monterey County. These properties exceeded the 10-year regulatory holding period for other real estate owned, or “OREO.” YMP was funded with a $250,000 cash investment and the transfer of those parcels by the Bank to YMP. In December 2021, $805,000 in additional funding was transferred to YMP to fund estimated expenses over a five-year period. As of December 31, 2024, these properties are included within the consolidated balance sheets as part of “other real estate owned.”

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

Concurrent with the issuance of the Trust Preferred Securities, USB Capital Trust II used the proceeds of the Trust Preferred Securities offering to purchase a like amount of junior subordinated debentures (TRUPs) issued by the Company. The Company pays interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred Securities. During 2015, $3.0 million of the $15.0 million principal balance of the subordinated debentures related to the Trust Preferred Securities was purchased by the Bank and subsequently purchased by the Company from the Bank. The Company redeemed the $3.0 million in par value of the subordinated debentures, resulting in a remaining contractual principal balance of $12.0 million since year-end 2015. The Company may redeem the junior subordinated debentures at any time at par.

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

The Bank’s primary market areas are Fresno, Madera, Santa Clara, and Kern County, California. There are 53 FDIC-insured financial institutions competing for business in those areas. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2024, which is the most current information available.

	Rank	Share
Fresno County	9th	4.18%
Madera County	5th	8.48%
Kern County	14th	0.66%
Santa Clara County	39th	0.01%
Total of Fresno, Madera, Kern, and Santa Clara Counties	18th	0.53%

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
•the removal of barriers to interstate branching; and
•required disclosure and shareholder advisory votes on executive compensation.

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

The Dodd-Frank Act was enacted under the administration of former President Barack Obama. In 2018, the subsequent administration, under President Donald Trump, rolled back key pieces of the Dodd-Frank Act as part of its efforts to loosen regulatory restrictions on financial institutions including, but not limited to, easing the “Volker Rule,” stress tests, and other constraints on financial institutions. In response to the banking crisis of 2023, the Biden administration expressed a commitment to reemphasize restrictions on financial institutions which were loosened during the previous administration. However, due to a divided congress, Biden was unable to pass legislation strengthening banking regulations. Under the new Trump administration, it is believed that banking regulations may be loosened further. Less than a month into his term, he took steps to further lessen the Consumer Financial Protection Bureau (CFPB), a key provision of the Dodd-Frank Act, and has indicated further deregulation is in order. The Company cannot predict which provisions of the Dodd-Frank Act will be repealed, put in to effect, delayed, or enforced and, therefore, cannot predict the effect, if any, that the Dodd-Frank Act and regulations promulgated thereunder or actions initiated by the Biden administration will have on its future results of operations and financial condition.

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

Effective January 1, 2020, pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, the Federal regulatory agencies adopted simplified capital requirements for certain qualifying “community” banking organizations. Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than nine percent, are eligible to opt into the community bank leverage ratio framework. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than nine percent are considered to have satisfied the applicable risk-based and leverage capital requirements in the agencies’ capital rules and are considered to have met the “well capitalized” ratio requirements. Institutions that cease meeting the qualifying criteria have two calendar quarters within which to re-qualify, so long as the institution maintains a leverage ratio of greater than eight percent during the grace period.

The Company and the Bank met the criteria and adopted the community bank leverage ratio framework during 2020.

As of December 31, 2024, the Company and the Bank were “well capitalized” under the applicable standards. The actual capitalization ratios for the Bank and the Company as of December 31, 2024 can be found at “Note 22 - Regulatory Matters” to the consolidated financial statements.

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

Brokered Deposit Restrictions

While well-capitalized institutions are not subject to limitations on brokered deposits, adequately-capitalized institutions must obtain an FDIC waiver prior to accepting, renewing, or rolling over brokered deposits and are subject to restrictions on the rates paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2024, the Bank was deemed to be “well-capitalized” and, therefore, eligible to accept brokered deposits.

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

The Federal Deposit Insurance Act required the FDIC to maintain a reserve ratio of the FDIC’s deposit insurance fund at not less than 1.35% of insured deposits and to adopt a restoration plan to achieve the statutory minimum within eight years if the ratio falls below 1.35%. During 2020 the reserve ratio fell below 1.35% to 1.30% due to extraordinary growth in insured deposits and, accordingly, in September 2020, the FDIC adopted a restoration plan providing for FDIC monitoring deposit balance trends, potential losses, and other factors that affect the reserve ratio, while maintaining the current schedule of assessment rates for all insured institutions. Under the restoration plan, the FDIC is to provide updates at least semi-annually. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. Assessments are based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The semi-annual update as of March 31, 2022, showed a decline of four basis points to 1.23%. As a result, on October 20, 2022, the FDIC adopted an amendment to the restoration plan resulting in a uniform increase in the base deposit insurance assessment of two basis points beginning with the first quarter of 2023 in order to meet the requirement of 1.35% by September 30, 2028. On November 16, 2023, the FDIC adopted a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closure of Silicon Valley Bank and Signature Bank. Under the final rule, the assessment base for an insured depository institution will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits.

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

The FHLB – SF capital stock is redeemable with five year’s written notice, subject to certain conditions. At December 31, 2024, the Bank owned 67,374 shares of the FHLB-SF capital stock valued at $6,737,400.

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

At December 31, 2024, the Bank owned 38,908 shares of FRB-SF stock with paid-in capital totaling $1,945,400.

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

A beneficial owner is any individual who directly, or indirectly exercises substantial control over an entity or owns or controls 25% or more of the ownership interest of an entity. The reporting company is required to provide FinCEN with the legal name, date of birth, current resident or business address, and an acceptable identification number of the beneficial owner. In 2022, FinCEN issued a final rule requiring the reporting of beneficial ownership information by entities “created” or “doing business” in the United States before January 1, 2024, beginning January 1, 2025. Recently, the Trump administration through the Treasury Department indicated it would not seek enforcement of the required beneficial ownership reporting.
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

On October 24, 2023, the FRB and FDIC released a joint final rule to amend the CRA with the following objectives: promoting greater access to credit, investment, and banking services in low- and moderate-income (LMI) communities; adjusting to industry changes, such as the rise of internet and mobile banking; ensuring clearer and more consistent CRA regulations; and customizing CRA evaluations and data collection based on bank size and type. In March 2024, bank regulators issued an interim final rule to delay the effective date of certain provisions from April 1, 2024, to January 1, 2026. The Company continues to monitor challenges to the CRA regulations raised by various trade groups and stakeholders, as it relates to the Bank.

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

Bank Merger Act

The Bank Merger Act grants the FDIC and other bank regulatory agencies the authority to review and approve or deny proposed bank mergers. It is part of the broader regulatory framework designed to ensure that such transactions do not harm competition, financial stability, or public interest. Understanding the regulatory framework of the Bank Merger Act ensures that the Company and the Bank are prepared for any potential changes in the competitive landscape, including shifts in market dynamics or new entrants that could arise from future mergers in the industry.

In September 2024, the FDIC issued a final statement of policy outlining its approach to reviewing Bank Merger Act applications for FDIC-supervised institutions, including the Bank. This policy establishes higher expectations for the statutory factors the FDIC must consider when evaluating such applications. Additionally, in September 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and introduced the 2024 Banking Addendum, clarifying that it will evaluate competition concerns related to bank and bank holding company mergers using the 2023 Merger Guidelines and the 2024 Banking Addendum. This analysis may involve considering theories of harm and relevant markets not addressed by the 1995 guidelines, which primarily focused on deposit and branch concentrations. Recently, the FDIC board of directors approved a proposal to revoke that policy statement, reverting on an interim basis to guidelines published in 2008 for consideration of bank mergers, and indicated the FDIC was conducting a broader reevaluation of its bank merger review process. The proposed revocation is currently open for public comment until April 10, 2025.

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

Human Capital

The Company employed 114 full-time equivalent staff as of December 31, 2024. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

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

Item 1B - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2024.

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

While cybersecurity risks have the potential to materially affect the Company’s business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cyber security breaches. Preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, and the Company may not be able to implement effective preventive measures against cyber security breaches in a timely manner.

Item 2 - Properties

The Company provides traditional banking services through 13 branches and two loan production offices located primarily throughout California’s Central Valley. Bank branches are located in Fresno, Madera, Kern, and Santa Clara Counties. The Company also has nine remote ITM locations. Both loan production offices are housed at branch facilities in Fresno County. The administration building is located in Fresno, California, and does not provide branch services.

At December 31, 2024, the Company held leases for seven of the branches and the nine remote ITM locations, and owned the remaining six branches. The Company also owns its headquarters in Fresno, California. Most of the leases have renewal options and, in management’s opinions, all properties are adequately covered by insurance. The Company considers its existing facilities to be sufficient for current and future use. Please see “Note 5 - Premises and equipment” and “Note 9 - Leases” in the “Notes to Consolidated Financial Statements” for further detail.

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

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

The Company’s common stock trades on The Nasdaq Global Select Market and is traded under the symbol UBFO. At December 31, 2024, there were approximately 502 record holders of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The following table sets forth the high and low closing sales prices by quarter for the common stock, for the years ended December 31, 2024, and 2023.

	Closing Prices
Quarter	High	Low	Volume
4th Quarter 2024	$10.31	$8.14	1,587,500
3rd Quarter 2024	$8.91	$7.07	2,016,700
2nd Quarter 2024	$7.53	$7.12	661,000
1st Quarter 2024	$8.28	$7.15	971,000
4th Quarter 2023	$8.65	$7.10	1,587,900
3rd Quarter 2023	$7.61	$6.46	1,456,200
2nd Quarter 2023	$6.87	$5.52	1,308,300
1st Quarter 2023	$8.32	$6.16	1,978,100

Dividends

The Company’s shareholders are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefore. Dividends paid to shareholders are subject to restrictions set forth in the California General Corporation Law, which provides that a California corporation may make a distribution, including paying dividends on its capital stock, from retained earnings to the extent that the retained earnings exceed (a) the amount of the proposed distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. Alternatively, a California corporation may make a distribution, if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. As a bank holding company without significant assets other than its equity position in the Bank, the ability to pay dividends to shareholders depends primarily upon dividends received from the Bank. Such dividends paid by the Bank to the Company are subject to certain limitations. See “Item 7 - Management’s Discussion and Analysis of Financial and Results of Operations - Liquidity and Capital Resources - Capital and Dividends.”

Cash dividends declared during 2024 and 2023 are as follows:

2024			2023
Date Declared	Date Paid	Dividend Amount	Date Declared	Date Paid	Dividend Amount
March 26, 2024	April 22, 2024	$0.12	March 28, 2023	April 21, 2023	$0.11
June 25, 2024	July 23, 2024	$0.12	June 27, 2023	July 24, 2023	$0.12
September 24, 2024	October 23, 2024	$0.12	September 26, 2023	October 25, 2023	$0.12
December 17, 2024	January 17, 2025	$0.12	December 18, 2023	January 19, 2021	$0.12

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2024. All of our equity compensation plans have been approved by the shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights (column (a))		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	75,000	(1)	$9.54	205,085
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	75,000		$9.54	205,085

Under the United Security Bancshares 2015 Equity Incentive Award Plan (2015 Plan), we are authorized to issue restricted stock awards and units. Restricted stock awards and restricted stock units are not included in the total in column (a). At December 31, 2024, there were 15,538 unvested restricted stock awards and 145,453 shares of restricted stock units issued and outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 25, 2017, the Company’s Board of Directors approved the repurchase of up to $3 million of the outstanding common stock of the Company. The duration of the program is open-ended and the timing of purchases will depend on market conditions. The Company did not repurchase any common shares under the stock repurchase plan during the years ended December 31, 2024, and 2023.

Item 6 - [Reserved]

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this report.

Overview

The Company

United Security Bancshares, a California corporation, is a bank holding company registered under the BHCA with corporate headquarters located in Fresno, California. The principal business of United Security Bancshares is to serve as the holding company for its wholly-owned subsidiary, United Security Bank. References to the “Bank” refer to United Security Bank together with its wholly-owned subsidiary, York Monterey Properties, Inc. References to the “Company” refer to United Security Bancshares together with its subsidiaries on a consolidated basis. References to the “Holding Company” refer to United Security Bancshares, the parent company, on a stand-alone basis. The Bank currently has 13 banking branches, which provide banking services in Fresno, Madera, Kern, and Santa Clara counties in the state of California. In addition to full-service branches, the Bank has several stand-alone ITM machines within its geographic footprint.

Executive Summary

During 2024, the Company focused on its strategy of serving the banking needs of its customers and retaining deposit balances in a competitive deposit rate environment.

2024 Financial Summary and 2023 Comparison

▪Net interest margin decreased to 4.26% at December 31, 2024 compared to 4.29% at December 31, 2023.
▪Annualized average cost of deposits was 0.96% for the year ended December 31, 2024, compared to 0.64% for the year ended December 31, 2023.
▪Net income decreased to $14.8 million for the year ended December 31, 2024 compared to $19.8 million during the year ended December 31, 2023.
▪Interest and fees on loans increased $1.1 million to $55.2 million for the year ended December 31, 2024.
▪Interest expense increased 25.73% to $13.9 million, as a result of increases in deposit interest expense offset by decreases in short-term borrowing costs, compared to $11.1 million for the year ended December 31, 2023.
▪The total fair value of the junior subordinated debentures (TRUPs) changed by $368,000 during the year ended December 31, 2024. A loss of $614,000 was recorded through the income statement and a gain of $246,000 was recorded through accumulated other comprehensive income. The total fair value of TRUPs changed by $270,000 during the year ended December 31, 2023. A gain of $274,000 was recorded through the income statement and a loss of $544,000 was recorded through accumulated other comprehensive income.
▪The Company recorded a provision for credit losses of $3.0 million for the year ended December 31, 2024, compared to a provision for credit losses of $1.5 million for the previous year.
▪Noninterest expense increased 8.96% to $28.3 million, compared to $26.0 million for the year ended December 31, 2023.

▪Annualized return on average assets (“ROAA”) decreased to 1.22%, compared to 1.57% for the year ended December 31, 2023.
▪Annualized return on average equity (“ROAE”) decreased to 11.52%, compared to 17.05% for the year ended December 31, 2023.
▪Total loans, net of unearned fees, increased 0.9% to $928.5 million, compared to $920.0 million at December 31, 2023.
▪Total deposits increased 5.3% to $1.06 billion, compared to $1.00 billion at December 31, 2023.

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
Because the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits, and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural-related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent by, the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing, and sale of agricultural commodities. The agricultural industry has been affected by declines in prices and changes in yields of various crops and other agricultural commodities. Weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral for our loans. In particular, farm income has seen recent declines and, in line with the downturn in farm income, farmland prices are coming under pressure. Additionally, the Trump administration’s potential for abrupt policy shifts, and in particular impacts on the market from tariffs (and threats thereof), may cause fluctuations in market conditions, impacting our investment portfolio, lending activities, and overall financial performance, and those of our borrowers. Such impacts may be exacerbated in the agriculture industry, which could directly impact the financial health and operations of our borrowers.

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

The Company’s earnings are impacted by monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. Due to declines in inflation rates during 2024, the FOMC lowered interest rates three times beginning in September 2024 for a total reduction of 100 basis points. The FRB December 2024 statement regarding further interest rate cuts for 2025 indicated that rates would likely be cut at a slower pace due to revised inflation forecasts and downward revisions to the unemployment rate.

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

Results of Operations
The following table sets forth selected historical consolidated financial information for each of the years in the three‑year period ended December 31, 2024. The selected financial data should be read in conjunction with the consolidated financial statements as of December 31, 2024 and 2023, and the related Notes to Consolidated Financial Statements contained in “Item 8 - Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
(In thousands, except per-share data and ratios)	2024	2023	2022
Summary of Year-to-Date Earnings:
Interest income	$60,751	$60,377	$49,257
Interest expense	13,901	11,056	3,195
Net interest income	46,850	49,321	46,062
Provision for credit losses	2,963	1,460	1,802
Net interest income after provision for credit losses	43,887	47,861	44,260
Noninterest income	4,713	5,569	1,838
Noninterest expense	28,280	25,954	24,039
Income before provision for income taxes	20,320	27,476	22,059
Provision for income taxes	5,537	7,680	6,373
Net income	$14,783	$19,796	$15,686

Per Share Data:
Net income - Basic	$0.86	$1.16	$0.92
Net income - Diluted	$0.86	$1.16	$0.92
Weighted average common shares outstanding - Basic	17,188,384	17,114,214	17,040,241
Weighted average common shares shares outstanding - Diluted	17,199,817	17,125,186	17,061,833
Book value per share	$7.51	$7.14	$6.59

Financial Position at Year End:
Total assets	$1,211,718	$1,211,045	$1,299,193
Total net loans	912,416	904,384	969,996
Total deposits	1,057,622	1,004,477	1,165,484
Total shareholders’ equity	130,362	122,542	112,463

Selected Financial Ratios:
Return on average assets	1.22%	1.57%	1.16%
Return on average equity	11.52%	17.05%	13.75%
Average equity to average assets	10.60%	9.20%	8.46%
Net interest margin (1)	4.26%	4.29%	3.69%
Allowance for credit losses as a percentage of total nonperforming assets	93.29%	95.15%	52.16%
Net charge-offs to net loans	0.28%	0.25%	0.39%
Loan-to-deposit ratio	87.79%	91.59%	84.10%
Net charge-offs to average loans	0.28%	0.24%	0.10%
Nonaccrual loans to total loans	1.31%	1.24%	1.48%
Allowance for credit losses as a percentage of nonaccrual loans	131.55%	136.77%	70.01%
Allowance for credit losses as a percentage of period-end loans	1.72%	1.70%	1.04%
Dividend payout ratio	56.35%	40.67%	47.82%
(1) Fully taxable-equivalent

Net income for the year ended December 31, 2024 was $14.8 million, or $0.86 per basic and diluted share, compared to $19.8 million, or $1.16 per basic and diluted share, for the year ended December 31, 2023. The decrease of $5.0 million between December 31, 2023 and December 31, 2024 is primarily the result of increases in interest paid on deposits and increases in the provision for credit losses, offset by increases in loan and fee income. The decrease is also due to the change in fair value of TRUPS resulting from a gain of $274,000 recorded for the year ended December 31, 2023 compared to a loss of $614,000 recorded for the year ended December 31, 2024. Interest income increased by $374,000, or 0.6%, between December 31, 2023 and December 31, 2024. The provision for income taxes decreased by $2.1 million, or 27.9%.

Return on average assets was 1.22% for the year ended December 31, 2024 compared to 1.57% for the year ended December 31, 2023. Return on average equity was 11.52% for the year ended December 31, 2024 compared to 17.05% for the year ended December 31, 2023.

The lower return on average assets experienced by the Company between 2024 and 2023 was the result of decreases in income due to the higher interest rates reflected in interest expenses and a decrease in average assets. Decreases in the return on average equity were the result of decreases in net income outpacing growth in shareholder’s equity. The growth in equity is affected by our dividend payout ratio as well as changes in accumulated other comprehensive income.

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

Net interest income before the provision for credit losses was $46.9 million for the year ended December 31, 2024, representing a decrease of $2.5 million, or 5.0%, compared to net interest income before the provision for credit losses of $49.3 million for the year ended December 31, 2023. Market rate increases reflected in increased deposit expenses, partially offset by increased loan interest income, led to decreases in the net interest margin, as shown in the table below. The net interest margin decreased to 4.26% for the year ended December 31, 2024, compared to 4.29% for the year ended December 31, 2023.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:

The following table summarizes the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax-equivalent basis for the years indicated:

		2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans and leases (1) (2)	$925,993	$55,236	5.97%	$942,135	$54,183	5.75%
Investment securities (at fair value)	168,740	5,209	3.09%	201,958	5,870	2.91%
Interest-bearing deposits in FRB	5,901	306	5.19%	6,187	324	5.24%
Total interest-earning assets	1,100,634	$60,751	5.52%	1,150,280	$60,377	5.25%
Allowance for credit losses	(15,727)			(15,759)
Noninterest-earning assets:
Nonaccrual loans	11,906			13,300
Cash and due from banks	33,457			34,811
Premises and equipment, net	8,986			9,390
Accrued interest receivable	7,267			7,329
Other real estate owned	4,582			4,582
Other assets	59,879			60,927
Total average assets	$1,210,984			$1,264,860
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$125,295	$746	0.60%	$137,007	$307	0.22%
Money market accounts	321,776	6,541	2.03%	311,654	4,244	1.36%
Savings accounts	116,900	129	0.11%	119,312	132	0.11%
Time deposits	75,756	2,163	2.86%	83,126	2,075	2.50%
Other borrowings	62,212	3,506	5.64%	63,183	3,499	5.54%
Junior subordinated debentures	12,464	816	6.55%	12,464	799	6.41%
Total interest-bearing liabilities	714,403	$13,901	1.95%	726,746	$11,056	1.52%
Noninterest-bearing liabilities:
Noninterest-bearing checking	358,212			410,673
Accrued interest payable	388			274
Other liabilities	9,677			10,770
Total average liabilities	1,082,680			1,148,463
Total average shareholders’ equity	128,304			116,397
Total average liabilities and shareholders’ equity	$1,210,984			$1,264,860
Interest income as a percentage of average earning assets			5.52%			5.25%
Interest expense as a percentage of average earning assets			1.26%			0.96%
Net interest margin			4.26%			4.29%
(1) Loan interest income includes loan costs of approximately $903 for the year ended December 31, 2024 and loan costs of approximately $297 for the year ended December 31, 2023.
(2) Average loans do not include nonaccrual loans but do include interest income recovered from previously charged-off loans.

The prime rate decreased from 8.50% for the year ended 2023 to 7.50% for the year ended 2024. Future increases or decreases will affect rates for both interest income and expense and the resultant net interest margin.

Both net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years ended December 31, 2024, and 2023.

Rate and Volume Analysis:

	2024 compared to 2023
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$1,053	$1,992	(939)
Investment securities	(661)	348	(1,009)
Interest-bearing deposits in FRB	(18)	(3)	(15)
Total interest income	374	2,337	(1,963)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	2,737	2,753	(16)
Savings accounts	(3)	—	(3)
Time deposits	86	280	(194)
Other borrowings	7	61	(54)
Subordinated debentures	18	18	—
Total interest expense	2,845	3,112	(267)
Decrease in net interest income	$(2,471)	$(775)	(1,696)

The net interest margin decreased in 2024 due to increases in deposit costs, partially offset by increases in loan portfolio yields and investment securities yields. The increase in deposit costs was primarily a result of the higher rates paid on purchased brokered deposits. The increases in loan yields are a result of the repricing of variable-rate loans and higher rates on loan originations. Investment yields increased due to increases in rates on floating-rate investment securities. The yield on the loan portfolio was 6.0% for the year ended December 31, 2024, compared to 5.8% for the year ended December 31, 2023. For the year ended December 31, 2024, total interest income increased approximately $374,000, or 0.6%, compared to the year ended December 31, 2023, reflective of increases of $1.1 million in loan interest income, offset by decreases of $661,000 in investment income. Average interest-earning assets decreased approximately $49.6 million between 2024 and 2023 while the rate on interest-earning assets increased 27.0 basis points between the two periods. The decrease in average earning assets between 2024 and 2023 was the result of decreases of $33.2 million in investment securities due to maturities and paydowns, and decreases of $17.5 million in loans.

For the year ended December 31, 2024, total interest expense increased approximately $2.8 million, or 25.7%, compared to the year ended December 31, 2023, due to increased expenses on deposits and short-term borrowings. Between the two periods, average interest-bearing liabilities decreased by $12.3 million, while the average rates paid on these liabilities increased by 43 basis points. At December 31, 2024, the Company held $100.3 million in brokered deposits. These brokered deposits were purchased in order to reduce short-term borrowings, fund loan growth, and offset deposit runoff as part of the Bank’s cash management strategy. The Company held no brokered deposits at December 31, 2023.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	Year-to-Date Average
	2024	2023
Loans	84.13%	82.11%
Investment securities available for sale	15.33%	17.36%
Interest-bearing deposits in FRB	0.54%	0.53%
Total earning assets	100.00%	100.00%

NOW accounts	17.55%	18.90%
Money market accounts	45.04%	42.98%
Savings accounts	16.36%	16.46%
Time deposits	10.60%	11.46%
Other borrowings	8.71%	8.71%
Subordinated debentures	1.74%	1.49%
Total interest-bearing liabilities	100.00%	100.00%

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

For the year ended December 31, 2024, a $3.0 million provision was made to the allowance for credit losses. A provision totaling $1.5 million was made for the year ended December 31, 2023.

The allowance for credit losses increased to 1.72% of total loans at December 31, 2024, compared to 1.70% at December 31, 2023. The provisions of $3.0 million recorded in 2024 and $1.5 million recorded in 2023, were primarily the result of both charge-offs within the student loan portfolio and adjustments in qualitative factors related to economic uncertainties. For further discussion, refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality and Allowance for Credit Losses.”

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated:

(In thousands)	2024	% of Total	2023	% of Total
Customer service fees	$2,918	61.91%	$2,918	52.40%
Increase in cash surrender value of bank-owned life insurance	551	11.69%	557	10.00%
Gain on proceeds from bank-owned life insurance	573	12.16%	907	16.29%
(Loss) gain on fair value of junior subordinated debentures	(614)	(13.03)%	274	4.92%
Gain on sale of assets	11	0.23%	—	—%
Other	1,274	27.04%	913	16.39%
Total	$4,713	100.00%	$5,569	100.00%

Noninterest income consists primarily of fees and commissions earned on services provided to banking customers, fair value adjustments to the value of TRUPs, and, to a lesser extent, loss on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2024 decreased $856,000, or 15.4%, when compared to 2023. Customer service fees, the primary component of noninterest income, totaled $2.9 million for both periods. The decrease in noninterest income of $856,000 between the two periods is primarily the result of changes in the fair value of TRUPs. A loss of $614,000 was recorded during the year ended 2024 compared to a gain of $274,000 recorded during 2023. The change in the fair value of TRUPs was primarily caused by fluctuations in the SOFR yield curve. Gains on proceeds from bank-owned life insurance totaled $573,000 for the year ended December 31, 2024 and $907,000 for the year ended December 31, 2023. Included in other income are increases of $228,000 in miscellaneous income and $140,000 in dividends from FHLB.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2024, and 2023:

	2024		2023
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$13,884	1.26%	$13,157	1.14%
Occupancy expense	3,686	0.33%	3,739	0.33%
Data processing	1,114	0.10%	784	0.07%
Professional fees	5,265	0.48%	4,366	0.38%
Regulatory assessments	697	0.06%	727	0.06%
Director fees	436	0.04%	438	0.04%
Other	3,198	0.29%	2,743	0.24%
Total	$28,280	2.57%	$25,954	2.26%

Noninterest expense increased $2.3 million, or 9.0%, between the years ended December 31, 2024, and 2023. The net increase in noninterest expense between the comparative periods is primarily the result of increases in salaries and employee benefits, professional fees, and data processing expense. The increase in salaries and employee benefits for the year are related to increased salary expense, stock compensation expense, and group insurance costs. Increases in professional fees are related to increases in service contracts and legal expenses while increases in data processing expenses are related to core processing expenses.

Income Taxes

The provision for income taxes is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the statements of operations and comprehensive income. As pretax income or loss amounts become greater, the impact of these differences becomes less significant and is reflected as a variance in the effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the statements of income and comprehensive income. The effective tax rate for the year ended December 31, 2024, was 27.2% compared to 28.0% for the year ended December 31, 2023. The decrease in the tax rate between the two periods is due to a permanent adjustment related to salary accruals.

Financial Condition

The following table sets forth key financial data as of and for the years ended:

	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Due from Federal Reserve Bank (FRB)	$24,411	$207	$24,204	11692.8%
Loans, net of unearned income	$912,416	$904,384	$8,032	1.0%
Investment securities	$160,708	$184,620	$(23,912)	(13.0)%
Total assets	$1,211,718	$1,211,045	$673	0.1%
Total deposits	$1,057,622	$1,004,477	$53,145	5.3%
Total liabilities	$1,081,356	$1,088,503	$(7,147)	(0.7)%
Average interest-earning assets	$1,100,634	$1,150,280	$(49,646)	(4.3)%
Average interest-bearing liabilities	$714,403	$726,746	$(12,343)	(1.7)%

Net loans increased due to organic growth and credit line draws. Investment securities decreased due to principal repayments and treasury-security maturities. Both overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold and total deposits increased due to increases in interest-bearing deposits. Included in the increase in interest-bearing deposits are $100.3 million in purchased brokered deposits.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest component of earning assets. Gross loans totaled $930.2 million at December 31, 2024, an increase of $8.9 million, or 1.0%, from $921.3 million at December 31, 2023. During 2024, average loans decreased 1.9% compared to the year ended December 31, 2023. Average loans totaled $937.9 million and $955.4 million for the years ended December 31, 2024 and 2023, respectively.

The following table sets forth the amounts of loans, net of unearned income, outstanding by category and the category percentages as of the year-end dates indicated:

	2024		2023
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Change
Commercial and industrial	$63,715	6.9%	$53,347	5.8%	$10,368
Real estate mortgage	666,694	71.8%	646,709	70.3%	$19,985
Real estate construction & development	111,145	12.0%	127,944	13.9%	$(16,799)
Agricultural	49,462	5.3%	49,795	5.4%	$(333)
Installment and student loans	37,446	4.0%	42,247	4.6%	$(4,801)
Total loans	$928,462	100.0%	$920,042	100.0%	$8,420

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: real estate mortgage and construction lending. Total loans increased 0.9% during 2024. Real estate construction and development loans decreased 13.1%, commercial and industrial loans increased 19.4%, agricultural loans decreased 0.7%, installment loans decreased 11.4%, and real estate mortgage loans increased 3.1%.

The real estate mortgage loan portfolio, totaling $666.7 million at December 31, 2024, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting for 45.2% and 42.0% of the total loan portfolio at December 31, 2024 and December 31, 2023, respectively. Commercial real estate balances increased to $419.4 million at December 31, 2024 from $386.1 million at December 31, 2023. Commercial real estate loans are generally a mix of short- to medium-term, fixed- and floating-rate instruments and are mainly secured by commercial income and multi-family residential properties. Residential mortgage loans are generally 30-year amortizing loans with an average life of six to eight years. These loans totaled $247.2 million, or 26.6%, of the portfolio at December 31, 2024, and $260.5 million, or 28.3%, of the portfolio at December 31, 2023. Real estate mortgage loans in total increased $20.0 million, or 3.1%, during 2024. The home equity loan portfolio totaled $24,000 at December 31, 2024, and $36,000 at December 31, 2023.

Real estate construction and development loans, representing 12.0% and 13.9% of total loans at December 31, 2024 and December 31, 2023, respectively, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment of construction loans generally comes from long-term mortgages with other lending institutions obtained at project completion or from the sale of the constructed homes to individuals.

Purchased loan participations totaled $3.6 million at December 31, 2024 compared to $9.2 million at December 31, 2023. Loan participations sold increased from $4.16 million, or 0.5%, of the portfolio at December 31, 2023, to $4.21 million, or 0.5%, at December 31, 2024.

At December 31, 2024, approximately 48.8% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, are primarily short-term, floating-rate loans for crop financing.

Included in installment loans at December 31, 2024 are $33.9 million in unsecured student loans made to medical and pharmacy school students in the U.S. and Caribbean, all of whom are U.S. citizens. Student loans decreased $4.6 million from the balance of $38.5 million reported at December 31, 2023, due to paydowns, consolidations with other lenders, and charge-offs. The outstanding balance of student loans for students who are either in school or a grace period and have not begun repayment totaled $792,000 at December 31, 2024. Accrued interest on student loans that are in school or a grace period totaled $575,000 at December 31, 2024. At December 31, 2024, there were 690 loans within repayment, deferment, and forbearance which represented $19.6 million, $10.0 million, and $3.5 million in outstanding balances, respectively. Student loans have not been purchased or originated since 2019.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines, repayment terms can vary per borrower; however, repayment occurs on average within 10 to 20 years. Additional repayment capacity is provided by non-student, co-borrowers for roughly one-third of the portfolio. The average student loan balance per borrower as of December 31, 2024, was approximately $113,200. Loan interest rates are variable and currently range from 6.00% to 12.875%.

At December 31, 2024, $19.6 million of student loans were in repayment compared to $20.8 million as of December 31, 2023. Accrued interest on student loans totaled $3.6 million and $3.5 million as of December 31, 2024, and 2023, respectively. At December 31, 2024, the reserve against the student loan portfolio totaled $7.0 million. During the year ended December 31, 2024, $328,000 in accrued interest receivable was reversed, due to charge-offs of $2.8 million. At December 31, 2023, the reserve totaled $6.3 million and $252,000 in accrued interest was reversed due to charge-offs of $2.6 million.

The following table sets forth the Bank’s student loan portfolio activity from December 31, 2023 and December 31, 2024:

(In thousands)
Balance as of December 31, 2022	$42,131
Capitalized Interest	3,712
Payments Received	(1,660)
Loan Consolidations/Payoffs	(3,102)
Loans Charged-off	(2,588)
Balance as of December 31, 2023	38,493
Capitalized Interest	2,611
Payments Received	(1,301)
Loan Consolidations/Payoffs	(3,072)
Loans Charged-off	(2,842)
Balance as of December 31, 2024	$33,889

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

The following table sets forth the maturities of the Bank’s loan portfolio, net of unearned fees, at December 31, 2024. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due between one to five years	Due between five to 15 years	Due after 15 years	Total
Commercial and agricultural	$60,829	$44,194	$8,152	$—	$113,175
Real estate construction & development	76,638	31,884	2,623	—	111,145
Real estate – mortgage	26,302	264,205	145,163	231,025	666,695
All other loans	1,120	2,438	33,889	—	37,447
Total loans	$164,889	$342,721	$189,827	$231,025	$928,462

For the years ended December 31, 2024 and 2023, the average yield on loans was 6.0% and 5.8%, respectively. Rate floors are occasionally used to mitigate interest rate risk if interest rates fall, as well as to compensate for additional credit risk under current market conditions. The loan portfolio is generally comprised of short-term or floating-rate loans that adjust in alignment to changes in market rates of interest.

At December 31, 2024 and 2023, approximately 29.4% and 31.7%, respectively, of the loan portfolio consisted of floating-rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank’s fixed- and floating-rate loans at December 31, 2024. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

(In thousands)	Due in one year or less	Due between one to five years	Due between five to 15 years	Due after 15 years	Total
Loans with fixed rates:
Commercial and industrial	$8,019	$22,005	$2,611	$—	$32,635
Real estate mortgage	26,073	231,683	59,567	221,640	538,963
Real estate construction & development	43,724	17,755	2,623	—	64,102
Agricultural	7,764	10,264	3,424	—	21,452
Installment and student loans	506	2,436	—	—	2,942
Total loans with fixed rates	86,086	284,143	68,225	221,640	660,094
Loans with variable rates:
Commercial and industrial	22,941	8,079	60	—	31,080
Real estate mortgage	229	32,521	85,596	9,385	127,731
Real estate construction & development	32,914	14,129	—	—	47,043
Agricultural	22,105	3,848	2,057	—	28,010
Installment and student loans	614	—	33,890	—	34,504
Total loans with variable rates	78,803	58,577	121,603	9,385	268,368
Total Loans	$164,889	$342,720	$189,828	$231,025	$928,462

Securities

The following table sets forth certain information regarding carrying values and percentage of total carrying value of available-for-sale securities for the years indicated:

	December 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Available-for-sale:
U.S. Government agencies	$2,644	1.7%	$6,156	3.4%
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	78,881	50.1%	88,184	48.6%
Corporate bonds	33,490	21.3%	32,123	17.7%
Municipal bonds	42,367	26.9%	42,365	23.4%
U.S. Treasury securities	—	—%	12,438	6.9%
Total available-for-sale	$157,382	100.0%	$181,266	100.0%

As of December 31, 2024, and 2023, there were no securities classified as held-to-maturity.

The contractual maturities of investment securities as well as yields based on carrying value of those securities at December 31, 2024 are shown below. Actual cash flows may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		Between one to five years		Between five to 10 years		After 10 years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$1,096	5.47%	$1,467	5.63%	$—	—%	$2,563	5.56%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—%	3,482	3.47%	2,548	2.41%	72,930	2.66%	78,960	2.69%
Corporate bonds	5,266	4.34%	18,263	3.88%	9,961	4.13%	—	—%	33,490	4.03%
Municipal bonds	98	1.16%	9,890	1.43%	32,381	1.83%	—	—%	42,369	1.74%
Total amortized cost	$5,364	4.28%	$32,731	3.15%	$46,357	2.48%	$72,930	2.66%	$157,382	2.77%
(1) Weighted average yields are not computed on a tax-equivalent basis

At December 31, 2024, and 2023, available-for-sale securities with an amortized cost of approximately $90.7 million and $94.3 million, respectively (fair value of $77.8 million and $82.9 million, respectively) were pledged as collateral for public funds and FHLB borrowings.

During the year ended December 31, 2024, the Company recognized unrealized losses of $28,000 related to marketable equity securities within the consolidated statements of income, compared to unrealized gains of $39,000 during the year ended December 31, 2023.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts, and time deposits. Core deposits, consisting of all deposits other than time deposits of $250,000 or more and brokered deposits, continue to provide the foundation for the Bank’s principal sources of funding and liquidity. Core deposits amounted to 87.4% and 97.6% of the total deposit portfolio at December 31, 2024, and 2023, respectively. The Bank held $100.3 million in brokered deposits at December 31, 2024. These brokered deposits were purchased in order to reduce short-term borrowings, fund loan growth, and offset deposit runoff as part of the Bank’s cash management strategy. The Bank held no brokered deposits at December 31, 2023.

The following table sets forth the year-end amounts of deposits and balances as a percentage of total deposits by category for the years indicated:

	December 31,
(In thousands)	2024		2023		Change
Noninterest-bearing deposits	$360,152	34.05%	$403,225	40.14%	$(43,073)
Interest-bearing deposits:
NOW and money market accounts	504,466	47.70%	406,857	40.50%	$97,609
Savings accounts	114,648	10.84%	122,547	12.20%	$(7,899)
Time deposits:
Under $250,000	45,141	4.27%	48,098	4.79%	$(2,957)
$250,000 and over	33,215	3.14%	23,750	2.36%	$9,465
Total interest-bearing deposits	697,470	65.95%	601,252	59.86%	$96,218
Total deposits	$1,057,622	100.00%	$1,004,477	100.00%	$53,145

The Bank’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. During the year ended December 31, 2024, total time deposits increased 9.1%, NOW and money market deposits increased 24.0%, noninterest-bearing deposits decreased 10.7%, and savings accounts decreased 6.4%. The $100.3 million in purchased brokered deposits are included in NOW and money market account totals.

On a year-to-date average basis, total deposits decreased $63.8 million, or 6.0%, between the years ended December 31, 2023 and December 31, 2024. Interest-bearing deposits decreased by $11.4 million, or 1.7%, and noninterest-bearing deposits decreased $52.5 million, or 12.8%, during 2024. On average, time deposit balances decreased 8.9%, NOW accounts decreased 8.5%, money market accounts increased 3.2%, and savings accounts decreased 2.0% between December 31, 2023, and December 31, 2024.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2024, and 2023:

	2024		2023
(Dollars in thousands)	Average Balance	Yield	Average Balance	Yield
Interest-bearing deposits:
NOW and money market accounts	$447,071	1.63%	$448,661	1.01%
Savings	116,900	0.11%	119,312	0.11%
Time deposits	75,756	2.86%	83,126	2.50%
Total interest-bearing deposits	639,727		651,099
Noninterest-bearing deposits	358,212		410,673
Total deposits	$997,939		$1,061,772

The following table set forth estimated total deposits exceeding the FDIC insurance limits for the years indicated:

	December 31,
(Dollars in thousands)	2024	2023
Uninsured deposits	$524,116	$523,971

The following table set forth estimated time deposits exceeding the FDIC insurance limits for the years indicated:

	December 31, 2024
(Dollars in thousands)	Three months of less	Over three months through six months	Over six months through 12 months	Over 12 months	Total
Uninsured time deposits (1)	$2,142	$7,946	$2,201	$10,002	$22,291

	December 31, 2023
(Dollars in thousands)	Three months of less	Over three months through six months	Over six months through 12 months	Over 12 months	Total
Uninsured time deposits (1)	$1,379	$1,186	$1,891	$6,792	$11,248
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

Funds may be borrowed in the future as part of the Company’s asset/liability strategy, and may be used to acquire assets as deemed appropriate by management for investment purposes or for capital utilization purposes. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate. FHLB advances are collateralized by investments in securities and certain qualifying mortgage loans and typically have maturities of one to three months. Additionally, borrowings collateralized by pledged loans may be secured from the Federal Reserve Bank of San Francisco (FRB). Credit lines are subject to periodic review by the credit lines grantors relative to the Company’s financial statements. Lines of credit may be modified or revoked at any time.

Lines of credit with the FRB of $499.1 million and $463.5 million, as well as FHLB lines of credit totaling $135.6 million and $128.9 million were available at December 31, 2024, and 2023, respectively. In addition, the Company maintains a $50 million uncollateralized line of credit with Pacific Coast Bankers Bank, a $20 million uncollateralized line of credit with Zion’s Bank, and a $20 million uncollateralized line of credit with US Bank. At December 31, 2024, the Bank held no short-term borrowings. At December 31, 2023, short-term borrowings totaled $62.0 million and were comprised of a $60.0 million secured, short-term loan from FHLB and an unsecured, overnight borrowing of $2.0 million from PCBB. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR.

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

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), effective January 1, 2023, and utilizes a current expected credit loss (CECL) methodology which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar characteristics. The Company estimates the appropriate level of allowance for credit losses for collateral-dependent loans by evaluating them separately. A loan is evaluated individually when it does not share similar risk characteristics with the pool being evaluated. The Company also uses the CECL model to calculate the allowance for credit losses on off-balance sheet credit exposures, such as undrawn amounts on lines of credit. While the allowance for credit losses on loans is reported as a contra-asset, the allowance for credit losses on off-balance sheet credit exposure is reported as a liability.

The eight segments of the loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this report):

Loan Segments for Allowance for Credit Loss Analysis	December 31,
(In thousands)	2024	2023
Commercial and business loans	$63,653	$53,273
Government program loans	62	74
Total commercial and industrial	63,715	53,347
Real estate – mortgage:
Commercial real estate	419,422	386,134
Residential mortgages	247,248	260,539
Home improvement and home equity loans	24	36
Total real estate mortgage	666,694	646,709
Real estate construction and development	111,145	127,944
Agricultural	49,462	49,795
Installment and student loans	37,446	42,247
Total loans	$928,462	$920,042

Individually-Evaluated Loans and Specific Reserves:
The following table summarizes the components of individually-evaluated loans and their related specific reserves:

	December 31, 2024		December 31, 2023
(In thousands)	Balance	Allowance	Balance	Allowance
Real estate construction and development	$12,185	$—	$11,390	$—
Agricultural	390	—	451	14
Total individually-evaluated loans	$12,575	$—	$11,841	$14

Individually-evaluated loans increased $734,000 to $12.6 million at December 31, 2024 compared to $11.8 million at December 31, 2023, and included three real estate construction and development loans and one agricultural loan. There was no reserve for individually-evaluated loans at December 31, 2024, due to the value of the collateral securing those loans. Included in the balance of specific reserves at December 31, 2023, was $14,000 allocated to one agricultural loan.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$12,185	3	$11,390	3
Agricultural loans	390	1	390	1
Total	$12,575	4	$11,780	4

Credit Quality Indicators for Outstanding Student Loans:

The following table summarizes the credit quality indicators for outstanding student loans as of:

	December 31, 2024			December 31, 2023
(In thousands, except number of loans)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	26	$692	$512	44	$1,242	$734
Grace	3	100	63	18	473	296
Repayment	406	19,647	324	444	20,833	289
Deferment	219	9,954	2,593	237	10,163	2,022
Forbearance	65	3,496	133	98	5,782	133
Total	719	$33,889	$3,625	841	$38,493	$3,474

Included in installment loans are $33.9 million and $38.5 million in student loans at December 31, 2024 and December 31, 2023, respectively, made to medical and pharmacy school students. As of December 31, 2024, and December 31, 2023, the reserve against the student loan portfolio totaled $7.0 million and $6.3 million, respectively. Loan interest rates on the student loan portfolio range from 6.00% to 12.875% and 6.00% to 13.25% at December 31, 2024, and December 31, 2023, respectively.

The following table provides a summary of the Company’s allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated:

	December 31,
(Dollars in thousands)	2024	2023
Total loans, net of deferred loan fees, outstanding at end of period before deducting allowances for credit losses	$928,462	$920,042
Average net loans outstanding during period	925,993	942,135
Balance of allowance at beginning of period	15,658	16,549
Loans charged off:
Installment and student loans	(2,862)	(2,588)
Recoveries of loans previously charged off:
Real estate	6	55
Commercial, industrial & agricultural	1	2
Installment and student loans	224	210
Total loan recoveries	231	267
Net loans charged off	(2,631)	(2,321)
Provision charged to operating expense	3,019	1,430
Balance of allowance for credit losses at end of period (1)	$16,046	$15,658
Net loan charge-offs to total average loans	0.28%	0.25%
Net loan charge-offs to loans at end of period	0.29%	0.26%
Allowance for credit losses to total loans at end of period	1.72%	1.71%
Net loan charge-offs to allowance for credit losses	16.40%	14.82%
Net loan charge-offs to provision for credit losses	87.15%	162.31%
(1) Includes a reversal of provision made to unfunded commitments of $56,000 for the year ended December 31, 2024 and a provision made to unfunded commitments of $30,000 for the year ended December 31, 2023.

Loan charge-offs increased $274,000 during the year ended December 31, 2024, compared to the year ended December 31, 2023. Loan recoveries decreased $36,000 during the same period. Student loan charge-offs totaled $2.8 million and $2.6 million for the years ended 2024 and 2023, respectively.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances in each category for the years indicated:

	December 31,
		2024			2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	(1)	56,411	<0.01%	(2)	48,973	<0.01%
Real estate mortgages	(6)	666,891	<0.01%	(55)	668,691	(0.01)%
Real estate construction & development	—	117,364	—	—	138,373	—
Agricultural	—	56,206	—%	—	54,934	—
Installment and student loans	2,638	41,027	6.43%	2,378	44,464	5.35%
Total	2,631	937,899	0.28%	2,321	955,435	0.24%

Management believes that the 1.72% credit loss allowance to total loans at December 31, 2024 is adequate to absorb expected losses in the loan portfolio. There is no guarantee, however, against economic conditions or other circumstances materializing which could adversely affect the Company’s service areas resulting in increased losses in the loan portfolio not captured by the current allowance for credit losses.

The following table sets forth the allowance for credit loss and total loan percentages by category for the years ended:

	December 31,
	2024		2023
(Dollars in thousands)	Allowance for Credit Losses	% Total Loans (1)	Allowance for Credit Losses	% Total Loans (1)
Commercial and industrial	$2,839	6.9%	$1,903	5.8%
Real estate – mortgage	2,634	71.8%	2,524	70.3%
Real estate construction and development	2,504	12.0%	3,614	13.9%
Agricultural	1,028	5.3%	1,250	5.4%
Installment and student loans	7,041	4.0%	6,367	4.6%
Total	$16,046	100.0%	$15,658	100.0%
 (1) Represents percentage of loans in category to total loans

During 2024, reserve allocations as a percentage of loans increased for commercial and industrial loans and real estate mortgage loans. Reserve allocations for real estate construction and development loans, agricultural loans, and installment and student loans decreased due to decreases in loan balances while reserve allocations for commercial and industrial loan and real estate mortgage loans increased due to increases in those balances. Since 2023, the credit loss allowance has been determined under the “Current Expected Credit Losses” model (CECL). CECL is a forward-looking measure which applies prospective loss rates based on both historical loss patterns and reasonable, supportable forecasts on loan pools based on loans sharing similar characteristics.

During 2023, reserve allocations as a percentage of loans increased for all categories. This was primarily due to adjustments related to the adoption of CECL, offset by decreases in past due and nonaccrual loans and decreases in loan balances as a whole. Increases in installment loan allowances were related to both the CECL adjustment and charge-offs within the student loan portfolio.

The following table sets forth nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2024	2023
Nonaccrual loans	$12,198	$11,448
Loans, past due 90 days or more, still accruing	421	426
Total non-performing loans	12,619	11,874
Other real estate owned	4,582	4,582
Total non-performing assets	$17,201	$16,456

Non-performing loans to total gross loans	1.36%	1.29%
Non-performing assets to total assets	1.42%	1.36%
Allowance for credit losses to nonperforming loans	127.16%	131.87%

The accrual of interest income on loans is discontinued when reasonable doubt exists with respect to the timely collectability of interest or principal due to the inability of the borrower to comply with the terms of the loan agreement. With the exception of student loans, loans are typically placed on nonaccrual status when the payment of principal or interest is 90 days past due, or earlier if warranted. Interest collected thereafter is credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Exceptions may be granted to this policy if the loans are well-secured and in the process of collection.

Non-performing assets at December 31, 2024 increased $745,000 between December 31, 2024 and December 31, 2023, due primarily to increases of $750,000 in nonaccrual loans.

The loan portfolio increased from $920.0 million at December 31, 2023, to $928.5 million at December 31, 2024. Non-performing assets increased from $16.5 million at December 31, 2023, to $17.2 million at December 31, 2024. Non-accrual loans, accruing loans past due 90 days, and OREO are included in non-performing loans.

The following table summarizes various components of the loan portfolio for the years ended:

	December 31,
(Dollars in thousands)	2024	2023
Provision for credit losses during period	$2,963	$1,460
Allowance as % of nonaccrual loans	131.55%	136.77%
Non-performing loans as % total loans	1.36%	1.29%
Allowance as % of total loans	1.72%	1.70%

In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to specific loans.

Management continues to monitor and reduce the level of problem assets by working with borrowers to identify options, such as loan modifications, which may help borrowers facing difficulties. Net loan charge-offs during the year ended December 31, 2024, totaled $2.6 million, compared to $2.3 million for the year ended December 31, 2023. Charge-offs related to the student loan portfolio totaled $2.8 million for the year ended December 31, 2024, and $2.6 million for the year ended December 31, 2023, and were partially offset by recoveries within the portfolio. The percentage of net charge-offs to average loans was 0.28%, for the year ended December 31, 2024 and 0.25% for the year ended December 31, 2023.

The following table summarizes the non-accrual loans by loan category for the years ended:

	December 31,
(In thousands)	2024	2023	Change
Real estate - construction	12,198	11,403	795
Agricultural	—	45	(45)
Total	$12,198	$11,448	$750

Loans past due more than 30 days receive management attention and are monitored for increased risk. As of December 31, 2024, and 2023, loans past due more than 30 days totaled $15.8 million and $13.0 million, respectively.

Other than the non-performing loans described above, there were no loans at December 31, 2024, where the known credit problems of a borrower made doubtful their ability to comply with present loan repayment terms.

Liquidity and Capital Resources
The Company’s asset/liability management, liquidity strategy, and capital planning are guided by policies, formulated and monitored by the Asset/Liability Committee (ALCO) and Management, to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and net interest income received. The Company’s principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals, and payment of operating expenses.

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

The following table sets forth asset balances for the period ended:

	December 31,
	2024		2023
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$56,211	4.6%	$40,784	3.4%
Loans, net of unearned income	928,462	76.6%	920,042	76.0%
Unpledged investment securities	79,623	6.6%	98,394	8.1%

At December 31, 2024, the loan-to-deposit ratio was 87.8% compared to 91.6% at December 31, 2023.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits comprised approximately 87.4% of total deposits at December 31, 2024, and 97.6% at December 31, 2023. At December 31, 2024, there were no short-term borrowings. At December 31, 2023, short-term borrowings totaled $62.0 million, including a term-loan of $60.0 million at FHLB and an overnight borrowing of $2.0 million at PCBB. At December 31, 2024, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker’s Bank, Zion’s Bank, US Bank and the Federal Reserve Bank totaling $724.7 million were collateralized in part by investment securities and certain qualifying loans in the Company’s loan portfolio. The carrying value of securities and loans pledged on these used and unused borrowing lines totaled $847.861 million at December 31, 2024. Credit lines totaling $672.4 million were partially collateralized by pledged securities and qualifying loans of $840.2 million at December 31, 2023. For a further detail of the Company’s borrowing arrangements, see “Note 8 - Short-Term Borrowings/Other Borrowings,” in the consolidated financial statements.

Cash and cash equivalents increased $15.4 million during the year ended December 31, 2024, and increased $2.2 million during the year ended December 31, 2023.

(In thousands)	2024	2023
Cash and cash equivalents at beginning of year:	$40,784	$38,595
Cash flows from operating activities:	19,635	21,376
Cash flows from investing activities:	12,953	87,583
Cash flows from financing activities:	(17,161)	(106,770)
Cash and cash equivalents at end of year:	$56,211	$40,784

Net cash inflows from operations decresaed to $19.6 million during the year ended December 31, 2024, compared to $21.4 million for the year ended December 31, 2023. The Company experienced net cash inflows from investing activities totaling $13.0 million during the year ended December 31, 2024 and net cash inflows of $87.6 million during the year ended December 31, 2023, respectively. For the year ended December 31, 2024, net cash outflows from financing activities totaled $17.2 million, a reduction of $89.6 million compared to the outflows of $106.8 million reported at December 31, 2023. This decrease was the result of a decrease of $62.0 million in short-term borrowings and increases of $46.6 million in demand deposits and savings accounts. Net cash inflows from investing activities for both periods were primarily the result of principal paydowns on securities, treasury security maturities, and proceeds from bank-owned life insurance. For the year ended December 31, 2023, net cash outflows from financing activities totaling $106.8 million were due primarily to decreases in demand deposits, NOW and money market accounts, and savings accounts.

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. The Company maintains a liquidity risk management policy and contingency funding plan to address and manage this risk. The policy identifies the primary sources of liquidity, sets wholesale funding limits, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. Liquidity is continually monitored and reported on a monthly basis to the Board of Directors. Additionally, the Company performs liquidity stress testing in accordance with industry practices to ensure cash flow requirements are met under stressed scenarios.

The liquidity of the Holding Company is separate from the Bank and is primarily dependent on the payment of cash dividends by the Bank, subject to limitations imposed by the Financial Code of the State of California and federal and state banking regulations. During the year ended December 31, 2024, the Bank paid $9.3 million in cash dividends to the Holding Company. During the year ended December 31, 2023, the Bank paid $8.5 million in cash dividends to the Holding Company.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan includes a target for the Bank to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.7% and 12.2% at December 31, 2024, and 2023, respectively.

The Company’s equity capital totaled $130.4 million at December 31, 2024, compared to $122.5 million at December 31, 2023. During the year ended December 31, 2024, the Company paid $8.3 million in cash dividends to shareholders.

For a more detailed discussion of regulatory capital requirements and dividends, see “Note 22 - Regulatory Matters” to the consolidated financial statements, as well as under the captions “Supervision and Regulation - The Company - Capital Adequacy” and “Supervision and Regulation - The Bank - Capital Standards” set forth in Part I, Item I., of this Annual Report.

As of December 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.
Reserve Balances

The FRB no longer requires depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2024 and December 31, 2023, the Bank was not subject to a reserve requirement.

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

Allowance for Credit Losses

The allowance for credit losses (ACL) represents the estimated probable credit losses in our loan and investment portfolios and is estimated as of December 31, 2024, using CECL. The Company’s method for assessing the appropriateness of the ACL includes specific allowances for individually-analyzed loans, formula allowance factors for pools of credits, and qualitative considerations which include, among other things, current and forecast economic and environmental factors. Allowance factors for loan pools are based on historical loss experience by product type.

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

Certain loans are not included in pools of loans that are collectively evaluated. The segregation of these loans is based on the results from an analysis of individually identified credits that meet management’s criteria for individual evaluation. These loans are first reviewed individually to determine if such loans have a unique risk profile that would warrant individual evaluation. When management has concluded that it is probable that the borrower will be unable to pay all amounts due under the original contractual terms, the loan is removed from collectively evaluated loan pools. The loan is reviewed and evaluated individually by management for loss potential by evaluating sources of repayment, including collateral, as applicable. A specified allowance for credit losses is established when necessary.

Because current economic conditions and forecasts can change and future events make it inherently difficult to predict the anticipated amount of estimated credit losses on loans, management’s determination of the appropriateness of the ACL could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance. A wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may move inversely in relation to one another, such that improvement in one factor or input may offset deterioration in another. Thus, as a result of the significant size of the loan portfolio, the numerous assumptions in the model, and the high degree of potential change in such assumptions, there is a high degree of subjectivity in the reported amounts. Management believes the ACL is adequate as of December 31, 2024.

Fair Value of Junior Subordinated Debentures (TRUPs)

The Company’s junior subordinated debentures (TRUPs) are measured at fair value. The accounting standards related to fair value measurements define how applicable assets and liabilities are to be valued and require expanded disclosures in regard to financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available actively quoted prices, or whose fair value can be measured from actively quoted prices of related financial instruments, generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments that are traded infrequently or not quoted in an active market will generally have little or no pricing observability and a higher degree of subjectivity. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For example, fluctuations in financial market interest rates can have a significant impact on the fair value determination, as well as the Company’s selection of bond credit ratings used in pricing modeling. Fair value adjustments related to TRUPs resulted in a recorded loss of $368,000 for the year ended December 31, 2024, and a recorded loss of $270,000 for the year ended December 31, 2023. (See Notes 10 and 15 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s measurement of expected credit losses on loans is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Historical credit loss experience provides the basis for the estimation of expected credit losses, which captures loan balances as of a point in time to form a cohort, and then tracks the respective losses generated by that cohort of loans over the remaining life. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2006 to 2024, which is adjusted for certain qualitative factors to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The Company’s allowance for credit losses on loans was $16,046,000 as of December 31, 2024.

We identified the auditing of qualitative adjustments to the allowance for credit losses on loans as a critical audit matter. Estimation of the lifetime expected credit losses for loans, particularly as it relates to the qualitative factors, requires significant management judgment. Auditing management’s judgments and assumptions involved significant audit effort as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to allowance for credit losses on loans, including the qualitative adjustments included the following, among others:

•Evaluating the appropriateness of the methodology used.
•Evaluating the reasonableness of the qualitative adjustments used by management by comparing the qualitative adjustments to the relevant internal and external data, including historical trends.
•Developed an independent expectation of qualitative adjustments and evaluated differences.
•Testing the mathematical accuracy of the computation, including testing completeness and accuracy of the internal data used and evaluating the relevance and reliability of the external data used in the calculation, the historical loss rates and qualitative adjustments determined by management and used in the calculation.

/s/ Moss Adams LLP

San Francisco, California
March 20, 2025

We have served as the Company’s auditor since 1999.

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2024, and 2023

(In thousands except share data)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$56,211	$40,784
Investment securities (at fair value)
Available-for-sale (AFS) debt securities net of allowance for credit losses of $0 (amortized cost of $179,753 and $204,390, respectively)	157,382	181,266
Marketable equity securities	3,326	3,354
Total investment securities	160,708	184,620
Loans	930,244	921,341
Unearned fees and unamortized loan origination costs - net	(1,782)	(1,299)
Allowance for credit losses - loans	(16,046)	(15,658)
Net loans	912,416	904,384
Premises and equipment - net	8,668	9,098
Accrued interest receivable	8,104	7,928
Other real estate owned (“OREO”)	4,582	4,582
Goodwill	4,488	4,488
Deferred tax assets - net	14,419	14,055
Cash surrender value of life insurance - net	20,692	21,954
Investment in limited partnerships	4,275	3,200
Operating lease right-of-use assets	3,069	1,338
Other assets	14,086	14,614
Total assets	$1,211,718	$1,211,045
Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$360,152	$403,225
Interest-bearing	697,470	601,252
Total deposits	1,057,622	1,004,477
Short-term borrowings	—	62,000
Operating lease liabilities	3,161	1,437
Other liabilities	9,001	9,376
Junior subordinated debentures (at fair value)	11,572	11,213
Total liabilities	1,081,356	1,088,503
Commitments and contingencies (Note 14)
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,364,894 at December 31, 2024 and 17,167,895 at December 31, 2023	61,267	60,585
Retained earnings	83,447	76,995
Accumulated other comprehensive loss, net of tax	(14,352)	(15,038)
Total shareholders’ equity	130,362	122,542
Total liabilities and shareholders’ equity	$1,211,718	$1,211,045
See accompanying notes to consolidated financial statements.

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2024, and 2023

(In thousands except share and per-share data)	2024	2023
Interest Income:
Interest and fees on loans	$55,236	$54,183
Interest on investment securities	5,209	5,870
Interest on deposits in FRB	306	324
Total interest income	60,751	60,377
Interest Expense:
Interest on deposits	9,578	6,758
Interest on other borrowed funds	4,323	4,298
Total interest expense	13,901	11,056
Net Interest Income	46,850	49,321
Provision for credit losses	2,963	1,460
Net Interest Income after Provision for Credit Losses	43,887	47,861
Noninterest Income:
Customer service fees	2,918	2,918
Increase in cash surrender value of bank-owned life insurance	551	557
Gain on proceeds from bank-owned life insurance	573	907
(Loss) gain on fair value of junior subordinated debentures	(614)	274
Gain on sale of assets	11	—
Other	1,274	913
Total noninterest income	4,713	5,569
Noninterest Expense:
Salaries and employee benefits	13,884	13,157
Occupancy expense	3,686	3,739
Data processing	1,114	784
Professional fees	5,265	4,366
Regulatory assessments	697	727
Director fees	436	438
Other	3,198	2,743
Total noninterest expense	28,280	25,954
Income before provision for taxes	20,320	27,476
Provision for income taxes	5,537	7,680
Net income	$14,783	$19,796
Net income per common share
Basic	$0.86	$1.16
Diluted	$0.86	$1.16
Weighted average common shares outstanding
Basic	17,188,384	17,114,214
Diluted	17,199,817	17,125,186
 See accompanying notes to consolidated financial statements.

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024, and 2023

(In thousands)	2024	2023
Net Income	$14,783	$19,796
Unrealized holding gains on AFS debt securities	753	3,941
Unrealized (loss) gain on unrecognized post-retirement costs	(24)	88
Unrealized gain (loss) on junior subordinated debentures	245	(544)
Other comprehensive income, before tax	974	3,485
Tax expense related to AFS debt securities	(223)	(1,165)
Tax benefit (expense) related to unrecognized post-retirement costs	7	(24)
Tax (expense) benefit related to junior subordinated debentures	(72)	161
Total other comprehensive income	686	2,457
Comprehensive income	$15,469	$22,253
See accompanying notes to consolidated financial statements.

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2024, and 2023

	Common Stock			Accumulated Other Comprehensive Loss
(In thousands, except share data)	Number of Shares	Amount	Retained Earnings		Total
Balance December 31, 2022 (1)	17,067,253	$60,030	$69,928	$(17,495)	$112,463
Other comprehensive income	—	—	—	2,457	2,457
Dividends on common stock ($0.35 per share)	—	—	(5,992)	—	(5,992)
Dividends payable ($0.12 per share)	—	—	(2,059)	—	(2,059)
Restricted stock units released	57,185	—	—	—	—
RSU tax withholdings	—	(29)	—	—	(29)
Restricted stock award granted	14,435	—	—	—	—
Stock options exercised	29,022	106			106
Stock-based compensation expense	—	478	—	—	478
Current Expected Credit Loss (CECL) adoption adjustment, net of tax			(4,678)		(4,678)
Net income	—	—	19,796	—	19,796
Balance December 31, 2023 (2)	17,167,895	60,585	76,995	(15,038)	122,542
Other comprehensive income	—	—	—	686	686
Dividends on common stock ($0.36 per share)	—	—	(6,248)	—	(6,248)
Dividends payable ($0.12 per share)	—	—	(2,083)	—	(2,083)
Restricted stock units released	28,710	—	—	—	—
RSU tax withholdings	—	(10)	—	—	(10)
Restricted stock award granted	168,289	—	—	—	—
Stock-based compensation expense	—	692	—	—	692
Net income	—	—	14,783	—	14,783
Balance December 31, 2024 (3)	17,364,894	$61,267	$83,447	$(14,352)	$130,362
(1) Excludes 13,974 unvested restricted shares
(2) Excludes 21,435 unvested restricted shares
(3) Excludes 160,991 unvested restricted shares
See accompanying notes to consolidated financial statements.

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, and 2023

(In thousands)	2024	2023
Cash Flows From Operating Activities:
Net Income	$14,783	$19,796
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,963	1,460
Depreciation and amortization	1,469	1,459
Amortization of operating lease right-of-use assets	646	646
Amortization of premium/discount on investment securities, net	417	499
Operating lease payments	(650)	(656)
(Increase) decrease in accrued interest receivable	(176)	561
Increase in accrued interest payable	4	45
Decrease (increase) in unearned fees and unamortized loan origination costs, net	483	(295)
Decrease (increase) in income taxes receivable	1,272	(1,755)
Stock-based compensation expense and tax benefit	692	478
Benefit for deferred income taxes	(472)	(297)
(Decrease) increase in accounts payable and accrued liabilities	(368)	727
Loss (gain) on marketable equity securities	28	(39)
Loss (gain) on fair value option of junior subordinated debentures	614	(274)
Gain on proceeds from bank-owned life insurance	(573)	(907)
Increase in cash surrender value of bank-owned life insurance	(551)	(557)
Gain on sale of assets	(11)	—
Net decrease (increase) in other assets	(935)	485
Net cash provided by operating activities	19,635	21,376

Cash Flows From Investing Activities:
Purchases of FHLB stock, FRB stock, and other securities	(16)	(1,438)
Maturities and calls on available-for-sale securities	15,609	17,600
Principal payments on available-for-sale securities	8,611	12,121
Net (increase) decrease in loans	(11,534)	58,085
Proceeds from bank-owned life insurance	2,397	2,402
Capital expenditures of premises and equipment	(1,039)	(787)
Investment in limited partnerships	(1,075)	(400)
Net cash provided by investing activities	12,953	87,583

Cash Flows From Financing Activities:
Increase (decrease) in demand deposit and savings accounts	46,638	(174,805)
Net increase in time deposits	6,508	13,799
Net (decrease) increase is short-term borrowings	(62,000)	62,000
Proceeds from exercise of stock options	—	106
Dividends on common stock	(8,307)	(7,870)
Net cash used in financing activities	(17,161)	(106,770)

Net increase in cash and cash equivalents	15,427	2,189
Cash and cash equivalents at beginning of year	40,784	38,595
Cash and cash equivalents at end of year	$56,211	$40,784
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, with rules and regulations of the Securities and Exchange Commission (SEC), and with prevailing practices within the banking industry. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly-owned subsidiaries, United Security Bank and subsidiary (the “Bank”) and USB Capital Trust II (the “Trust”). The Trust is deconsolidated pursuant to Accounting Standards Codification (ASC) 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead they are presented as junior subordinated debentures (TRUPs) and are presented as a separate liability category (see Note 10 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. The Company’s participation loans with other financial institutions are primarily in the state of California.

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

The Bank was founded in 1987 and currently operates 13 branches, one commercial lending office, one consumer lending office, and one construction lending office in an area from eastern Madera County to western Fresno County, as well as Taft and Bakersfield in Kern County, and Campbell in Santa Clara County. The Bank’s primary source of revenue is interest income from loans to customers, who are predominantly small- and middle-market businesses and individuals. The Bank engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural, and consumer loans, with particular emphasis on short- and medium-term obligations.

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

The Bank’s wholly-owned subsidiary, York Monterey Properties, Inc. (YMP), was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, loan foreclosures in Monterey County. These properties exceeded the 10-year holding period for other real estate owned, or “OREO.” YMP was funded with a $250,000 cash investment and the transfer of those parcels by the Bank to YMP. As of December 31, 2024, and 2023, these properties are included within the consolidated balance sheets as part of OREO.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of TRUPs.

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

a.Cash and cash equivalents – Cash and cash equivalents include cash on hand and amounts due from correspondent banks. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2024 or 2023. All cash and cash equivalents have maturities when purchased of three months or less.
b.Investment Securities - Debt securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from net income and reported, net of tax, as a separate component of comprehensive income (loss) and shareholders’ equity. Debt securities classified as held-to-maturity are carried at amortized cost. Gains and losses on disposition are reported using the specific identification method for the adjusted basis of the securities sold. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

The Company periodically reviews its investment portfolio on an individual security basis. Securities that are to be held for indefinite periods of time are classified as available-for-sale. Those include, but are not limited to, securities that management intends to use as part of its asset/liability management strategy, as well as those which may be sold in response to changes in interest rates, changes in prepayments, or other factors. Securities which the Company has the ability and intent to hold to maturity are classified as held-to-maturity. There were no securities classified as held-to-maturity as of December 31, 2024 and 2023.

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

l.Investment in Limited Partnerships - The Bank owns interests in local area limited partnerships which provide private capital for small- to mid-sized businesses. The investments are accounted for under the cost method.

m.Goodwill - Goodwill amounts resulting from acquisitions are considered to have an indefinite life and are not amortized. At December 31, 2024, and 2023, the Company reported goodwill totaling $4.5 million. The Company did not recognize any impairment charges on goodwill during 2024 or 2023.

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

While technically these are considered equity securities, there is no market for the FHLB or FRB stock; therefore, the shares are considered restricted investment securities. Management periodically evaluates the stock for other-than-temporary impairment through an assessment of the ultimate recoverability of cost rather than the recognition of temporary declines in value. The determination of the ultimate recoverability of cost is based upon (i) the significance and length of time of any decline in net assets of the FHLB or FRB compared to the capital stock amount of the FHLB or FRB, (ii commitments by the FHLB or FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB or FRB, (iii) the impact of legislative and regulatory changes on institutions, and (iv) the liquidity position of the FHLB or FRB.
t.Comprehensive income (loss) - Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, unrecognized costs of salary continuation defined benefit plans, and unrealized gains and losses on trust preferred securities related to instrument-specific credit risk. Comprehensive income (loss) is presented in the “Consolidated Statements of Other Comprehensive Income.”
u.Segment reporting - The Company’s operations are solely in the financial services industry and provides its customers traditional banking and other financial services. The Company operates primarily in California’s San Joaquin Valley. Management’s operating decisions and performance assessment are based on an ongoing review of the Company’s consolidated financial results. The Company is considered one operating segment for financial reporting purposes.
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
x.Recently Issued Accounting Standards -
In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB issued ASU 2022-06, “Deferral of the Sunset Date of Topic 848.” This ASU amends ASU 2020-04 by extending the sunset provision for use of LIBOR as a reference rate until December 31, 2024, due to an extension of the intended cessation of USD LIBOR. During 2023, the Company chose to use the “Secured Overnight Financing Rate,” or SOFR, as a replacement for LIBOR. This change resulted in minimal impact to TRUPs and floating rate loans tied to LIBOR.
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
In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires public entities with a single reportable unit to meet all existing disclosures previously required of entities with multiple segments as well as additional disclosures mandated by the Update. Entities are now required to disclose the measures of profit and loss used by their chief operating decision maker (CODM) to assess segment performance and to provide enhanced disclosures regarding segment expenses. On an annual basis, the CODM’s title and position must be disclosed in addition to a description of how the CODM uses the reported measures to make decisions. Significant segment expenses will be reported on an interim and annual basis. The Company adopted this standard on December 31, 2024, and has provided the additional disclosures required in “The Notes to Consolidated Financial Statements.” Please see “Note 19 - Segment Information.”
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

2.Investment Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale debt securities at December 31, 2024, and December 31, 2023:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2024
Securities available for sale:
U.S. Government agencies	$2,666	$—	$(22)	$2,644
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	92,121	4	(13,244)	78,881
Municipal bonds	50,082	—	(7,715)	42,367
Corporate bonds	34,884	34	(1,428)	33,490
Total securities available for sale	$179,753	$38	$(22,409)	$157,382
December 31, 2023
Securities available for sale:
U.S. Government agencies	$6,197	$4	$(45)	$6,156
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	100,487	4	(12,307)	88,184
Municipal bonds	50,382	—	(8,017)	42,365
Corporate bonds	34,814	24	(2,715)	32,123
U.S. Treasury securities	12,510	—	(72)	12,438
Total securities available for sale	$204,390	$32	$(23,156)	$181,266

At December 31, 2024, and at December 31, 2023, an allowance for credit losses was neither required nor recorded for any investment securities.

No proceeds or gross realized gains or losses from sales of available-for-sale debt securities were recorded for the years ended December 31, 2024, and 2023. During the years ended December 31, 2024 and December 31, 2023, the Company sold no equity securities.

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using the proceeds to purchase securities that better suit the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses recorded due to credit-related factors for the periods ended December 31, 2024 or December 31, 2023.

The amortized cost and fair value of securities available for sale at December 31, 2024, by contractual maturity, are shown below:

	December 31, 2024
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$5,417	$5,364
Due after one year through five years	30,808	29,307
Due after five years through ten years	51,407	43,830
Due after ten years	5	5
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	92,116	78,876
	$179,753	$157,382

Actual cash flows may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

At December 31, 2024, and 2023, available-for-sale debt securities with an amortized cost of approximately $90.7 million and $94.3 million (fair value of $77.8 million and $82.9 million, respectively) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes available-for-sale debt securities in an unrealized loss position for which a credit loss has not been recorded at December 31, 2024, and 2023:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2024
Securities available for sale:
U.S. Government agencies	$—	$—	$2,644	$(22)	$2,644	$(22)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	1,640	(6)	76,686	(13,238)	78,326	(13,244)
Municipal bonds	2,509	(501)	39,858	(7,214)	42,367	(7,715)
Corporate bonds	2,791	(28)	24,696	(1,400)	27,487	(1,428)
Total available-for-sale	$6,940	$(535)	$143,884	$(21,874)	$150,824	$(22,409)
December 31, 2023
Securities available for sale:
U.S. Government agencies	$—	$—	$4,064	$(45)	$4,064	$(45)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	—	—	87,904	(12,307)	87,904	(12,307)
Municipal bonds	—	—	42,365	(8,017)	42,365	(8,017)
Corporate bonds	—	—	27,286	(2,715)	27,286	(2,715)
U.S. Treasury securities	—	—	12,438	(72)	12,438	(72)
Total available-for-sale	$—	$—	$174,057	$(23,156)	$174,057	$(23,156)

The following summarizes the number of available-for-sale debt securities in an unrealized loss position for which a credit loss has not been recorded at December 31, 2024, and 2023

	December 31,
	2024	2023
Securities available for sale:
U.S. Government agencies	5	4
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	41	46
Municipal bonds	46	45
Corporate bonds	8	8
U.S. Treasury securities	—	2
Total available-for-sale	100	105

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit losses. At December 31, 2024, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates and not credit quality. The interest rate increases of 2022 and 2023 led to large decreases in bond prices and increases in yields. The reductions in interest rates during 2024 have led to some price increases but have not returned bonds to their previous values. Because the Company does not intend to sell these securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company does not consider it necessary to provide an allowance for any available-for-sale security at December 31, 2024.

During the year ended December 31, 2024, the Company recognized $28,000 in unrealized losses related to one marketable equity security compared to unrealized gains of $39,000 recognized during the year ended December 31, 2023.

The Company had no held-to-maturity securities at December 31, 2024 and December 31, 2023.

3. Loans

Loans, net of unearned fees and unamortized loan origination costs, are comprised of the following:

	December 31,
	2024		2023
(In thousands)	Loan Balance	% of Total Loans	Loan Balance	% of Total Loans
Commercial and business loans	$63,653	6.9%	$53,273	5.8%
Government program loans	62	<0.01%	74	<0.01%
Total commercial and industrial	63,715	6.9%	53,347	5.8%
Real estate – mortgage:
Commercial real estate	419,422	45.2%	386,134	42.0%
Residential mortgages	247,248	26.6%	260,539	28.3%
Home improvement and home equity loans	24	<0.01%	36	<0.01%
Total real estate mortgage	666,694	71.8%	646,709	70.3%
Real estate construction and development	111,145	12.0%	127,944	13.9%
Agricultural	49,462	5.3%	49,795	5.4%
Installment and student loans	37,446	4.0%	42,247	4.6%
Total loans	$928,462	100.0%	$920,042	100.0%

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

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2024, and 2023, these financial instruments include commitments to extend credit of $204.0 million and $183.5 million, respectively, and standby letters of credit of $29.2 million and $2.9 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

(In thousands)	2024	2023
Aggregate amount outstanding, beginning of year	$3,039	$3,610
New loans or advances during year	400	825
Repayments during year	(758)	(1,396)
Aggregate amount outstanding, end of year	$2,681	$3,039
Undisbursed commitments, end of year	$1,803	$1,525

Key terms and conditions for loans to directors, officers, principal shareholders and their affiliates do not differ from those of other borrowers.

Past Due Loans

The Company monitors delinquent and potentially problematic loans on an ongoing basis through weekly reports to the loan committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans, net of unearned fees and loan origination costs, at December 31, 2024, (in thousands):

December 31, 2024	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$63,653	$63,653	$—
Government program loans	—	—	—	—	62	62	—
Total commercial and industrial	—	—	—	—	63,715	63,715	—
Commercial real estate loans	—	—	—	—	419,422	419,422	—
Residential mortgages	214	—	—	214	247,034	247,248	—
Home improvement and home equity loans	—	—	—	—	24	24	—
Total real estate mortgage	214	—	—	214	666,480	666,694	—
Real estate construction and development loans	—	—	12,185	12,185	98,960	111,145	—
Agricultural loans	—	—	—	—	49,462	49,462	—
Installment and student loans	1,625	1,373	421	3,419	34,027	37,446	421
Total loans	$1,839	$1,373	$12,606	$15,818	$912,644	$928,462	$421

The following is a summary of delinquent loans, net of unearned fees and loan origination costs, at December 31, 2023, (in thousands):

December 31, 2023	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$53,273	$53,273	$—
Government program loans	—	—	—	—	74	74	—
Total commercial and industrial	—	—	—	—	53,347	53,347	—
Commercial real estate loans	—	—	—	—	386,134	386,134	—
Residential mortgages	—	—	—	—	260,539	260,539	—
Home improvement and home equity loans	—	—	—	—	36	36	—
Total real estate mortgage	—	—	—	—	646,709	646,709	—
Real estate construction and development loans	—	—	11,390	11,390	116,554	127,944	—
Agricultural loans	—	—	45	45	49,750	49,795	—
Installment and student loans	791	328	426	1,545	40,702	42,247	426
Total loans	$791	$328	$11,861	$12,980	$907,062	$920,042	$426

Nonaccrual Loans

The following table presents the amortized costs of loans on nonaccrual status and accruing loans more than 90 days past due: December 31, 2024, and 2023:

	December 31, 2024			December 31, 2023
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due
Real estate construction and development loans	12,198	12,198	—	11,403	11,403	—
Agricultural loans	—	—	—	—	45	—
Installment and student loans	—	—	421	—	—	426
Total	$12,198	$12,198	$421	$11,403	$11,448	$426

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2024, and 2023.

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

The following table presents loans by class, net of unearned fees and loan origination costs, by risk rating and period indicated as of December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and business
Pass	$2,374	$3,640	$2,076	$341	$408	$764	$29,349	$—	$38,952
Special Mention	—	2,000	—	—	—	—	—	—	2,000
Substandard	—	—	68	—	6,989	—	15,644	—	22,701
Total	$2,374	$5,640	$2,144	$341	$7,397	$764	$44,993	$—	$63,653
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$2	$60	$—	$—	$62
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$2	$60	$—	$—	$62
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$78,889	$32,794	$80,121	$31,376	$37,480	$151,066	$1,491	$—	$413,217
Special Mention	—	—	—	—	5,653	—	—	—	5,653
Substandard	—	—	—	552	—	—	—	—	552
Total	$78,889	$32,794	$80,121	$31,928	$43,133	$151,066	$1,491	$—	$419,422
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$23,929	$196,340	$2,480	$6,226	$—	$—	$228,975
Pass	4,824	3,969	1,926	4,320	1,580	1,654	—	—	18,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,824	$3,969	$25,855	$200,660	$4,060	$7,880	$—	$—	$247,248
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$24	$—	$—	$24
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$24	$—	$—	$24
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Real estate construction and development
Pass	$13,761	$15,743	$8,004	$—	$32,389	$2,473	$26,577	$—	$98,947
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,524	8,674	—	—	12,198
Total	$13,761	$15,743	$8,004	$—	$35,913	$11,147	$26,577	$—	$111,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$3,097	$2,115	$3,990	$490	$2,861	$11,586	$22,705	$—	$46,844
Special Mention	—	—	1,503	—	440	285	—	—	2,228
Substandard	—	—	—	—	—	—	390	—	390
Total	$3,097	$2,115	$5,493	$490	$3,301	$11,871	$23,095	$—	$49,462
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$440	$1,607	$103	$99	$8	$34,162	$606	$—	$37,025
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	421	—	—	421
Total	$440	$1,607	$103	$99	$8	$34,583	$606	$—	$37,446
Current period gross charge-offs	$—	$20	$—	$—	$—	$2,842	$—	$—	$2,862

Total loans outstanding (risk rating):
Not graded	$440	$1,607	$24,032	$196,439	$2,488	$40,412	$606	$—	$266,024
Pass	102,945	58,261	96,117	36,527	74,720	167,603	80,122	—	616,295
Special Mention	—	2,000	1,503	—	6,093	285	—	—	9,881
Substandard	—	—	68	552	10,513	9,095	16,034	—	36,262
Grand total loans	$103,385	$61,868	$121,720	$233,518	$93,814	$217,395	$96,762	$—	$928,462
Current period gross charge-offs	$—	$20	$—	$—	$—	$2,842	$—	$—	$2,862

The following table presents loans by class, net of deferred fees, by risk rating and period indicated as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and business
Pass	$5,989	$5,066	$1,594	$810	$6	$939	$38,869	$—	$53,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,989	$5,066	$1,594	$810	$6	$939	$38,869	$—	$53,273
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$8	$—	$66	$—	$—	$74
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$8	$—	$66	$—	$—	$74
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$40,929	$81,823	$52,019	$39,155	$60,626	$105,285	$501	$—	$380,338
Special Mention	—	—	—	5,796	—	—	—	—	5,796
Substandard	—	—	—	—	—	—	—	—	—
Total	$40,929	$81,823	$52,019	$44,951	$60,626	$105,285	$501	$—	$386,134
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$24,835	$206,257	$2,260	$—	$8,969	$—	$—	$242,321
Pass	4,189	1,925	5,253	1,579	3,494	1,778	—	—	18,218
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,189	$26,760	$211,510	$3,839	$3,494	$10,747	$—	$—	$260,539
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$32	$—	$—	$32
Pass	—	—	—	—	—	4	—	—	4
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$36	$—	$—	$36
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2023	2022	2021	2020	2019	Prior			Total
Real estate construction and development
Pass	$27,951	$9,571	$—	$31,308	$—	$3,978	$43,734	$—	$116,542
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,524	—	7,878	—	—	11,402
Total	$27,951	$9,571	$—	$34,832	$—	$11,856	$43,734	$—	$127,944
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$2,086	$4,163	$457	$2,958	$1,592	$12,574	$22,556	$—	$46,386
Special Mention	—	2,105	—	513	—	356	—	—	2,974
Substandard	—	—	—	—	—	45	390	—	435
Total	$2,086	$6,268	$457	$3,471	$1,592	$12,975	$22,946	$—	$49,795
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$708	$250	$142	$74	$483	$38,519	$472	$—	$40,648
Pass	1,173	—	—	—	—	—	—	—	1,173
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	426	—	—	426
Total	$1,881	$250	$142	$74	$483	$38,945	$472	$—	$42,247
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,588	$—	$—	$2,588

Total loans outstanding (risk rating):
Not graded	$708	$25,085	$206,399	$2,334	$483	$47,520	$472	$—	$283,001
Pass	82,317	102,548	59,323	75,818	65,718	124,624	105,660	—	616,008
Special Mention	—	2,105	—	6,309	—	356	—	—	8,770
Substandard	—	—	—	3,524	—	8,349	390	—	12,263
Grand total loans	$83,025	$129,738	$265,722	$87,985	$66,201	$180,849	$106,522	$—	$920,042
Current period gross charge-offs	$—	$—	$—	$—	$—	$2,588	$—	$—	$2,588

 Allowance for Credit Losses on Loans

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2024, and 2023 (in thousands).

December 31, 2024	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Total
Beginning balance	$1,903	$2,524	$3,614	$1,250	$6,367	$15,658
Provision for (reversal of) credit losses (1)	935	104	(1,110)	(222)	3,312	3,019
Charge-offs	—	—	—	—	(2,862)	(2,862)
Recoveries	1	6	—	—	224	231
Ending balance	$2,839	$2,634	$2,504	$1,028	$7,041	$16,046
(1) Excludes a $56,000 reversal of provision for unfunded loan commitments during the year.

December 31, 2023	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development	Agricultural	Installment & Student Loans	Unallocated	Total
Beginning balance	$955	$1,363	$3,409	$525	$2,898	$1,032	$10,182
CECL Adjustment	1,336	2,359	720	1,025	1,959	(1,032)	6,367
Provision for (reversal of) credit losses (1)	(390)	(1,253)	(515)	(300)	3,888	—	1,430
Charge-offs	—	—	—	—	(2,588)	—	(2,588)
Recoveries	2	55	—	—	210	—	267
Ending balance	$1,903	$2,524	$3,614	$1,250	$6,367	$—	$15,658
(1) Excludes a $30,000 provision for unfunded loan commitments during the year.

Collateral-Dependent Loans

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$12,185	3	$11,390	3
Agricultural loans	390	1	390	1
Total	$12,575	4	$11,780	4

At December 31, 2024, two of the real estate and construction and development loans were secured by land and one was secured by a multifamily property, and the agricultural loan was secured by farmland. At December 31, 2023, two of the real estate construction and development loans were secured by land and one was secured by a multifamily property, and agricultural loan was secured by farmland.

Reserve for Unfunded Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit, and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk within the loan portfolio. There was a reversal of provision of $56,000 for unfunded loan commitments made during the year ended December 31, 2024, decreasing the liability balance to $780,000. For the year ended December 31, 2023, there was a provision of $30,000 made for unfunded loan commitments. The balance for unfunded loan commitments totaled $835,000 at December 31, 2023. The reserve for the unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities.

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. There were no loan modifications at December 31, 2023.

The following tables present loan modifications made to borrowers experiencing financial difficulties for the period indicated:

	December 31, 2024
(In thousands)	Principal Forgiveness	Term Extension	Interest Rate Reduction	Payment Delay	Total % of Loans Outstanding
Commercial and business loans	$—	$6,989	$—	$—	0.75%

The following table presents the financial effects of loan modifications made to borrower experiencing financial difficulties:

December 31, 2024
(In thousands)	12 months term extension
Commercial and business loans	6,989

4.Student Loans

Included in installment loans are $33.9 million and $38.5 million in student loans at December 31, 2024, and 2023, made to medical and pharmacy school students. Upon graduation the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency, or fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. Student loans have not been originated or purchased since 2019.

As of December 31, 2024 and 2023, the allowance for credit losses for the student loan portfolio was $7.0 million and $6.3 million, respectively. At December 31, 2024, and 2023, student loans totaling $421,000 and $426,000 were included in the substandard category, respectively.

The following tables summarize the credit quality indicators for outstanding student loans as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	26	$692	$512	44	$1,242	$734
Grace	3	100	63	18	473	296
Repayment	406	19,647	324	444	20,833	289
Deferment	219	9,954	2,593	237	10,163	2,022
Forbearance	65	3,496	133	98	5,782	133
Total	719	$33,889	$3,625	841	$38,493	$3,474

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the year ended December 31, 2024, $328,000 in accrued interest receivable was reversed due to charge-offs of $2.8 million within the student loan portfolio. For the year ended December 31, 2023, $252,000 in accrued interest receivable was reversed due to charge-offs of $2.6 million within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Number of Borrowers	Principal Amount	Number of Borrowers	Principal Amount
Current or less than 31 days	185	$19,737	221	$25,070
31 - 60 days	9	1,625	6	791
61 - 90 days	7	1,360	2	328
Greater than 90 days	2	421	3	426
Total	203	$23,143	232	$26,615

5.Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2024	December 31, 2023
Land	$968	$968
Buildings and improvements	17,186	16,502
Furniture and equipment	11,392	11,105
	29,546	28,575
Less accumulated depreciation and amortization	(20,878)	(19,477)
Total	$8,668	$9,098

The depreciation and amortization expense on Company premises and equipment totaled $1.47 million and $1.46 million, for the years ended December 31, 2024, and 2023, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.

6.Investment in Limited Partnerships

The Bank owns interests in two local-area limited partnerships that provide private capital for small- and medium-sized businesses. This capital is typically used for financing later-stage growth, strategic acquisitions, ownership transitions, recapitalizations, or mezzanine capital. At December 31, 2024 and 2023, the total investment in these limited partnerships was $4.3 million, and $3.2 million, respectively, and was accounted for under the cost method. No income was received from the partnerships during the years ended December 31, 2024 and 2023. Remaining unfunded commitments as of December 31, 2024, and 2023, totaled $2.2 million and $800,000, respectively.

7.Deposits

Deposits include the following:

(In thousands)	December 31, 2024	December 31, 2023
Noninterest-bearing deposits	$360,152	$403,225
Interest-bearing deposits:
NOW and money market accounts	504,466	406,857
Savings accounts	114,648	122,547
Time deposits:
Under $250,000	45,141	48,098
$250,000 and over	33,215	23,750
Total interest-bearing deposits	697,470	601,252
Total deposits	$1,057,622	$1,004,477

The scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2024	December 31, 2023
One year or less	$56,246	$44,887
More than one year, but less than or equal to two years	21,600	26,046
More than two years, but less than or equal to three years	112	611
More than three years, but less than or equal to four years	272	86
More than four years, but less than or equal to five years	126	218
Greater than five years	—	—
	$78,356	$71,848

Deposit balances representing overdrafts reclassified as loan balances totaled $178,000 and $387,000 as of December 31, 2024, and 2023, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $11.5 million and $10.3 million at December 31, 2024, and 2023, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

At December 31, 2024, the Bank held $100.3 million in brokered deposits. There were no brokered deposits held at December 31, 2023.

8.Short-term Borrowings/Other Borrowings

The Bank maintains lines of credit with the Federal Reserve Bank, the Federal Home Loan Bank, and corespondent banks which may be drawn upon, as needed, to cover short-term financial obligations, or for investment or capital utilization purposes.

The following table sets forth the Bank’s outstanding and available credit lines for the periods indicated:

(In thousands)	December 31, 2024	December 31, 2023
Unsecured credit lines:
Credit limit	$90,000	$80,000
Balance outstanding	—	2,000
Federal Home Loan Bank:
Credit limit	135,634	128,935
Balance outstanding	—	60,000
Collateral pledged	230,001	232,144
Federal Reserve Bank:
Credit limit	499,069	463,501
Balance outstanding	—	—
Collateral pledged	617,860	608,045

At December 31, 2024, the Company’s available lines of credit totaled $724.7 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR. FHLB and FRB advances are collateralized by loans and investment securities. At December 31, 2024, $228.1 million in loans and $1.9 million in investment securities were pledged as collateral for FHLB advances. Additionally, $614.2 million in loans and $3.7 million in investment securities were pledged at December 31, 2024, as collateral for advances with the Federal Reserve Bank.

At December 31, 2023, the Company’s available lines of credit totaled $672.4 million. As of December 31, 2023, $230.1 million in loans and $2.1 million in investment securities were pledged as collateral for FHLB advances. Additionally, $604.0 million in loans and $4.1 million in investment securities were pledged as collateral at the Federal Reserve Bank.

At December 31, 2024, the Company held no borrowings. At December 31, 2023, the Company held secured borrowings of $60.0 million at FHLB and overnight unsecured borrowings of $2.0 million at PCBB.

9. Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ITMs. The initial terms of these leases expire at various dates through 2044. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of December 31, 2024, the Company had 14 operating leases and no financing leases.

Upon adoption of ASC Topic 842, Leases, the Bank chose to apply the incremental borrowing rate in its determination of the lease liability. The incremental borrowing rate approximates the Bank’s current rates for fully secured loans where the amount and terms applied are similar to the amount and terms of the lease.

Operating lease expenses for the years ended December 31, 2024 and 2023, totaled $762,000 and $711,000, respectively.

Supplemental balance sheet information related to leases is as follows:

(In thousands)	December 31, 2024	December 31, 2023
Operating cash flows used in operating leases	$766	$720
Right-of-use assets obtained in exchange for new operating lease liabilities	2,374	—
Weighted-average remaining lease terms in years for operating leases	8.65	4.23
Weighted-average discount rate for operating leases	5.06%	5.09%

Maturities of lease liabilities are as follows as of December 31, 2024 (in thousands):

Years Ending December 31,	Lease Liabilities
2025	$718
2026	499
2027	428
2028	424
2029	339
Thereafter	1,558
Total undiscounted cash flows	3,966
Less: present value discount	(805)
Present value of net future minimum lease payments	$3,161

10.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities is $12.0 million as of December 31, 2024 and 2023. The Company may redeem the junior subordinated debentures (TRUPs) at any time at par.

The Company accounts for its TRUPs issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the TRUPs better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of December 31, 2024, the rate paid on TRUPS issued under USB Capital Trust II is 3-month SOFR plus 129 basis points, and is adjusted quarterly.

At December 31, 2024, the Company performed a fair value measurement analysis on TRUPS using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month SOFR curve to estimate future quarterly interest payments due over remaining life of the debt instrument. These cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with TRUPs. The 6.40% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At December 31, 2024, and December 31, 2023, the total cumulative gain recorded on the debt was $1.1 million and $1.5 million, respectively.

(In thousands)	December 31, 2024	December 31, 2023
Net fair value calculation loss	$(368)	$(270)
Other comprehensive income gain (loss)	245	(544)
Recognized (loss) gain on fair value	(614)	274
Cumulative gain recorded	1,093	1,461
Discount rate	6.40%	6.14%

The net fair value calculation performed as of December 31, 2024 resulted in a pretax loss adjustment of $368,000 for the year ended December 31, 2024, compared to a pretax loss adjustment of $270,000 for the year ended December 31, 2023.

For the year ended December 31, 2024, the $368,000 fair value loss adjustment was separately presented as a $614,000 loss recognized on the consolidated statements of income, and a $245,000 gain associated with the instrument-specific credit risk recognized in other comprehensive income. For the year ended December 31, 2023, the $270,000 fair value loss adjustment was separately presented as a $274,000 gain recognized on the consolidated statements of income, and a $544,000 loss associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

11.Deferred Taxes

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Credit losses not currently deductible	$5,127	$4,985
Deferred compensation	1,692	1,757
Depreciation	278	92
Accrued reserves	248	—
Write-down on other real estate owned	291	291
Unrealized gain on retirement obligation	63	56
Deferred loss ASC 825 – fair value option	354	159
Unrealized loss on available for sale securities	6,613	6,835
Interest on nonaccrual loans	1,733	1,513
Lease liability	1,006	458
Other	751	848
Total deferred tax assets	18,156	16,994
Deferred tax liabilities:
State tax	(636)	(596)
FHLB dividend	(46)	(46)
Loss on limited partnership investments	(841)	(650)
Fair value adjustments for purchase accounting	(93)	(93)
Unrealized loss on TRUPs	(471)	(579)
Deferred loan costs	(567)	(414)
Prepaid expenses	(106)	(135)
Right-of-use asset	(977)	(426)
Total deferred tax liabilities	(3,737)	(2,939)
Net deferred tax assets	$14,419	$14,055

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2024, or December 31, 2023.

Income tax expense for the years ended December 31, consist of the following:

(In thousands)	Federal	State	Total
2024
Current	$3,769	$2,240	$6,009
Deferred	(295)	(177)	(472)
	$3,474	$2,063	$5,537
2023
Current	$5,103	$2,874	$7,977
Deferred	(238)	(59)	(297)
	$4,865	$2,815	$7,680

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State franchise tax, net of federal income tax benefit	8.0	8..1
Other	(1.7)	(1.1)
Effective income tax rate	27.3%	28.0%

The Company periodically reviews its tax positions under the accounting standards related to uncertainty in income taxes, which defines the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority. As of December 31, 2024, and 2023, the Company has no uncertain tax positions.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction and California. There are no filings in foreign jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for years before 2021 and 2020 for Federal and California jurisdictions, respectively.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. Interest and penalties recognized during the periods ended December 31, 2024 and December 31, 2023 were insignificant.

12.Stock Based Compensation

Options and restricted stock units and awards have been granted to directors, officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options, units, and awards granted are service awards, and are based solely upon fulfilling a requisite service period (the vesting period). At December 31, 2024, the Company had one shareholder approved stock based compensation plan.

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

Under the 2015 Plan, 235,991 granted stock instruments are outstanding as of December 31, 2024, of which 57,000 are exercisable. Of the 235,991 granted stock instruments, 15,538 are restricted stock units, 145,453 are restricted stock awards, and 75,000 are nonqualified stock options.

At December 31, 2024, there were 205,085 shares available for future issuance under equity compensation plans.

A summary of the status of the Company’s stock option plan and changes during the year are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2022	119,022	$8.07
Granted during the year	—	—
Exercised during the year	(29,022)	3.68
Forfeited during the year	(15,000)	9.25
Options outstanding December 31, 2023	75,000	9.54	5.50	$7,200
Granted during the year	—	—
Exercised during the year	—	—
Forfeited during the year	—	—
Options outstanding December 31, 2024	75,000	$9.54	4.49	$65,250

As of December 31, 2024, and 2023 there was $53,000 and $78,000, respectively, of total unrecognized compensation expense related to non-vested stock options. Non-vested stock options totaled 18,000 shares at December 31, 2024, with a weighted average remaining vesting period of approximately 2.07 years. Non-vested stock options totaled 24,000 at December 31, 2023. The aggregate intrinsic value of the non-vested stock options was $32,580 at December 31, 2024 and $5,760 at December 31, 2023.

Included in total outstanding options at December 31, 2024, were 57,000 exercisable shares at a weighted average price of $9.97, a weighted average remaining contract term of 3.68, and intrinsic value of 32,670.

A summary of the status of the Company’s stock option values and activity is presented below:

	December 31, 2024	December 31, 2023
Weighted average grant-date fair value per share of stock options granted	$—	$—
Weighted average fair value of stock options vested	$26,000	$26,000
Total intrinsic value of stock options exercised	$—	$85,000

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

A summary of the status of the Company’s restricted stock units and changes during the year are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested units at December 31, 2022	13,974	$8.29
Granted during the year	52,477	$7.53
Vested during the year	(59,451)	$7.68
Forfeited during the year	—	$—
Non-vested units at December 31, 2023	7,000	$7.79
Granted during the year	15,733	9.15
Vested during the year	(6,172)	9.10
Forfeited during the year	(1,023)	7.46
Non-vested units at December 31, 2024	15,538	$8.67

As of December 31, 2024, there was $122,898 of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.91 years. As of December 31, 2023, there was $40,000 of total unrecognized compensation expense related to restricted stock units. The Company determines fair value of restricted stock units based on the quoted stock price as of the grant date.

A summary of the status of the Company’s restricted stock awards and changes during the year are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2022	—
Granted during the year	14,435	7.99
Vested during the year	—
Forfeited during the year	—
Non-vested awards at December 31, 2023	14,435	$7.99
Granted during the year	191,795	8.24
Vested during the year	(60,777)	8.26
Forfeited during the year	—	—
Non-vested awards at December 31, 2024	145,453	8.21

As of December 31, 2024, there was $1.1 million of total unrecognized compensation expense related to restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 6.88 years. At December 31, 2023, there was $113,000 of total unrecognized compensation expense related to restricted stock awards. The Company determines fair value of restricted stock awards based on the quoted stock price as of the grant date.
Included in salaries and employee benefits for the years ended December 31, 2024, and 2023 are $381,000 and $141,000 of stock-based compensation, respectively. Director’s fees totaling $311,000 and $337,000 for the same periods, respectively, are also included in stock-based compensation as reflected in the Consolidated Statement of Changes in Shareholders’ Equity. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to any year.

13.Employee Benefit Plans

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the U.S. Code. Employees of the Company are eligible to participate in the 401(k) Plan upon the first day of the month after their date of hire. Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors. Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are 100% vested at the time of contribution. The Company made matching contributions of $312,000 and $282,000 to the 401(k) Plan for the years ended December 31, 2024, and 2023, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for certain current and prior senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of at least 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 32 years. As of December 31, 2024, the Company maintained a total of 12 Salary Continuation agreements.

The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2024, and 2023, $4.4 million and $4.3 million, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 4.92% and 5.30%, respectively, and is included in other liabilities on the consolidated balance sheets. Salary continuation expense is included in salaries and benefits expense, and totaled $306,000 and $314,000 for the years ended December 31, 2024, and 2023, respectively.

Included within the 12 total Salary Continuation agreements are four separate agreements with officers of the Bank. The accrual for this salary continuation liability is based on the anticipated years of service and vesting schedules provided under each individual agreement. The four policies are considered individual contracts, and the Company applies guidance contained in ASC Topic 710. Additionally, the Company purchased company owned life insurance (COLI) and bank owned life insurance policies (BOLI) in connection with these salary continuation agreements. The COLI policy premiums were paid over a seven year period and the BOLI policy premiums were paid in whole upon the purchase of the policies. There was no premium expense for the years ended December 31, 2024 and December 31, 2023.

There were eight Salary Continuation agreements established prior to 2015. Per the guidance in ASC Topic 715 “Compensation,” the Company records in accumulated other comprehensive (loss) income the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from changes in the estimated interest rates used in the calculation of net liabilities under the Plan. As of December 31, 2024, and 2023, the Company had approximately $147,000 and $130,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the Plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2024, and 2023.

Officer Supplemental Life Insurance Plan

The Company owns Bank-owned life insurance policies (BOLI) and Company-owned life insurance policies (COLI) on certain officers, including those covered under the Salary Continuation Plan above, with a portion of the post-retirement benefit available to the officers’ beneficiaries. The BOLI and COLI initial net cash surrender value is equal to the premium paid. Non-taxable increases in the cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company, are recorded as income. The cash surrender value of the policies totaled $20.7 million and $22.0 million at December 31, 2024, and 2023, and are included on the consolidated balance sheet as cash surrender value of life insurance. Income, net of expense, totaled $551,000 and $557,000 for the years ended December 31, 2024, and 2023, respectively. As the Salary Continuation Plan remains unfunded, it is the Company’s intention to utilize the policy proceeds to settle Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available, if necessary, to satisfy the Company’s creditors.

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

	December 31,
(In thousands)	2024	2023
Commitments to extend credit	$204,033	$183,537
Standby letters of credit	29,174	2,940

Commitments to extend credit are agreements to lend to a customer, as long as there are no violation of any conditions established in the contract. Substantially all of these commitments are at floating interest rates based on the prime rate, and most have fixed expiration dates. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation and may include accounts receivable, inventory, leases, property, plant and equipment, residential real estate, and income-producing properties. Many of the commitments are expected to expire without being drawn upon and, as a result, the total commitment amounts do not necessarily represent future cash requirements of the Company.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately three years. At December 31, 2024, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $29.2 million.

Remaining unfunded commitments for the investment in limited partnership as of December 31, 2024 and 2023, totaled $2.2 million and $800,000, respectively.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	December 31, 2024
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$157,382	$157,382	$—	$157,382	$—
Marketable equity securities	3,326	3,326	3,326	—	—
Loans, net	912,416	874,105	—	—	874,105
Financial Liabilities:
Time deposits	78,356	77,981	—	—	77,981
Junior subordinated debentures	11,572	11,572	—	—	11,572

	December 31, 2023
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$181,266	$181,266	$12,438	$168,828	$—
Marketable equity securities	3,354	3,354	3,354	—	—
Loans, net	904,384	871,681	—	—	871,681
Financial Liabilities:
Time deposits	71,848	71,414	—	—	71,414
Short-term borrowings	62,000	62,000	62,000	—	—
Junior subordinated debentures	11,213	11,213	—	—	11,213

The Company performs fair value measurements on certain assets and liabilities as the result of the application of current accounting guidelines. Some fair value measurements, such as investment securities and TRUPs are performed on a recurring basis, while others, such as impairment of loans, other real estate owned, goodwill and other intangibles, are performed on a nonrecurring basis.

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

The Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2024.

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

Loans – Fair values of loans are estimated as follows: Fixed and variable loans are valued using discounted cash flow analysis, which takes into account various factors, including the type of loan, expected credit losses, and prepayment expectations. The cash flows from the loans are discounted to their present value by using a combination of current market rates, liquidity spreads, and the underlying index rates and margins on variable-rate loans. This process results in a Level 3 classification for the valuations.

Individually-Evaluated Loans - Fair value measurements for individually-evaluated loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third party appraisals or observed market prices. Collateral-dependent loans are measured for impairment using the fair value of the collateral. There were no individually-evaluated loans measured at fair value as of December 31, 2024, or December 31, 2023.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. No OREO properties were measured at fair value as of December 31, 2024, or December 31, 2023.

Time Deposits - The fair value is calculated by applying the current SOFR/SWAP curve rate to the discounted value of contractual cash flows.

Short-Term Borrowings - The fair value is calculated by applying rates currently available for debt with similar terms and remaining maturities to the existing debt.

Junior Subordinated Debentures - The fair value of junior subordinated debentures (TRUPs) is based on a discounted cash flow model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company uses characteristics that market participants would generally use, and considers factors specific to the liability and the principal, or most advantageous, market for the liability. Cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar debt and circumstances unique to the Company. The Company believes that the subjective nature of these inputs, credit concerns in the capital markets, and inactivity in the trust preferred markets, limit the observability of market spreads, requiring TRUPs to be classified at a Level 3 fair value.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2024, and 2023:

December 31, 2024				December 31, 2023
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debentures	Discounted cash flow	Market credit risk adjusted spreads	6.40%	Junior Subordinated Debentures	Discounted cash flow	Market credit risk adjusted spreads	6.14%

Management believes that the credit risk-adjusted spread utilized in the fair value measurement of TRUPs is indicative of the nonperformance risk premium a willing market participant would require under current, inactive market conditions. Management attributes the change in fair value of TRUPs to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the forward three-month SOFR curve will result in a positive fair value adjustment and a decrease in the fair value measurement. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the forward three-month SOFR curve will result in a negative fair value adjustment and an increase in the fair value measurement. The increase in discount rate between the periods ended December 31, 2024, and December 31, 2023, is primarily due to increases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring as of December 31, 2024:

(In thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$2,644	$—	$2,644	$—
U.S. Government collateralized mortgage obligations	78,881	—	78,881	—
Municipal bonds	42,367	—	42,367	—
Corporate bonds	33,490	—	33,490	—
Total AFS securities	157,382	—	157,382	—
Marketable equity securities	3,326	3,326	—	—
Total assets	$160,708	$3,326	$157,382	$—

Liabilities:
Junior subordinated debentures	$11,572	$—	$—	$11,572
Total liabilities	$11,572	$—	$—	$11,572

There were no non-recurring fair value adjustments at December 31, 2024.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023:

(In thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$6,156	$—	$6,156	$—
U.S. Government collateralized mortgage obligations	88,184	—	88,184	—
Municipal bonds	42,365	—	42,365	—
U.S. Treasury securities	12,438	—	12,438	—
Corporate bonds	32,122	—	32,122	—
Total AFS securities	181,265	—	181,265	—
Marketable equity securities	3,354	3,354	—	—
Total assets	$184,619	$3,354	$181,265	$—

Liabilities:
Junior subordinated debentures	$11,213	$—	$—	$11,213
Total liabilities	$11,213	$—	$—	$11,213

There were no non-recurring fair value adjustments at December 31, 2023.

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended:

Junior Subordinated Debentures (in thousands)	December 31, 2024	December 31, 2023
Beginning balance	$11,213	$10,883
Total (gains) losses included in earnings	614	(274)
Total gains (losses) included in other comprehensive income	(245)	544
Capitalized interest	(10)	60
Ending balance	$11,572	$11,213
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$614	$(274)

16.Supplemental Cash Flows Disclosures

	Year Ended December 31,
(In thousands)	2024	2023
Cash paid during the period for:
Interest	$13,897	$11,010
Income Taxes	6,450	9,732
Noncash activities:
Recognition of ROU asset	2,374	—
Unrealized gains (losses) on junior subordinated debentures, net of tax	173	(544)
Unrealized gains on available for sale securities, net of tax	530	3,941
Unrealized (losses) gains on unrecognized post-retirement costs, net of tax	(17)	88
Cash dividend declared	2,083	2,059

17.Earnings Per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic net income per share computation with the numerator and the denominator of the diluted net income per share computation.

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023
Net income available to common shareholders	$14,783	$19,796
Weighted average shares outstanding	17,188,384	17,114,214
Add: dilutive effect of stock options and unvested restricted stock	11,433	10,972
Weighted average shares outstanding adjusted for potential dilution	17,199,817	17,125,186
Basic earnings per share	$0.86	$1.16
Diluted earnings per share	$0.86	$1.16
Weighted average anti-dilutive shares excluded from earnings per share calculation	97,000	91,000

Dilutive income per share includes the effect of stock options, unvested restricted stock units, and other potentially dilutive securities using the treasury stock method. There is only one form of outstanding common stock. Holders of unvested restricted stock units do not receive dividends while holders of unvested restricted stock awards do receive dividends.

18.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows for the years ended:

	December 31, 2024			December 31, 2023
(in thousands)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(16,290)	$(130)	$1,382	$(19,066)	$(194)	$1,765
Current period comprehensive (loss) income, net of tax	530	(17)	173	$2,776	$64	$(383)
Ending balance	$(15,760)	$(147)	$1,555	$(16,290)	$(130)	$1,382
Accumulated other comprehensive loss			$(14,352)			$(15,038)

19. Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, such as branches, which are then aggregated if operating performance, product and services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of resource allocations. The chief operating decision maker uses revenue streams to evaluate product pricing and uses significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for segments are the same as those described in “Note 1 - Organization and Summary of Significant Accounting and Reporting Policies.” Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the financial statements.

Detailed information related to the Company’s banking segment is as follows:

	Banking Segment
(In thousands)	2024	2023
Interest income	$60,751	$60,377
Noninterest income	4,713	5,569
Total revenue	65,464	65,946

Less:
Interest expense	13,901	11,056

Less:
Provision for credit losses	2,963	1,460
Salaries and employee benefits	13,884	13,157
Provision for income taxes	5,537	7,680
Occupancy Expense	3,686	3,739
Depreciation	1,469	1,459
Amortization	1,063	1,145
Other expenses (1)	8,178	6,454
Banking segment net income	$14,783	$19,796

Reconciliation of assets:
Banking segment assets	$1,211,718	$1,211,045
Total consolidated assets	$1,211,718	$1,211,045
(1) Other segment items include professional fees, regulatory assessments, director fees and data processing fees.

20.Investment in York Monterey Properties

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

As of December 31, 2024, and 2023, the Bank’s investment in York Monterey Properties, Inc. totaled $5.0 million. York Monterey Properties, Inc. is included within the consolidated financial statements of the Company, with $4.6 million of the total investment recognized within the balance of OREO on the consolidated balance sheets. Please see “Note 24 - Subsequent Events” for additional information.

21. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2024, and 2023
(In thousands)	2024	2023
Assets
Cash and equivalents	$2,584	$2,902
Investment in bank subsidiary	139,845	131,810
Other assets	1,588	1,102
Total assets	$144,017	$135,814

Liabilities & Shareholders’ Equity
Liabilities:
Junior subordinated debentures (at fair value)	$11,572	$11,213
Dividends declared	2,083	2,059
Total liabilities	13,655	13,272
Shareholders’ Equity:
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,364,894 at December 31, 2024 and 17,167,895 at December 31, 2023	61,267	60,585
Retained earnings	83,447	76,995
Accumulated other comprehensive loss, net of tax	(14,352)	(15,038)
Total shareholders’ equity	130,362	122,542
Total liabilities and shareholders’ equity	$144,017	$135,814

United Security Bancshares – (parent only)	Years ended December 31,
Income Statements
(In thousands)	2024	2023
Income
(Loss) gain on fair value of junior subordinated debentures	$(614)	$274
Dividends from subsidiary	9,311	8,451
Total income	8,697	8,725
Expense
Interest expense	816	799
Other expense	511	460
Total expense	1,327	1,259
Income before taxes and equity in undistributed income of subsidiary	7,370	7,466
Benefit for income taxes	(574)	(291)
Equity in undistributed income of subsidiary	6,839	12,039
Net Income	$14,783	$19,796

United Security Bancshares – (parent only)	Years ended December 31,
Statement of Cash Flows
(In thousands)	2024	2023
Cash Flows From Operating Activities
Net income	$14,783	$19,796
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(6,839)	(12,039)
Benefit for deferred income taxes	(130)	(70)
Loss (gain) on fair value of junior subordinated debentures	614	(274)
(Increase) decrease in income tax receivable	(394)	200
Net decrease in other assets	(46)	800
Net cash provided by operating activities	7,988	8,413
Cash Flows From Financing Activities
Dividends paid	(8,306)	(8,451)
Net cash used in financing activities	(8,306)	(8,451)
Net decrease in cash and cash equivalents	(318)	(38)
Cash and cash equivalents at beginning of year	2,902	2,940
Cash and cash equivalents at end of year	$2,584	$2,902

22. Regulatory Matters

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

The final rule became effective January 1, 2020, and was adopted by the Bank on September 30, 2020. As of December 31, 2024, and December 31, 2023, the Company and Bank met all capital adequacy requirements to which they were subject.

The following table shows the Company’s and the Bank’s regulatory capital and regulatory capital ratios at December 31, 2024, and 2023, compared to the applicable capital adequacy guidelines:

	Actual		Minimum requirement for Community Bank Leverage Ratio (1)
(In thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2024 (Company):
Tier 1 Leverage (to Average Assets)	$153,673	12.57%	$110,011	9.00%
As of December 31, 2024 (Bank):
Tier 1 Leverage (to Average Assets)	153,601	12.59%	109,829	9.00%
As of December 31, 2023 (Company):
Tier 1 Leverage (to Average Assets)	147,350	11.82%	112,035	9.00%
As of December 31, 2023 (Bank):
Tier 1 Leverage (to Average Assets)	147,249	11.83%	112,152	9.00%
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

23. Related Party Transactions

During 2022, a member of the Board of Directors was hired to act as Chief Information Officer (CIO) on an interim basis, for which the director was paid a consulting fee of $200,000. As a result, the director is currently not considered an independent director.

24. Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and determined that there was one subsequent event requiring additional disclosure regarding OREO balances related to the investment in York Monterey Properties, Inc. On January 14, 2025, the Bank foreclosed on nonaccrual loans related to the York Monterey Properties subdivision totaling $3.2 million and transferred the amount to OREO. This was not reflected in the $4.6 million balance at December 31, 2024. Please see “Note 19 - Investment in York Monterey Properties” for additional information.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s management has determined that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2024. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2024.
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information

  None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled “Election of Directors and Executive Officers,” “Corporate Governance Principles and Board Matters,” “Delinquent Section 16(a) Report,” and “Other Practices, Policies, and Guidelines,” set forth in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (“Proxy Statement”).

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

Item 15 - Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements

The following Consolidated Financial Statements are set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2024, and 2023

Consolidated Statements of Income - Years Ended December 31, 2024, and 2023

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2024, and 2023

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2024, and 2023

Consolidated Statements of Cash Flows - Years Ended December 31, 2024, and 2023

Notes to Consolidated Financial Statements

(a)(2)           Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.1.1	Amended Articles of Incorporation (filed herewith)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (5)

10.3	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (2)

10.4	Amended and Restated Change in Control Agreement for David Eytcheson (5)

10.5	USB 2005 Stock Option Plan (3)

10.6	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.7	Executive Salary Continuation Agreement for William Yarbenet (5)

10.8	Employment Agreement for William Yarbenet (5)

10.9	Change in Control Agreement for Robert Oberg (6)

10.10	Executive Salary Continuation Agreement for Robert Oberg (6)

10.11	Information Technology Engagement Letter with Mahmood, LLC, Dated June 29, 2022

10.12	Employment Agreement for David Kinross (7)

10.13	Employment Agreement for Porsche Saunders

10.14	Change in Control Agreement for Porsche Saunders (filed herewith)

11.1	Computation of earnings per share. See Note 17 to Consolidated Financial Statements set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

19.1	Insider Trading Policy (filed herewith)

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97.1	Clawback Policy, dated November 28, 2023 (8)

101	Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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
(8) Previously filed on March 26, 2024 as an exhibit to the Company’s filing on Form 10-K (file number 000-32897).

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

United Security Bancshares

March 20, 2025	/s/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 20, 2025	/s/ David A. Kinross
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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 20, 2025	/s/ Stanley J. Cavalla
Director

Date:	March 20, 2025	/s/ Tom Ellithorpe
Director

Date:	March 20, 2025	/s/ Jay Gill
Director

Date:	March 20, 2025	/s/ Heather Hammack
Director

Date:	March 20, 2025	/s/ Nabeel Mahmood
Director

Date:	March 20, 2025	/s/ Kenneth D. Newby
Director

Date:	March 20, 2025	/s/ Sue Quigley
Director

Date:	March 20, 2025	/s/ Brian Tkacz
Director

Date:	March 20, 2025	/s/ Dora Westerlund
Director