Form 10-Q
period 2025-03-31
UNITED SECURITY BANCSHARES
filed 2025-05-08
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4930

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	UBFO	Nasdaq

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2025: 17,475,927

PART I. Financial Information
Item 1 - Financial Statements (Unaudited)

United Security Bancshares and Subsidiaries
Condensed Consolidated Balance Sheets – (unaudited)

(In thousands except shares)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$37,894	$56,211
Investment securities (at fair value)
Available-for-sale (AFS) securities net of allowance for credit losses of $0 (amortized cost of $176,938 and $179,753)	157,155	157,382
Marketable equity securities	3,379	3,326
Total investment securities	160,534	160,708
Loans	922,640	930,244
Unearned fees and unamortized loan origination costs - net	(1,987)	(1,782)
Allowance for credit losses - loans	(15,356)	(16,046)
Net loans	905,297	912,416
Premises and equipment - net	8,413	8,668
Accrued interest receivable	8,520	8,104
Other real estate owned	7,852	4,582
Goodwill	4,488	4,488
Investment in limited partnerships	4,275	4,275
Deferred tax assets - net	13,824	14,419
Cash surrender value of life insurance - net	20,824	20,692
Operating lease right-of-use assets	2,908	3,069
Other assets	16,962	14,086
Total assets	$1,191,791	$1,211,718

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Non-interest-bearing	$359,135	$360,152
Interest-bearing	667,078	697,470
Total deposits	1,026,213	1,057,622
Short-term borrowings	8,000	—
Operating lease liabilities	2,999	3,161
Other liabilities	10,286	9,001
Junior subordinated debentures (at fair value)	11,417	11,572
Total liabilities	1,058,915	1,081,356
Commitments and contingent liabilities (Note 18)
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,475,927 at March 31, 2025 and 17,364,894 at December 31, 2024	61,467	61,267
Retained earnings	84,032	83,447
Accumulated other comprehensive loss, net of tax	(12,623)	(14,352)
Total shareholders’ equity	132,876	130,362
Total liabilities and shareholders’ equity	$1,191,791	$1,211,718
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands, except shares and EPS)	2025	2024
Interest Income:
Interest and fees on loans	$13,943	$13,481
Interest on investment securities	1,206	1,354
Interest on deposits at other banks	134	44
Total interest income	15,283	14,879
Interest Expense:
Interest on deposits	2,780	1,723
Interest on other borrowed funds	207	1,442
Total interest expense	2,987	3,165
Net Interest Income	12,296	11,714
Provision for credit losses	2,300	173
Net Interest Income after Provision for Credit Losses	9,996	11,541
Noninterest Income:
Customer service fees	638	706
Increase in cash surrender value of bank-owned life insurance	132	137
Gain (loss) on fair value of junior subordinated debentures	270	(294)
Gain on sale of assets	—	11
Other	320	493
Total noninterest income	1,360	1,053
Noninterest Expense:
Salaries and employee benefits	3,926	3,498
Occupancy expense	966	858
Data processing	407	111
Technology	651	764
Professional fees	646	243
Loan-related expenses	17	215
Regulatory assessments	173	173
Director fees	102	128
Other	716	748
Total noninterest expense	7,604	6,738
Income before provision for taxes	3,752	5,856
Provision for income taxes	1,070	1,695
Net income	$2,682	$4,161
Net Income per common share
Basic	$0.16	$0.24
Diluted	$0.16	$0.24
Weighted average common shares outstanding
Basic	17,229,743	17,170,907
Diluted	17,261,452	17,171,642
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Net Income	$2,682	$4,161
Unrealized gain (loss) on available-for-sale securities	2,588	(1,069)
Unrealized gain on unrecognized post-retirement costs	8	10
Unrealized (loss) gain on junior subordinated debentures	(142)	155
Other comprehensive income (loss), before tax	2,454	(904)
Tax (expense) benefit related to available-for-sale securities	(765)	315
Tax expense related to unrecognized post-retirement costs	(2)	(3)
Tax benefit (expense) related to junior subordinated debentures	42	(45)
Total other comprehensive income (loss)	1,729	(637)
Comprehensive income	$4,411	$3,524
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2025, and 2024

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance December 31, 2024	17,364,894	$61,267	$83,447	$(14,352)	$130,362
Other comprehensive income	—	—	—	1,729	1,729
Dividends payable ($0.12 per share)	—	—	(2,097)	—	(2,097)
Restricted stock units released	1,654	—	—	—	—
Restricted stock awards granted	109,379	—	—	—	—
Stock-based compensation expense	—	200	—	—	200
Net income	—	—	2,682	—	2,682
Balance March 31, 2025	17,475,927	$61,467	$84,032	$(12,623)	$132,876

Balance December 31, 2023	17,167,895	$60,585	$76,995	$(15,038)	$122,542
Other comprehensive loss	—	—	—	(637)	(637)
Dividends payable ($0.12 per share)	—	—	(2,089)	—	(2,089)
Restricted stock units released	23,506	—	—	—	—
Restricted stock awards granted	123,794	—	—	—	—
Stock-based compensation expense	—	207	—	—	207
Net income	—	—	4,161	—	4,161
Balance March 31, 2024	17,315,195	$60,792	$79,067	$(15,675)	$124,184
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2025	2024
Cash Flows From Operating Activities:
Net Income	$2,682	$4,161
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,300	173
Depreciation and amortization	376	349
Noncash lease expense	199	177
Amortization of premium/discount on investment securities, net	102	113
Operating lease payments	(200)	(182)
Increase in accrued interest receivable	(416)	(506)
(Decrease) increase in accrued interest payable	(5)	19
Increase in accounts payable and accrued liabilities	1,026	1,166
Increase in unearned fees and unamortized loan origination costs, net	206	215
Decrease in income taxes receivable	128	1,400
Gain on marketable equity securities	(53)	(43)
Stock-based compensation expense	200	207
Benefit for deferred income taxes	(210)	—
Increase in cash surrender value of bank-owned life insurance	(132)	(137)
(Gain) loss on fair value option of junior subordinated debentures	(270)	294
Net (increase) decrease in other assets	(2,915)	42
Net cash provided by operating activities	3,018	7,448
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(7)	(2)
Maturities of available-for-sale securities	—	13,500
Principal payments of available-for-sale securities	2,713	1,418
Net decrease (increase) in loans	1,574	(9,875)
Investment in limited partnerships	—	(200)
Capital expenditures of premises and equipment	(121)	(455)
Net cash provided by investing activities	4,159	4,386
Cash Flows From Financing Activities:
Net decrease in demand deposits and savings accounts	(27,617)	(49,498)
Net (decrease) increase in time deposits	(3,793)	955
Net increase in short-term borrowings	8,000	41,000
Dividends on common stock	(2,084)	(2,071)
Net cash used in financing activities	(25,494)	(9,614)
Net change in cash and cash equivalents	(18,317)	2,220
Cash and cash equivalents at beginning of period	56,211	40,784
Cash and cash equivalents at end of period	$37,894	$43,004
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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in its 2024 Annual Report on Form 10-K. These interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of a normal, recurring nature and considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Reclassifications:

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale as of March 31, 2025, and December 31, 2024:

	March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$2,194	$—	$(17)	$2,177
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	89,810	6	(11,808)	78,008
Municipal bonds	50,032	—	(6,842)	43,190
Corporate bonds	34,902	48	(1,170)	33,780
Total securities available-for-sale	$176,938	$54	$(19,837)	$157,155

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$2,666	$—	$(22)	$2,644
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	92,121	4	(13,244)	78,881
Municipal bonds	50,082	—	(7,715)	42,367
Corporate bonds	34,884	34	(1,428)	33,490
Total securities available-for-sale	$179,753	$38	$(22,409)	$157,382

No proceeds or gross realized gains or losses from sales of available-for-sale debt securities were recorded for the quarters ended March 31, 2025, and 2024.

The amortized cost and fair value of securities available for sale at March 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	March 31, 2025
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$5,417	$5,379
Due after one year through five years	31,950	30,487
Due after five years through ten years	49,761	43,281
Collateralized mortgage obligations	89,810	78,008
	$176,938	$157,155

There were no proceeds or realized gains or losses from the sale or call of available-for-sale securities for the quarters ended March 31, 2025, or March 31, 2024.

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using the proceeds to purchase securities that better fit with the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses recorded due to credit-related factors for the quarters ended March 31, 2025, or March 31, 2024.

At March 31, 2025, available-for-sale securities with an amortized cost of approximately $95.7 million and a fair value of $83.0 million were pledged as collateral for short-term borrowings, securitized deposits, and public funds balances. At December 31, 2024, available-for-sale securities with an amortized cost of approximately $90.7 million and a fair value of $77.8 million were pledged as collateral for short-term borrowings, securitized deposits, and public funds balances.

The following summarizes available-for-sale securities in an unrealized loss position for which a credit loss has not been recorded:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
March 31, 2025
U.S. Government agencies	$—	$—	$1,725	$(17)	$1,725	$(17)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	1,610	(5)	75,862	(11,803)	77,472	(11,808)
Municipal bonds	1,679	(339)	41,512	(6,503)	43,191	(6,842)
Corporate bonds	2,798	(19)	24,960	(1,151)	27,758	(1,170)
Total available-for-sale	$6,087	$(363)	$144,059	$(19,474)	$150,146	$(19,837)

December 31, 2024
U.S. Government agencies	$—	$—	$2,644	$(22)	$2,644	$(22)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	1,640	(6)	76,686	(13,238)	78,326	(13,244)
Municipal bonds	2,509	(501)	39,858	(7,214)	42,367	(7,715)
Corporate bonds	2,791	(28)	24,696	(1,400)	27,487	(1,428)
Total available-for-sale	$6,940	$(535)	$143,884	$(21,874)	$150,824	$(22,409)

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit losses. At March 31, 2025, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates and not credit quality. While the interest rate increases of 2022 and 2023 led to large decreases in bond prices, reductions in interest rates during 2024 led to some price increases but not a return to previous values. During the first quarter of 2025, bond prices held relatively steady, but the recent market turmoil related to tariff implementations has led to bond sell-offs and resulted in more price decreases. Because the Company does not intend to sell these securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company did not consider it necessary to provide an allowance for credit losses for any available-for-sale security at March 31, 2025, or December 31, 2024.

During the quarter ended March 31, 2025 and 2024, the Company recognized unrealized gains of $53,000 and $43,000, respectively, related to one mutual fund included in marketable equity securities.

The Company had no held-to-maturity or trading securities at March 31, 2025, or December 31, 2024.

3.Loans

Loans, net of unearned fees and unamortized loan origination costs, are comprised of the following:

(In thousands)	March 31, 2025		December 31, 2024
Commercial and industrial:
Commercial and business loans	$60,619	6.6%	$63,653	6.9%
Government program loans	59	<0.01%	62	<0.01%
Total commercial and industrial	60,678	6.6%	63,715	6.9%
Real estate mortgage:
Commercial real estate	417,940	45.4%	419,422	45.2%
Residential mortgages	244,089	26.5%	247,248	26.6%
Home improvement and home equity loans	21	<0.01%	24	<0.01%
Total real estate mortgage	662,050	71.9%	666,694	71.8%
Real estate construction and development	105,875	11.5%	111,145	12.0%
Agricultural	57,940	6.3%	49,462	5.3%
Installment and student loans	34,110	3.7%	37,446	4.0%
Total loans	$920,653	100.0%	$928,462	100.0%

The Company’s loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. The Company’s participation loans with other financial institutions are primarily within the state of California.

Commercial and industrial loans are generally made to support the ongoing operations of small- and medium-sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, and funding for growth and general business expansion. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral, including real estate. While the remainder are unsecured, those extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial and industrial loans generally comes from the cash flow of the borrower.

Real estate mortgage loans are secured by trust deeds on primarily commercial property and by trust deeds on single-family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

•Commercial real estate mortgage loans comprise the largest segment of this loan category and are available on income-producing and commercial properties, including: office buildings and shopping centers, apartments and motels, owner-occupied buildings, manufacturing facilities, and other properties. Commercial real estate mortgage loans can also be used to refinance existing debt. Repayment of commercial real estate loans is typically from the borrower’s business operations, rental income associated with the real property, or personal assets.

•Residential mortgage loans are provided to individuals to finance or refinance single-family residences. Residential mortgages are not a primary business line offered by the Company. The majority of loans in this category are conventional mortgages that were purchased as a pool.

•Home improvement and home equity loans comprise a relatively small portion of total real estate mortgage loans. Home equity loans are generally secured by junior trust deeds, but may also be secured by 1st trust deeds.

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

Installment loans consist primarily of student loans as well as loans to individuals for household, family, and other personal expenditures such as automobiles and other consumer items. See “Note 4 - Student Loans” for specific information on the student loan portfolio.

Off-Balance Sheet Instruments

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2025, and December 31, 2024, these financial instruments included commitments to extend credit of $226.4 million and $204.0 million, respectively, and standby letters of credit of $28.6 million and $29.2 million for the same period ends, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The following is a summary of the amortized cost of delinquent loans, net of unearned fees and costs, at March 31, 2025:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$60,619	$60,619	$—
Government program loans	—	—	—	—	59	59	—
Total commercial and industrial	—	—	—	—	60,678	60,678	—
Commercial real estate loans	—	—	—	—	417,940	417,940	—
Residential mortgages	97	—	—	97	243,992	244,089	—
Home improvement and home equity loans	—	—	—	—	21	21	—
Total real estate mortgage	97	—	—	97	661,953	662,050	—
Real estate construction and development loans	—	—	5,685	5,685	100,190	105,875	—
Agricultural loans	—	—	—	—	57,940	57,940	—
Installment and student loans	1,342	513	653	2,508	31,602	34,110	653
Total loans	$1,439	$513	$6,338	$8,290	$912,363	$920,653	$653

The following is a summary of the amortized cost of delinquent loans, net of unearned fees and costs, at December 31, 2024:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$63,653	$63,653	$—
Government program loans	—	—	—	—	62	62	—
Total commercial and industrial	—	—	—	—	63,715	63,715	—
Commercial real estate loans	—	—	—	—	419,422	419,422	—
Residential mortgages	214	—	—	214	247,034	247,248	—
Home improvement and home equity loans	—	—	—	—	24	24	—
Total real estate mortgage	214	—	—	214	666,480	666,694	—
Real estate construction and development loans	—	—	12,185	12,185	98,960	111,145	—
Agricultural loans	—	—	—	—	49,462	49,462	—
Installment and student loans	1,625	1,373	421	3,419	34,027	37,446	421
Total loans	$1,839	$1,373	$12,606	$15,818	$912,644	$928,462	$421

Nonaccrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and accruing loans more than 90 days past due:

	March 31, 2025			December 31, 2024
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due
Real estate construction and development loans	$5,698	$5,698	$—	$12,198	$12,198	$—
Installment and student loans	—	—	653	—	—	421
Total	$5,698	$5,698	$653	$12,198	$12,198	$421

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2025, or December 31, 2024.

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

The following table presents loans by class, at amortized cost (net of unearned fees and costs), by risk rating, and period indicated as of or for the quarter ended March 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial and business
Pass	$938	$2,329	$3,848	$2,000	$325	$1,035	$24,741	$—	$35,216
Special Mention	—	—	—	—	—	—	2,199	—	2,199
Substandard	—	—	1,000	62	—	6,492	15,650	—	23,204
Total	$938	$2,329	$4,848	$2,062	$325	$7,527	$42,590	$—	$60,619
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$—	$59	$—	$—	$59
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$59	$—	$—	$59
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$—	$78,608	$34,509	$79,663	$30,921	$187,081	$992	$—	$411,774
Special Mention	—	—	—	—	—	5,619	—	—	5,619
Substandard	—	—	—	—	547	—	—	—	547
Total	$—	$78,608	$34,509	$79,663	$31,468	$192,700	$992	$—	$417,940
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$—	$23,520	$193,752	$8,558	$—	$—	$225,830
Pass	—	4,824	3,968	1,926	4,321	3,220	—	—	18,259
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$4,824	$3,968	$25,446	$198,073	$11,778	$—	$—	$244,089
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$21	$—	$—	$21
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$21	$—	$—	$21
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate construction and development
Pass	$703	$20,734	$9,905	$—	$—	$33,822	$35,013	$—	$100,177
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,698	—	—	5,698
Total	$703	$20,734	$9,905	$—	$—	$39,520	$35,013	$—	$105,875
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2025	2024	2023	2022	2021	Prior			Total
Agricultural
Pass	$—	$3,092	$2,107	$3,994	$435	$14,114	$31,730	$—	$55,472
Special Mention	—	—	—	1,353	—	725	—	—	2,078
Substandard	—	—	—	—	—	—	390	—	390
Total	$—	$3,092	$2,107	$5,347	$435	$14,839	$32,120	$—	$57,940
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$230	$399	$1,559	$94	$80	$30,595	$500	$—	$33,457
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	653	—	—	653
Total	$230	$399	$1,559	$94	$80	$31,248	$500	$—	$34,110
Current period gross charge-offs		$—	$—	$—	$—	$2,829	$—	$—	$2,829

Total loans outstanding (risk rating):
Not graded	$230	$399	$1,559	$23,614	$193,832	$39,174	$500	$—	$259,308
Pass	1,641	109,587	54,337	87,583	36,002	239,331	92,476	—	620,957
Special Mention	—	—	—	1,353	—	6,344	2,199	—	9,896
Substandard	—	—	1,000	62	547	12,843	16,040	—	30,492
Grand total loans	$1,871	$109,986	$56,896	$112,612	$230,381	$297,692	$111,215	$—	$920,653
Total current period gross charge-offs	$—	$—	$—	$—	$—	$2,829	$—	$—	$2,829

The following table presents loans by class, at amortized cost (net of unearned fees and costs), by risk rating, and period indicated as of or for the year ended December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and business
Pass	$2,374	$3,640	$2,076	$341	$408	$764	$29,349	$—	$38,952
Special Mention	—	2,000	—	—	—	—	—	—	2,000
Substandard	—	—	68	—	6,989	—	15,644	—	22,701
Total	$2,374	$5,640	$2,144	$341	$7,397	$764	$44,993	$—	$63,653
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$2	$60	$—	$—	$62
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$2	$60	$—	$—	$62
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$78,889	$32,794	$80,121	$31,376	$37,480	$151,066	$1,491	$—	$413,217
Special Mention	—	—	—	—	5,653	—	—	—	5,653
Substandard	—	—	—	552	—	—	—	—	552
Total	$78,889	$32,794	$80,121	$31,928	$43,133	$151,066	$1,491	$—	$419,422
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$23,929	$196,340	$2,480	$6,226	$—	$—	$228,975
Pass	4,824	3,969	1,926	4,320	1,580	1,654	—	—	18,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,824	$3,969	$25,855	$200,660	$4,060	$7,880	$—	$—	$247,248
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$24	$—	$—	$24
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$24	$—	$—	$24
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Real estate construction and development
Pass	$13,761	$15,743	$8,004	$—	$32,389	$2,473	$26,577	$—	$98,947
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,524	8,674	—	—	12,198
Total	$13,761	$15,743	$8,004	$—	$35,913	$11,147	$26,577	$—	$111,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$3,097	$2,115	$3,990	$490	$2,861	$11,586	$22,705	$—	$46,844
Special Mention	—	—	1,503	—	440	285	—	—	2,228
Substandard	—	—	—	—	—	—	390	—	390
Total	$3,097	$2,115	$5,493	$490	$3,301	$11,871	$23,095	$—	$49,462
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$440	$1,607	$103	$99	$8	$34,162	$606	$—	$37,025
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	421	—	—	421
Total	$440	$1,607	$103	$99	$8	$34,583	$606	$—	$37,446
Current period gross charge-offs	$—	$20	$—	$—	$—	$2,842	$—	$—	$2,862

Total loans outstanding (risk rating):
Not graded	$440	$1,607	$24,032	$196,439	$2,488	$40,412	$606	$—	$266,024
Pass	102,945	58,261	96,117	36,527	74,720	167,603	80,122	—	616,295
Special Mention	—	2,000	1,503	—	6,093	285	—	—	9,881
Substandard	—	—	68	552	10,513	9,095	16,034	—	36,262
Grand total loans	$103,385	$61,868	$121,720	$233,518	$93,814	$217,395	$96,762	$—	$928,462
Total current period gross charge-offs	$—	$20	$—	$—	$—	$2,842	$—	$—	$2,862
Allowance for Credit Losses on Loans

The following summarizes the activity in the allowance for credit losses by loan category:

	Three Months Ended March 31, 2025
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$2,839	$2,634	$2,504	$1,028	$7,041	$16,046
Provision (reversal) for credit losses (1)	(168)	(972)	(208)	315	3,101	2,068
Charge-offs	—	—	—	—	(2,829)	(2,829)
Recoveries	—	—	—	—	71	71
Ending balance	$2,671	$1,662	$2,296	$1,343	$7,384	$15,356
(1) Not included in the above table is an unfunded loan commitment provision of $232,000.

	Three Months Ended March 31, 2024
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$1,903	$2,524	$3,614	$1,250	$6,367	$15,658
Provision (reversal) for credit losses (1)	78	204	(606)	(153)	559	82
Charge-offs	—	—	—	—	(415)	(415)
Recoveries	—	4	—	—	122	126
Ending balance	$1,981	$2,732	$3,008	$1,097	$6,633	$15,451
(1) Not included in the above table is an unfunded loan commitment provision of $91,000.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$5,686	1	$12,185	3
Agricultural loans	390	1	390	1
Total	$6,076	2	$12,575	4

Reserve for Unfunded Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit, and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk within the loan portfolio. There was a provision of $232,000 for unfunded loan commitments made during the quarter ended March 31, 2025, increasing the balance to $1.01 million. For the quarter ended March 31, 2024, there was a provision of $91,000 made for unfunded loan commitments increasing the balance to $927,000. The reserve for the unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities.

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. There was one loan in a modified status at quarter-end March 31, 2025. There were no loans in a modified status at quarter-end March 31, 2024.

The following table present loan modifications made to borrowers experiencing financial difficulties for the periods indicated:

	Three Months Ended March 31, 2025
(In thousands)	Principal Forgiveness	Term Extension	Interest Rate Reduction	Payment Delay	Total % of Loans Outstanding
Commercial and business loans	$—	$6,492	$—	$—	0.71%

The following table presents the financial effects of loan modifications made to borrowers experiencing financial difficulties:

March 31, 2025
(In thousands)	12 month term extension
Commercial and business loans	$6,492

4.Student Loans

Included in the installment loan portfolio are $30.6 million and $33.9 million in student loans at March 31, 2025, and December 31, 2024, respectively, made to medical and pharmacy school students. Upon graduation, the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internships, medical residency, or fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. Student loans have not been originated or purchased since 2019.

As of March 31, 2025 and December 31, 2024, reserves against the student loan portfolio totaled $7.3 million and $7.0 million, respectively. At March 31, 2025, the substandard category included $653,000 in student loans. At December 31, 2024, $421,000 in student loans were included in the substandard category.

The following tables summarize the credit quality indicators for outstanding student loans:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	30	$827	$630	26	$692	$512
Grace	—	—	—	3	100	63
Repayment	336	15,569	252	406	19,647	324
Deferment	225	10,000	2,804	219	9,954	2,593
Forbearance	70	4,162	206	65	3,496	133
Total	661	$30,558	$3,892	719	$33,889	$3,625

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

Student Loan Aging

Student loans are generally charged off at the end of the quarter during which the account becomes 120 days contractually past due. Accrued but unpaid interest related to charged-off student loans is reversed and charged against interest income. For the quarter ended March 31, 2025, $182,000 in accrued interest receivable was reversed, due to charge-offs of $2.8 million. For the quarter ended March 31, 2024, $28,000 in accrued interest receivable was reversed, due to charge-offs of $395,000.

The following table summarizes the student loan aging for loans in repayment and forbearance:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	167	$17,235	185	$19,737
31 - 60 days	9	1,342	9	1,625
61 - 90 days	3	501	7	1,360
91 - 120 days	3	653	2	421
Total	182	$19,731	203	$23,143

5.Deposits

Deposits include the following:

(In thousands)	March 31, 2025	December 31, 2024
Noninterest-bearing deposits	$359,135	$360,152
Interest-bearing deposits:
NOW and money market accounts	478,050	504,466
Savings accounts	114,463	114,648
Time deposits:
Under $250,000	44,740	45,141
$250,000 and over	29,825	33,215
Total interest-bearing deposits	667,078	697,470
Total deposits	$1,026,213	$1,057,622

Deposit balances representing overdrafts reclassified as loan balances totaled $202,000 and $232,000 as of March 31, 2025, and 2024, respectively.

Included in total deposits at March 31, 2025 and December 31, 2024 are $100.3 million in interest-bearing, brokered demand deposit accounts.

6.Short-term Borrowings/Other Borrowings

The following table sets forth the Company’s credit lines, balances outstanding, and pledged collateral:

(In thousands)	March 31, 2025	December 31, 2024
Unsecured credit lines:
Credit limit	$90,000	$90,000
Balance outstanding	8,000	—
Federal Home Loan Bank:
Credit limit	133,063	135,634
Balance outstanding	—	—
Collateral pledged	228,299	230,001
Federal Reserve Bank:
Credit limit	500,906	499,069
Balance outstanding	—	—
Collateral pledged	615,379	617,860

At March 31, 2025, the Company’s available lines of credit totaled $724.0 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR. At March 31, 2025, pledged collateral at the Federal Home Loan Bank consisted of $1.9 million in available-for-sale investment securities and $226.4 million in loan balances. Pledged collateral at the Federal Reserve Bank consisted of $3.6 million in available-for-sale investment securities and $611.8 million in loan balances. At December 31, 2024, $228.1 million in loans and $1.9 million in available-for-sale investment securities were pledged as collateral for FHLB advances. Additionally, $614.2 million in loans and $3.7 million in available-for-sale investment securities were pledged as collateral for advances at the Federal Reserve Bank.

7.Leases

The Company leases land and premises for its branch banking offices, administration facility, and ITMs. The initial terms of these leases expire at various dates through 2044. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted to certain economic indices or market conditions. Lease terms may also include options for termination. Under guidance from ASC Topic 842, the discount rate applied to the lease liability is calculated by determining the Bank’s incremental borrowing rate. Current rates for fully-secured loans with amounts and terms similar to the lease amount and term at inception are used to calculate the incremental borrowing rate. The liability is reduced at each reporting period based on the discounted present value of remaining payments. As of March 31, 2025, the Company had 14 operating leases and no financing leases.

Operating lease expenses for the quarters ended March 31, 2025 and March 31, 2024, totaled $199,000 and $177,000, respectively.

Supplemental information related to leases is as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Operating cash flows from operating leases	$200	$182
Weighted-average remaining lease term in years for operating leases	8.68	4.29
Weighted-average discount rate for operating leases	5.06%	5.04%

Maturities of lease liabilities are as follows:

(In thousands)	March 31, 2025
2026	$651
2027	475
2028	426
2029	419
2030	314
Thereafter	1,481
Total undiscounted cash flows	3,766
Less: present value discount	(767)
Present value of net future minimum lease payments	$2,999

8.Supplemental Cash Flow Disclosures

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Cash paid during the period for:
Interest	$2,993	$3,147
Income taxes	—	—
Noncash investing activities:
Loans transferred to other real estate owned	3,270	—
Unrealized gain on unrecognized post-retirement costs, net of tax	6	10
Unrealized gain (loss) on available-for-sale securities, net of tax	1,823	(1,069)
Unrealized (loss) gain on junior subordinated debentures, net of tax	(100)	155
Cash dividend declared	2,097	2,089

9.Dividends on and Repurchase of Common Stock

On March 25, 2025, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on April 22, 2025, to shareholders of record as of April 7, 2025. Approximately $2.1 million was transferred from retained earnings to dividends payable as of March 31, 2025, to allow for distribution of the dividend to shareholders.

The Company has a program to repurchase up to $3.0 million of its outstanding common stock. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the three-month periods ended March 31, 2025, and March 31, 2024, no shares were repurchased.

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income (in thousands)	$2,682	$4,161
Weighted average shares issued and outstanding	17,229,743	17,170,907
Add: dilutive effect of stock options and unvested restricted stock	31,709	735
Weighted average shares outstanding adjusted for potential dilution	17,261,452	17,171,642
Basic earnings per share	$0.16	$0.24
Diluted earnings per share	$0.16	$0.24
Weighted average anti-dilutive shares excluded from earnings per share calculation	309,000	167,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2025, and December 31, 2024, the Company had no recorded valuation allowance. The Company is no longer subject to examinations by taxing authorities for years before 2020 and 2019 for Federal and California jurisdictions, respectively.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. There were no interest or penalties recognized on uncertain tax positions during the periods ended March 31, 2025, and 2024.

The Company reported a provision for income taxes of $1.1 million for the quarter ended March 31, 2025, compared to $1.7 million for the quarter ended March 31, 2024. The effective tax rate was 28.52% for the quarter ended March 31, 2025, compared to 28.94% for the comparable period of 2024.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities is $12.0 million as of March 31, 2025, and December 31, 2024. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its TruPS issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the TruPS better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of March 31, 2025, the rate paid on TruPS issued under USB Capital Trust II is 3-month SOFR plus 129 basis points, and is adjusted quarterly.

At March 31, 2025, the Company performed a fair value measurement analysis on TruPS using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month SOFR curve to estimate future quarterly interest payments due over the remaining life of the debt instrument. These cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with TruPS. The 6.26% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At March 31, 2025, and March 31, 2024, the total cumulative gain recorded on the debt was $1.2 million and $1.3 million, respectively.

The following table provides detail on the Company’s junior subordinated debt/trust preferred securities:

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Fair value calculation gain (loss)	$128	$(139)
Other comprehensive income (loss) gain	(142)	155
Recognized gain (loss) on fair value	270	(294)
Cumulative gain recorded	1,221	1,322
Discount rate	6.26%	6.31%

The fair value calculation performed as of March 31, 2025, resulted in a net pretax gain adjustment of $128,000 for the quarter ended March 31, 2025, compared to a net pretax loss adjustment of $139,000 for the quarter ended March 31, 2024.

For the quarter ended March 31, 2025, the net $155,000 fair value gain adjustment, inclusive of a change in accrued interest of $27,000, was separately presented as a $270,000 gain, ($190,000 net of tax) recognized on the consolidated statements of income, and a $142,000 loss, ($100,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the quarter ended March 31, 2024, the net $135,000 fair value loss adjustment, inclusive of a change in accrued interest of $4,000, was separately presented as a $294,000 loss, ($207,000 net of tax) recognized on the consolidated statements of income, and a $155,000 gain, ($109,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods indicated.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	March 31, 2025
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$157,155	$157,155	$—	$157,155	$—
Marketable equity securities	3,379	3,379	3,379	—	—
Loans, net	905,297	872,258	—	—	872,258
Financial Liabilities:
Time deposits	74,565	74,364	—	—	74,364
Short-term borrowings	8,000	8,000	8,000	—	—
Junior subordinated debt	11,417	11,417	—	—	11,417

	December 31, 2024
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$157,382	$157,382	$—	$157,382	$—
Marketable equity securities	3,326	3,326	3,326	—	—
Loans, net	912,416	874,105	—	—	874,105
Financial Liabilities:
Time deposits	78,356	77,981	—	—	77,981
Short-term borrowings	—	—	—	—	—
Junior subordinated debt	11,572	11,572	—	—	11,572

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

The Company recognizes transfers between Levels 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurement classifications during the quarter ended March 31, 2025, or the quarter ended March 31, 2024.

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

Individually-Evaluated Loans - Fair value measurements for individually-evaluated loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third-party appraisals or observed market prices. Collateral-dependent loans are measured for impairment using the fair value of the collateral. There were no individually-evaluated loans measured at fair value as of March 31, 2025 or December 31, 2024.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third-party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. No OREO properties were measured at fair value as of March 31, 2025, or December 31, 2024.

Time Deposits - The fair value is calculated by applying the current SOFR/SWAP curve rate to the discounted value of contractual cash flows.

Short-Term Borrowings - The fair value is calculated by applying rates currently available for debt with similar terms and remaining maturities to the existing debt.

Junior Subordinated Debt - The fair value of junior subordinated debentures (TruPS) is based on a discounted cash flow model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company uses characteristics that market participants would generally use, and considers factors specific to the liability and the principal, or most advantageous, market for the liability. Cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar debt and circumstances unique to the Company. The Company believes that the subjective nature of these inputs, credit concerns in the capital markets, and inactivity in the trust preferred markets, limit the observability of market spreads, requiring TruPS to be classified at a Level 3 fair value.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025:

(In thousands)	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$2,177	$—	$2,177	$—
U.S. Government collateralized mortgage obligations	78,008	—	78,008	—
Municipal bonds	43,190	—	43,190	—
Corporate bond	33,780	—	33,780	—
Total AFS securities	157,155	—	157,155	—
Marketable equity securities	3,379	3,379	—	—
Total	$160,534	$3,379	$157,155	$—

Liabilities:
Junior subordinated debt	$11,417	$—	$—	$11,417
Total	$11,417	$—	$—	$11,417

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024:

(In thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$2,644	$—	$2,644	$—
U.S. Government collateralized mortgage obligations	78,881	—	78,881	—
Municipal bonds	42,367	—	42,367	—
Corporate bonds	33,490	—	33,490	—
Total AFS securities	157,382	—	157,382	—
Marketable equity securities	3,326	3,326	—	—
Total	$160,708	$3,326	$157,382	$—

Liabilities:
Junior subordinated debt	$11,572	$—	$—	$11,572
Total	$11,572	$—	$—	$11,572

There were no non-recurring fair value adjustments at March 31, 2025, or December 31, 2024.

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2025, and December 31, 2024:

March 31, 2025				December 31, 2024
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	6.26%	Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	6.40%

Management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the nonperformance risk premium a willing market participant would require under current, inactive market conditions. Management attributes the change in fair value of the junior subordinated debentures to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk-adjusted spread and/or a decrease in the forward three-month SOFR curve will result in a positive fair value adjustment and a decrease in the fair value measurement. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the forward three-month SOFR curve will result in a negative fair value adjustment and an increase in the fair value measurement. The decrease in discount rate between the periods ended March 31, 2025, and December 31, 2024, is primarily due to decreases in rates for similar debt instruments.

The following table provides a reconciliation of liabilities at fair value using Level 3 significant, unobservable inputs on a recurring basis:

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Junior Subordinated Debt:
Beginning balance	$11,572	$11,213
Gross (gain) loss included in earnings	(270)	294
Gross loss (gain) related to changes in instrument-specific credit risk	142	(155)
Increase in accrued interest	(27)	$(4)
Ending balance	$11,417	$11,348
Amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date	$(270)	$294

14.Goodwill and Intangible Assets

At March 31, 2025, the Company held goodwill of $4.5 million in connection with various business combinations and purchases. This amount was unchanged from the balance of $4.5 million at December 31, 2024. The Company conducts impairment analysis on goodwill both annually and in the event of triggering events, if any. The Company performed an analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2024, with no triggering events occurring through the period ended March 31, 2025.

15.Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	March 31, 2025			December 31, 2024
(In thousands)	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$(15,760)	$(147)	$1,555	$(16,290)	$(130)	$1,382
Current period comprehensive income (loss), net of tax	1,823	6	(100)	530	(17)	173
Ending balance	$(13,937)	$(141)	$1,455	$(15,760)	$(147)	$1,555
Accumulated other comprehensive loss			$(12,623)			$(14,352)

16. Segment Information

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

Detailed information related to the Company’s banking segment is as follows:

	Banking Segment
(In thousands)	March 31, 2025	March 31, 2024
Interest income	$15,283	$14,879
Noninterest income	1,360	1,053
Total revenue	16,643	15,932

Less:
Interest expense	2,987	3,165

Less:
Provision for credit losses	2,300	173
Salaries and employee benefits	3,926	3,498
Provision for income taxes	1,070	1,695
Occupancy Expense	966	858
Technology	651	764
Depreciation and amortization, premises and equipment	376	349
Other amortization expense (1)	507	505
Other expenses (2)	1,178	764
Banking segment net income	$2,682	$4,161

Reconciliation of assets:
Banking segment assets	$1,191,791	$1,211,718
Total consolidated assets	$1,191,791	$1,211,718
(1) Includes amortization of investment securities, lease assets, and loan costs and fees.
(2) Other segment items include professional fees, loan-related expenses, regulatory assessments, director fees and data processing fees.

17. Investment in York Monterey Properties

The Bank wholly owns the subsidiary, York Monterey Properties, Inc. (“Properties”), which is organized as a California corporation. The Bank capitalized the subsidiary through the transfer of eight unimproved lots at a historical cost of $5.3 million comprised of approximately 186.97 acres in the York Highlands subdivision of the Monterra Ranch residential development in Monterey County, California, together with cash contributions. The Bank transferred the properties to York Monterey Properties, Inc., to maintain ownership beyond the ten-year regulatory holding period applicable to a state bank. The Bank acquired five of the lots through a non-judicial foreclosure on or about May 29, 2009. In addition, the Bank purchased three of the lots from another bank. The Bank has continuously held the Properties from the date of foreclosure and acquisition until the time of transfer. At the time of transfer, the Properties had reached the end of the ten-year regulatory holding period limit. Additionally, on January 14, 2025, the Bank foreclosed on nonaccrual loans related to the York Monterey Properties subdivision totaling $3.3 million and transferred the amount to OREO.

At March 31, 2025 and December 31, 2024, the Bank’s investment in York Monterey Properties, Inc., totaled $8.2 million and $5.0 million, respectively. York Monterey Properties, Inc., is included within the consolidated financial statements of the Company, with $7.9 million of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets at March 31, 2025. At December 31, 2024, $4.6 million of the total investment was recognized within the balance of other real estate owned.

18. Commitments and Contingent Liabilities

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

(In thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$226,373	$204,033
Standby letters of credit	$28,574	$29,174

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from one month to three years. At March 31, 2025, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $28.6 million.

Contingent Liabilities. The remaining unfunded commitments for the investment in limited partnerships totaled $2.2 million at March 31, 2025, and December 31, 2024.

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
•the current administration’s rapid-fire policy pronouncements, executive orders and imposition of tariffs (and the threat thereof) create an unpredictable regulatory landscape and have increased market volatility and disruptions that could affect the availability and cost of capital, the valuation of our assets, the stability of our funding sources, and the financial health and operations of our borrowers, particularly our borrowers connected to agriculture and construction;
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

The information set forth herein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Executive Summary

During 2025, the Company has worked closely with long-term, core customers to provide deposit and lending solutions that meet their business and individual needs. The Company has also focused on maintaining adequate liquidity, managing credit risk, and responsibly managing growth on the balance sheet.

First Quarter 2025 Highlights (as of, or for, the quarter ended March 31, 2025, except where noted):

▪Net interest margin increased to 4.58% for the quarter ended March 31, 2025, compared to 4.35% for the quarter ended March 31, 2024.
▪Annualized average cost of deposits was 1.09% for the quarter ended March 31, 2025, compared to 0.72% for the quarter ended March 31, 2024.
▪Net income for the quarter decreased 35.54% to $2.7 million, compared to the $4.2 million reported for the quarter ended March 31, 2024.
▪Interest and fees on loans increased 3.43% to $13.9 million, as a result of an $890,000 interest payment related to a nonaccrual loan payoff, compared to $13.5 million for the first quarter of 2024.
▪Interest expense decreased 5.6% to $3.0 million, as a result of decreases in short-term borrowing costs offset by increases in deposit interest expense, compared to $3.2 million for the first quarter of 2024.
▪The total fair value of the junior subordinated debentures (TRUPs), inclusive of a change in accrued interest of $27,000, changed by $155,000 during the quarter ended March 31, 2025. A gain of $270,000 was recorded through the income statement and a loss of $142,000 was recorded through accumulated other comprehensive income. For the quarter ended March 31, 2024, the total fair value of TRUPs, inclusive of a change in accrued interest of $4,000, changed by $135,000. A loss of $294,000 was recorded through the income statement and a $155,000 gain was recorded through accumulated other comprehensive income.
▪The Company recorded a provision for credit losses of $2.3 million for the quarter ended March 31, 2025, compared to $173,000 for the quarter ended March 31, 2024. The increase was primarily related to charge-offs of $2.8 million within the student loan portfolio.
▪Noninterest expense increased 12.85% to $7.6 million, compared to $6.7 million for the quarter ended March 31, 2024. The increase was related to increases in salaries and employee benefits and consulting expenses.
▪Annualized return on average assets (ROAA) decreased to 0.91%, compared to 1.40% for the quarter ended March 31, 2024.
▪Annualized return on average equity (ROAE) decreased to 8.19%, compared to 13.51% for the quarter ended March 31, 2024.
▪Total loans, net of unearned fees, decreased 0.84% to $920.7 million, compared to $928.5 million at December 31, 2024.
▪Total deposits decreased 2.97% to $1.03 billion, compared to $1.06 billion at December 31, 2024.
▪OREO balances increased from $4.6 million at December 31, 2024 to $7.9 million at March 31, 2025 due to the transfer through foreclosure of nonaccrual loans totaling $3.3 million to OREO.

Trends Affecting Results of Operations and Financial Position

The Company’s operations are influenced by various factors, including interest rates, margin spreads, and the composition of the consolidated balance sheet. A primary strategic goal is to maintain a mix of assets that generate a reasonable return without undue risk, financed by low-cost, stable funds. Liquidity and capital resources are also considered to mitigate risk and support growth.

The Bank’s operations and cash flows are subject to economic changes in California’s Central Valley. Business results depend largely on local business activity, population, income levels, deposits, and real estate activity. Economic declines can adversely affect the Bank. The Central Valley’s dependence on agriculture means downturns in this sector can indirectly impact the Company. Declines in agricultural prices and yields can reduce farm cash flows and land values, increasing default risks and reducing collateral values. Weaker prices may stress farming operations, reducing demand for agricultural lending. Recent declines in farm income and farmland prices reflect this trend. While most borrowers are not directly involved in agriculture, many local jobs are related to agricultural production, processing, marketing, and sales.

Despite recent normal precipitation, California has experienced severe droughts, leading to water-allocation reductions for Central Valley farmers. The impact of water issues on local businesses and consumers is unpredictable. The Sustainable Groundwater Management Act, passed in 2014, aims for sustainable groundwater management by 2042, with effects yet to be determined.

Recent tariffs and trade wars may negatively impact the Central Valley’s agricultural and construction industries. Increased prices for imported agricultural goods and decreased exports, especially to China, could significantly affect the local economy.

The Company’s earnings are influenced by U.S. government monetary and fiscal policies. The Federal Reserve Bank (FRB) significantly impacts depository institutions by implementing national monetary policy to curb inflation or combat recession. The FRB controls bank loans, investments, and deposits through the issuance of government securities, regulation of the discount rate, and reserve requirements for member banks. In 2024, the Federal Open Market Committee (FOMC) lowered interest rates three times, totaling a 100-basis point decrease. Further decreases were anticipated, but recent market turmoil makes future actions uncertain. The increased likelihood of a recession and concerns about rising inflation and unemployment add to the uncertainty. The effects of these factors, combined with international instability, on FRB monetary policy are unknown.

The Company continuously evaluates its strategic business plan in response to changing economic and market conditions. Key priorities include managing the balance sheet, enhancing revenue sources, attracting and retaining deposit customers, and maintaining market share.

Results of Operations

On a year-to-date basis, the Company reported net income of $2.7 million, or $0.16 per share ($0.16 diluted), for the quarter ended March 31, 2025, compared to $4.2 million, or $0.24 per share ($0.24 diluted), for the same period in 2024. The decrease in net income was primarily due to an increase in the credit loss provision for loans, partially offset by a decrease in income tax expense. Additionally, noninterest expenses increased on a year-over-year basis due to increases in salaries and employee benefit expenses, as well as consulting and data processing expenses. These increases in expense were partially offset by increases in loan and fee income. The Company’s annualized return on average assets was 0.91% for the quarter ended March 31, 2025, compared to 1.40% for the quarter ended March 31, 2024. The Company’s annualized return on average equity was 8.19% for the quarter ended March 31, 2025, compared to 13.51% for the quarter ended March 31, 2024. The decrease in the return on average assets is primarily attributable to a decrease in income and an increase in average assets. The decrease in the return on average equity is primarily due to a decrease in net income and an increase in average equity.

Net Interest Income

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the three month periods ended March 31, 2025, and 2024.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:

	Three Months Ended
	March 31, 2025			March 31, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1) (2)	$915,741	$13,943	6.17%	$904,392	$13,481	6.00%
Investment securities (3)	160,877	1,206	3.04%	177,276	1,354	3.07%
Interest-bearing deposits in other banks	12,109	134	4.49%	3,218	44	5.50%
Total interest-earning assets	1,088,727	$15,283	5.69%	1,084,886	$14,879	5.52%
Allowance for credit losses	(15,939)			(15,671)
Noninterest-earning assets:
Cash and non-interest-bearing deposits in other banks	32,524			31,564
Nonaccrual loans	7,933			12,083
Premises and equipment, net	8,590			9,021
Accrued interest receivable	7,221			7,076
Other real estate owned	6,946			4,582
Other non-earning assets	60,189			59,767
Total average assets	$1,196,191			$1,193,308
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$125,051	$195	0.63%	$135,114	$170	0.51%
Money market accounts	366,078	2,055	2.28%	241,194	1,022	1.70%
Savings accounts	114,144	31	0.11%	119,963	33	0.11%
Time deposits	77,841	499	2.60%	104,765	498	1.91%
Other borrowings	2,790	31	4.51%	85,436	1,233	5.80%
Junior subordinated debentures (4)	12,464	176	5.73%	12,464	209	6.74%
Total interest-bearing liabilities	698,368	$2,987	1.73%	698,936	$3,165	1.82%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	352,936			361,671
Other liabilities	11,751			8,773
Total liabilities	1,063,055			1,069,380
Total shareholders’ equity	133,136			123,928
Total average liabilities and shareholders’ equity	$1,196,191			$1,193,308
Interest income as a percentage of average earning assets			5.69%			5.52%
Interest expense as a percentage of average earning assets			1.11%			1.17%
Net interest margin			4.58%			4.35%
(1)Loan interest income includes loan fee costs of approximately $302,000 for the three months ended March 31, 2025, and loan fee costs of $199,000 for the three months ended March 31, 2024.
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

The prime rate decreased from 8.50% at March 31, 2024, to 7.50% at March 31, 2025. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Rate and Volume Analysis:

	Three Months Ended
	March 31, 2025, compared to March 31, 2024
(In thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Loans	$342	$120	$462
Investment securities available for sale	(7)	(141)	(148)
Interest-bearing deposits in FRB	12	78	90
Total interest income	347	57	404
Increase (decrease) in interest expense:
Interest-bearing demand accounts	639	419	1,058
Savings and money market accounts	—	(2)	(2)
Time deposits	151	(150)	1
Other borrowings	(214)	(988)	(1,202)
Junior subordinated debentures	(33)	—	(33)
Total interest expense	543	(721)	(178)
(Decrease) increase in net interest income	$(196)	$778	$582

For the three months ended March 31, 2025, total interest income increased $404,000, or 2.7%, compared to the three months ended March 31, 2024. In comparing the two periods, average interest-earning assets increased $3.8 million, with an increase of $8.9 million in average balances held at the Federal Reserve Bank and an increase of $11.3 million in average loan balances, offset by a decrease of $16.4 million in average investment securities balances. The increase in average loan balances is attributed primarily to increases in the commercial and industrial portfolio, the real estate mortgage portfolio, and the agricultural portfolio, offset by decreases in the real estate construction portfolio and the installment portfolio. Loan yields increased 17 basis points and investment securities yields decreased 3 basis points. The average yield on total interest-earning assets increased 17 basis points. The increase in yields is a result of the increases in loan yields, offset by decreases in investment securities yields and yields on overnight deposits held at the Federal Reserve Bank. Included in the increase in net interest income was the collection of $890,000 in foregone interest related to a nonaccrual loan payoff.

The overall average yield on the loan portfolio increased to 6.17% for the quarter ended March 31, 2025, compared to 6.00% for the quarter ended March 31, 2024. At March 31, 2025, 28.7% of the Company’s loan portfolio consisted of floating rate instruments, compared to 29.4% of the portfolio at December 31, 2024, with the majority of those tied to the prime rate. Approximately 62.1%, or $163.9 million, of the floating-rate loans had rate floors at March 31, 2025. Approximately 59.4%, or $162.2 million, of the floating-rate loans had rate floors at December 31, 2024.

The Company’s net interest margin increased to 4.58% for the quarter ended March 31, 2025, compared to 4.35% for the quarter ended March 31, 2024. The net interest margin increased primarily as a result of increases in loan yields and decreases in yields on short-term borrowings, offset by increases in yields on deposits. The yield on average interest-earning assets increased from 5.52% to 5.69%. Yields on average interest-bearing liabilities decreased from 1.82% to 1.74%.

While deposit rates have increased, the Company’s disciplined deposit pricing efforts have helped keep the Company’s cost of funds relatively low. The cost of deposits increased from 0.72% March 31, 2024 to 1.09% at March 31, 2025. The rates paid on interest-bearing liabilities, which includes interest-bearing deposits, short-term borrowings, and TruPS, decreased to 1.74% for the quarter ended March 31, 2025, compared to 1.82% for the quarter ended March 31, 2024. For the quarter ended March 31, 2025, total interest expense decreased approximately $178,000, or 5.62%, as compared to the quarter ended March 31, 2024. Between those two periods, average interest-bearing liabilities decreased by $568,000 due to decreases in NOW accounts, savings accounts, time deposits, and short-term borrowings, partially offset by increases in money market accounts. Included in the balance of money market accounts at March 31, 2025 and December 31, 2024, are $100.3 million in purchased brokered deposits. The Company held no brokered deposits at March 31, 2024. The average rate paid on brokered deposits was 4.55% for the quarter ended March 31, 2025.

Interest-Earning Assets and Liabilities:

The following table summarizes the year-to-date (YTD) averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Averages
	March 31, 2025	December 31, 2024	March 31, 2024
Loans	84.11%	84.13%	83.53%
Investment securities available for sale	14.78%	15.33%	16.17%
Interest-bearing deposits in other banks	1.11%	0.54%	0.30%
Total interest-earning assets	100.00%	100.00%	100.00%
NOW accounts	17.91%	17.55%	19.33%
Money market accounts	52.42%	45.04%	34.51%
Savings accounts	16.34%	16.36%	17.16%
Time deposits	11.15%	10.60%	14.99%
Other borrowings	0.40%	8.71%	12.22%
Junior subordinated debentures	1.78%	1.74%	1.79%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Changes in Noninterest Income:

The following tables set forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2025, and 2024:

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024	$ Change	% Change
Customer service fees	$638	$706	$(68)	(9.6)%
Increase in cash surrender value of bank-owned life insurance	132	137	(5)	(3.6)%
Gain (loss) on fair value of junior subordinated debentures	270	(294)	564	191.8%
Gain on sale of assets	—	11	(11)	(100.0)%
Other	320	493	(173)	(35.1)%
Total noninterest income	$1,360	$1,053	$307	29.2%

Noninterest income for the quarter ended March 31, 2025, increased $307,000 to $1.4 million compared to the quarter ended March 31, 2024. The change in fair value of junior subordinated debentures caused a $270,000 gain for the quarter ended March 31, 2025, compared to a $294,000 loss for the quarter ended March 31, 2024, resulting in a difference of $564,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve. Customer service fees for the quarter ended March 31, 2025 decreased $68,000 when compared to the quarter ended March 31, 2024.

Noninterest Expense

Changes in Noninterest Expense:

The following tables set forth the amount and percentage changes in the categories presented for the three month periods ended March 31, 2025, and 2024:

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024	$ Change	% Change
Salaries and employee benefits	$3,926	$3,498	$428	12.2%
Occupancy expense	966	858	108	12.6%
Data processing	407	111	296	266.7%
Technology	651	764	(113)	(14.8)%
Professional fees	646	243	403	165.8%
Loan-related expenses	17	215	(198)	(92.1)%
Regulatory assessments	173	173	—	—%
Director fees	102	128	(26)	(20.3)%
Other	716	748	(32)	(4.3)%
Total expense	$7,604	$6,738	$866	12.9%

Noninterest expense for the quarter ended March 31, 2025, increased $866,000 to $7.6 million, compared to the quarter ended March 31, 2024. The increase was primarily attributed to increases in salaries and employee benefits, professional fees, and data processing expenses, and was partially offset by decreases in loan-related expenses and technology expense. The increase in salaries and employee benefits was caused by increases in group insurance expense and deferred compensation expenses. The increase in professional fees was due to increases in consulting expenses and legal expense. Data processing increases were related to increases in monthly fees related to core processing expense. Loan-related expenses decreased due to the recovery of loan-related legal expenses totaling $168,000 during the quarter ended March 31, 2025, related to the payoff of one nonaccrual loan.

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

The Company has reviewed all of its tax positions as of March 31, 2025, and has determined that there are no material additional amounts to be recorded under the current income tax accounting guidelines.

The Company’s effective tax rate for the three months ended March 31, 2025, was 28.52% compared to 28.94% for the three months ended March 31, 2024.

Financial Condition

The following table illustrates the changes in balances as of and for the periods ended:

(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024	Year-to-Date $ Change	Prior Period $ Change
Cash and cash equivalents	$37,894	$56,211	$43,004	$(18,317)	$(5,110)
Net loans	905,297	912,416	913,962	(7,119)	(8,665)
Investment securities	160,534	160,708	168,563	(174)	(8,029)
Total assets	1,191,791	1,211,718	1,206,404	(19,927)	(14,613)
Total deposits	1,026,213	1,057,622	955,934	(31,409)	70,279
Total liabilities	1,058,915	1,081,356	1,082,220	(22,441)	(23,305)
Average interest-earning assets	1,088,727	1,100,634	1,084,886	(11,907)	3,841
Average interest-bearing liabilities	698,368	714,403	698,936	(16,035)	(568)

Net loans decreased on a year-to-date and year-over-year basis due to loan payoffs and principal paydowns. Investment securities decreased on a year-to-date and year-over-year basis due to repayments of principal. Deposits decreased on a year-to-date basis due to decreases in NOW and money market accounts. Deposits increased on a year-over-year basis due to the purchase of $100.0 million in brokered, interest-bearing deposits during the second and third quarters of 2024. The balance changes in cash and cash equivalents were reflective of the changes in deposit balances as well as changes in short-term borrowings. Short-term borrowings totaled $8.0 million at March 31, 2025, and $103.0 million March 31, 2024.

Earning assets averaged $1.09 billion during the quarter ended March 31, 2025, compared to $1.08 billion for the same period in 2024. Average interest-bearing liabilities decreased to $698.4 million for the quarter ended March 31, 2025, from $698.9 million for the comparative period of 2024.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Gross loans totaled $920.7 million at March 31, 2025, a decrease of $7.6 million, or 0.84%, when compared to the balance of $928.5 million at December 31, 2024, and a decrease of $8.8 million, or 0.94%, when compared to the balance of $929.4 million reported at March 31, 2024. Loans on average increased $11.3 million, or 1.25%, between the quarter ended March 31, 2024 and March 31, 2025, with loans, excluding nonaccrual loans, averaging $915.7 million for the quarter ended March 31, 2025, as compared to $904.4 million for the same period in 2024.

The following table sets forth the amounts of loans, net of unearned income, outstanding by category and the category percentages for the periods presented:

	March 31, 2025		December 31, 2024		March 31, 2024
(In thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$60,678	6.6%	$63,715	6.9%	$56,432	6.1%
Real estate – mortgage	662,050	71.9%	666,694	71.8%	654,552	70.4%
Real estate construction and development	105,875	11.5%	111,145	12.0%	127,913	13.8%
Agricultural	57,940	6.3%	49,462	5.3%	49,050	5.3%
Installment and student loans	34,110	3.7%	37,446	4.0%	41,466	4.4%
Total gross loans	$920,653	100.00%	$928,462	100.00%	$929,413	100.00%

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: real estate mortgage and real estate construction and development lending. Total loans decreased $7.8 million during the three months ended March 31, 2025. There were decreases of $5.3 million, or 4.7%, in real estate construction and development loans, $4.6 million, or 0.7%, in real estate mortgage loans, $3.3 million, or 8.9%, in installment loans, and $3.0 million, or 4.8%, in commercial and industrial loans, while agricultural loans increased $8.5 million, or 17.1%.

The real estate mortgage loan portfolio, totaling $662.1 million at March 31, 2025, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 45.4%, 45.2%, and 42.7% of the total loan portfolio at March 31, 2025, December 31,

2024, and March 31, 2024, respectively. Commercial real estate balances decreased to $417.9 million at March 31, 2025, from $419.4 million at December 31, 2024. Commercial real estate loans are generally a mix of short- to medium-term, fixed- and floating-rate instruments and are mainly secured by commercial income and multi-family residential properties.

Residential mortgage loans are generally 30-year amortizing loans with an average life of nine to 11 years. These loans totaled $244.1 million, or 26.5%, of the portfolio at March 31, 2025, $247.2 million, or 26.6%, of the portfolio at December 31, 2024, and $258.0 million, or 27.8%, of the portfolio at March 31, 2024. Included in the residential mortgage portfolio are purchased home-mortgage loan pools with aggregate balances of $218.4 million, comprising 89.5% of the total residential mortgage portfolio at March 31, 2025. These loans were purchased in whole-loan form, in several pools, during 2021 and 2022. Dovenmuehle Mortgage, Inc., (DMI) is the third-party sub-servicer for the Company’s purchased residential mortgage portfolio. DMI’s services include administration, Company-approved modification, escrow management, monitoring, and collection. DMI is paid a monthly servicing fee based primarily upon the number of loans being serviced which, at March 31, 2025, totaled 248.

Real estate construction and development loans, representing 11.5%, 12.0%, and 13.8% of total loans at March 31, 2025, December 31, 2024, and March 31, 2024, respectively, consisted of loans for residential and commercial construction projects, as well as land acquisition and development, and land held for future development. Loans in this category are secured by real estate, including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at the completion of the project or from the sale of the constructed homes to individuals.

Commercial and industrial loans decreased $3.0 million between December 31, 2024, and March 31, 2025, and increased $4.2 million between March 31, 2024, and March 31, 2025. Agricultural loans increased $8.5 million between December 31, 2024, and March 31, 2025, and increased $8.9 million between March 31, 2024, and March 31, 2025. Installment loans decreased $3.3 million between December 31, 2024, and March 31, 2025, and decreased $7.4 million between March 31, 2024, and March 31, 2025, primarily due to decreases in student loan balances.

Included in installment loans are $30.6 million in unsecured student loans made to medical and pharmacy school students in the US and Caribbean, all of which are exclusively US citizens. Student loans decreased $7.1 million between the quarter ended March 31, 2025, and 2024, due to paydowns, consolidations with other lenders, and charge-offs. The outstanding balance of loans for students who are in school or in a grace period and have not entered repayment status totaled $827,000 at March 31, 2025. At March 31, 2025, there were 631 loans within repayment, deferment, and forbearance which represented $15.6 million, $10.0 million, and $4.2 million in outstanding balances, respectively. Student loans have not been originated or purchased since 2019.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines, repayment terms can vary per borrower; however, repayment occurs on average within 10 to 20 years. Additional repayment capacity is provided by non-student, co-borrowers for roughly one-third of the portfolio. The average student loan balance per borrower as of March 31, 2025, was approximately $114,100. At March 31, 2024, the average balance per borrower was approximately $108,000. Loan interest rates are primarily variable and ranged from 6.00% to 12.250% at March 31, 2025.

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

The Company classifies student loans delinquent more than 90 days as substandard. As of March 31, 2025, and December 31, 2024, reserves against the student loan portfolio totaled $7.3 million and $7.0 million, respectively. For the quarter ended March 31, 2025, $182,000 in accrued interest receivable was reversed, due to charge-offs of $2.8 million. For the quarter ended March 31, 2024, $28,000 in accrued interest receivable was reversed, due to charge-offs of $395,000.

The following table sets forth the Bank’s student loan portfolio with activity from December 31, 2024, to March 31, 2025:

(In thousands)	Balance
Balance at December 31, 2024	$33,889
Capitalized interest	138
Loan consolidations/payoffs	(262)
Payments received	(378)
Loans charged-off	(2,829)
Balance at March 31, 2025	$30,558

Loan participations purchased totaled $5.0 million, or 0.5%, of the portfolio, at March 31, 2025, $3.6 million, or 0.4%, of the portfolio at December 31, 2024, and $15.0 million, or 1.6%, of the portfolio at March 31, 2024. Loan participations sold totaled $2.4 million, or 0.3%, of the portfolio, at March 31, 2025, $4.2 million, or 0.5%, of the portfolio, at December 31, 2024, and $4.2 million, or 0.5%, of the portfolio at March 31, 2024.

Deposits

Deposit balances totaled $1.03 billion at March 31, 2025, representing a decrease of $31.4 million, or 3.0%, from the balance of $1.06 billion reported at December 31, 2024, and an increase of $70.3 million, or 7.4%, from the balance of $955.9 million at March 31, 2024. Included in the balances reported at March 31, 2025 and December 31, 2024 were $100.3 million in purchased brokered deposits.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2025 and December 31, 2024, and the net change between the two periods presented:

(In thousands)	March 31, 2025		December 31, 2024		$ Change
Noninterest-bearing deposits	$359,135	35.00%	$360,152	34.05%	$(1,017)
Interest-bearing deposits:
NOW and money market accounts	478,050	46.58%	504,466	47.70%	(26,416)
Savings accounts	114,463	11.15%	114,648	10.84%	(185)
Time deposits:
Under $250,000	44,740	4.36%	45,141	4.27%	(401)
$250,000 and over	29,825	2.91%	33,215	3.14%	(3,390)
Total interest-bearing deposits	667,078	65.00%	697,470	65.95%	(30,392)
Total deposits	$1,026,213	100.00%	$1,057,622	100.00%	$(31,409)

The following tables set forth estimated deposit balances exceeding the FDIC insurance limits as of:

(In thousands)	March 31, 2025	December 31, 2024
Uninsured deposits (1)	$488,793	$524,116
(1) Represents the estimated amount over the FDIC insurance limit

	March 31, 2025
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$5,799	$2,863	$6,668	$4,330	$19,660
(1) Represents the estimated amount over the FDIC insurance limit.

	December 31, 2024
(In thousands)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits (1)	$2,142	$7,946	$2,201	$10,002	$22,291
(1) Represents the amount over the insurance limit.

Core deposits, defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation of the Company’s principal sources of funding and liquidity. These core deposits amounted to 87.3% and 87.4% of total deposits at March 31, 2025, and December 31, 2024, respectively. The Company held $100.3 million in brokered deposits at March 31, 2025, and December 31, 2024.

On a year-to-date average basis, the Company experienced an increase of $73.3 million, or 7.6%, in total deposits between the quarter ended March 31, 2025, and the quarter ended March 31, 2024. Between these two periods, interest-bearing deposits increased $82.1 million, or 13.7%, and noninterest-bearing deposits decreased $8.7 million, or 2.4%. Included in the increase in interest-bearing deposits at March 31, 2025, are $100.0 million in purchased brokered deposits.

Short-Term Borrowings

At March 31, 2025, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $500.9 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $133.1 million. At March 31, 2025, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), Zions Bank, and US Bank totaling $50.0 million, $20.0 million, and $20.0 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate or short-term U.S. Treasury rates. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. The Company had outstanding borrowings of $8.0 million and $103.0 million at March 31, 2025, and March 31, 2024, respectively. The Company had collateralized FRB lines of credit of $499.1 million, collateralized FHLB lines of credit totaling $135.6 million, and uncollateralized lines of credit of $50.0 million with PCBB, $20.0 million with Zion’s Bank, and $20.0 million with US Bank at December 31, 2024.

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

The eight (8) segments of the loan portfolio are as follows, net of unearned fees and unamortized loan origination costs (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this report):

Loan Segments for Allowance for Credit Loss Analysis	March 31, 2025	December 31, 2024
(In thousands)
Commercial and business loans	$60,619	$63,653
Government program loans	59	62
Total commercial and industrial	60,678	63,715
Real estate – mortgage:
Commercial real estate	417,940	419,422
Residential mortgages	244,089	247,248
Home improvement and home equity loans	21	24
Total real estate mortgage	662,050	666,694
Real estate construction and development	105,875	111,145
Agricultural	57,940	49,462
Installment and student loans	34,110	37,446
Total loans	$920,653	$928,462

Individually-Evaluated Loans and Specific Reserves:

The following table summarizes the components of individually-evaluated loans and related specific reserves:

	March 31, 2025		December 31, 2024
(In thousands)	Individually-Evaluated Loan Balances	Specific Reserve	Individually-Evaluated Loan Balances	Specific Reserve
Real estate construction and development	$5,686	$—	$12,185	$—
Agricultural	390	—	390	—
Total individually-evaluated loans	$6,076	$—	$12,575	$—

Individually-evaluated loans decreased $6.5 million to $6.1 million at March 31, 2025, compared to $12.6 million at December 31, 2024. This decline was related to the payoff of one nonaccrual loan and the transfer of one nonaccrual loan to OREO. There were no reserves for individually-evaluated loans using the discounted cash flow method at March 31, 2025 or December 31, 2024.

Collateral-Dependent Loans:

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$5,686	1	$12,185	3
Agricultural loans	390	1	390	1
Total	$6,076	2	$12,575	4

Credit Quality Indicators for Outstanding Student Loans:

The following table summarizes the credit quality indicators for outstanding student loans as of:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	30	$827	$630	26	$692	$512
Grace	—	—	—	3	100	63
Repayment	336	15,569	252	406	19,647	324
Deferment	225	10,000	2,804	219	9,954	2,593
Forbearance	70	4,162	206	65	3,496	133
Total	661	$30,558	$3,892	719	$33,889	$3,625

Included in installment loans are $30.6 million and $33.9 million in student loans at March 31, 2025, and December 31, 2024, respectively, made to medical and pharmacy school students. As of March 31, 2025, and December 31, 2024, the reserve against the student loan portfolio totaled $7.3 million and $7.0 million, respectively. Loan interest rates on the student loan portfolio are primarily variable and ranged from 6.00% to 12.25% at March 31, 2025, and 6.00% to 12.88% at December 31, 2024.

Nonperforming Assets:

The following table summarizes the components of nonperforming assets as of March 31, 2025, and December 31, 2024, and the percentage of nonperforming assets to total gross loans, total assets, and the percentage of nonperforming assets to allowance for loan losses:

(In thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$5,698	$12,198
Loans past due 90 days or more, still accruing	653	421
Total nonperforming loans	6,351	12,619
Other real estate owned	7,852	4,582
Total nonperforming assets	$14,203	$17,201
Nonperforming loans to total gross loans	0.69%	1.36%
Nonperforming assets to total assets	1.19%	1.42%
Allowance for credit losses to nonperforming loans	241.79%	127.16%

Nonperforming assets, which are primarily related to the real estate loan and other-real-estate-owned portfolio, decreased $3.0 from $17.2 million at December 31, 2024, to $14.2 million at March 31, 2025. The increase in other-real-estate-owned was due to a foreclosure on nonaccrual loans related to the York Monterey Properties subdivision totaling $3.3 million. Nonaccrual loan balances decreased to $5.7 million between the two periods. The decrease in nonaccrual loans was related to the transfer of the York Monterey Properties loan to OREO and the payoff of one nonaccrual loan with a book balance of $3.2 million. Nonaccrual loan totals at March 31, 2025, consisted of one loan which was well-collateralized and in the process of collection.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

(In thousands)	March 31, 2025	December 31, 2024	$ Change
Nonaccrual Loans:
Real estate construction and development	$5,698	$12,198	$(6,500)

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

Except for nonaccrual and individually-evaluated loans, there were no loans at March 31, 2025, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with loan repayment terms.

Nonaccrual loans, consisting of one real estate construction loan, totaled $5.7 million at March 31, 2025, a decrease of $6.5 million from the $12.2 million reported at December 31, 2024. Of the three nonaccrual loans held at December 31, 2024, one loan, totaling $3.2 million was paid off during the first quarter of 2025, and one loan, totaling $3.3 million, was transferred to the York Monterey Properties investment (please see “Note 17 - Investment in York Monterey Properties” for additional information). In determining the adequacy of the underlying collateral related to this loan, management monitors trends within specific geographical areas, the loan-to-value ratio, appraisals, and other credit-related issues. Nonaccrual loans represented 0.62% of total loans at March 31, 2025 and 1.31% at December 31, 2024. The loan allowance for credit loss represented 269.50% and 131.55%, respectively, of nonaccrual loans for the same periods.

Other real estate owned through foreclosure increased to $7.9 million at March 31, 2025, compared to $4.6 million at December 31, 2024. Nonperforming assets as a percentage of total assets decreased from 1.42% at December 31, 2024, to 1.19% at March 31, 2025.

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for credit losses required to cover identified and potential losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets.

The following table summarizes special mention loans by type as of:

(In thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$2,199	$2,000
Commercial real estate mortgage	5,619	5,653
Agricultural	2,078	2,228
Total special mention loans	$9,896	$9,881

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

The following table provides a summary of the Company’s allowance for loan credit losses, loan loss provisions, and charge-off and recovery activity affecting the allowance for credit losses for the quarter ended March 31, 2025, and March 31, 2024.

Allowance for Credit Losses - Summary of Activity:

(In thousands)	March 31, 2025	March 31, 2024
Total loans outstanding at end of period before deducting allowances for credit losses	$920,653	$929,413
Average loans outstanding during period	923,674	916,475

Balance of allowance at beginning of period	$16,046	$15,658
Loans charged-off:
Installment and student loans	(2,829)	(415)
Total loans charged-off	(2,829)	(415)
Recoveries of loans previously charged off:
Real estate	—	4
Installment and student loans	71	122
Total loan recoveries	71	126
Net loans charged-off	(2,758)	(289)
Provision charged to operating expense (1)	2,068	82
Balance of allowance for credit losses at end of period	$15,356	$15,451

Net loan charged-off to total average loans (annualized)	1.22%	0.13%
Net loan charged-off to loans at end of period (annualized)	0.30%	0.03%
Allowance for credit losses to total loans at end of period	1.66%	1.66%
Net loan charged-off to allowance for credit losses (annualized)	71.84%	7.48%
Provision for credit losses to net charge-offs	74.98%	28.37%
(1) There was a provision of $232,000 for unfunded loan commitments made during the quarter ended March 31, 2025. There was a provision of $91,000 for unfunded loan commitments made during the quarter ended March 31, 2024.

Provisions for credit losses are determined based on management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, expected losses within the portfolio, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the quarter ended March 31, 2025, a $2.1 million provision was recorded to the allowance for credit losses as compared to an $82,000 provision for the quarter ended March 31, 2024. The increase in provision was primarily related to elevated charge-offs within the student loan portfolio.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances (including nonaccrual loans) in each category for the quarter ended March 31, 2025 and March 31, 2024:

	March 31, 2025			March 31, 2024
(In thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	$—	$58,420	—%	$—	$56,474	—%
Real estate mortgages	—	663,618	—%	(4)	643,625	<0.01%
Real estate construction and development	—	109,484	—%	—	126,556	—%
Agricultural	—	54,383	—%	—	47,691	—%
Installment and student loans	2,758	37,769	7.30%	293	42,129	0.70%
Total	$2,758	$923,674	0.30%	$289	$916,475	0.03%

Net charge-offs during the quarter ended March 31, 2025, totaled $2.8 million as compared to net charge-offs of $289,000 for the quarter ended March 31, 2024. The Company charged off or had partial charge-offs on 47 loans to 12 borrowers during the quarter ended March 31, 2025, compared to seven loans to three borrowers during the same period ended March 31, 2024. The annualized percentage of net charge-offs to average loans was 1.22% for the quarter ended March 31, 2025, 0.28% for the year ended December 31, 2024, and 0.13% for the quarter ended March 31, 2024. The Company’s loans, net of unearned fees, decreased from $929.4 million at March 31, 2024, to $920.7 million at March 31, 2025.

The allowance for credit losses at March 31, 2025, was 1.66% of outstanding loan balances, as compared to 1.72% at December 31, 2024, and 1.66% at March 31, 2024. At March 31, 2025, and March 31, 2024, unfunded loan commitment reserves of $1.01 million and $927,000, respectively, were reported in other liabilities.

Management believes that the loan allowance for credit losses, totaling 1.66% of the loan portfolio at March 31, 2025, is adequate to absorb both known and inherent risks in the loan portfolio. No assurance can be given, however, regarding future economic conditions, or other circumstances, which may adversely affect the Company’s service areas and result in losses in the loan portfolio not captured by the current allowance for credit losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

The following table sets forth asset balances as of:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$37,894	3.2%	$56,211	4.6%
Loans, net of unearned income	920,653	77.2%	928,462	76.6%
Unpledged investment securities	74,152	6.2%	79,623	6.6%

At March 31, 2025, the loan-to-deposit ratio was 89.7%, compared to a loan-to-deposit ratio of 87.8% at December 31, 2024.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowing capabilities. Core deposits, which comprised approximately 87.3% of total deposits at March 31, 2025, provide a significant and stable funding source for the Company. The Bank held $8.0 million in borrowings from an unsecured credit line with PCBB at March 31, 2025. Unused lines of credit with the Federal Reserve Bank and FHLB, totaling $716.0 million, were collateralized by investment securities and certain qualifying loans in the Company’s portfolio. The carrying value of loans pledged on these borrowing lines totaled $838.2 million at March 31, 2025. For further detail on the Company’s borrowing arrangements, see “Note 6 - Short-term Borrowings/Other Borrowings” in the notes to the consolidated financial statements.

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows):

(In thousands)	Balance
December 31, 2023	$40,784
March 31, 2024	43,004
December 31, 2024	56,211
March 31, 2025	37,894

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

The Company’s capital plan includes guidelines and trigger points designed to ensure sufficient capital is maintained at both the Bank and Company levels. Capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the Bank’s level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company, on a consolidated basis. The capital plan requires the Bank to maintain a Tier 1 Leverage Ratio equal to or greater than 9%. The Bank’s Tier 1 Capital Ratio was 12.84% and 12.50% at March 31, 2025, and 2024, respectively.

The following table sets forth the Company’s and the Bank’s actual capital positions at March 31, 2025 and December 31, 2024:

Capital Ratios:

	March 31, 2025	December 31, 2024	Minimum Requirement to be Well Capitalized	Minimum requirement for CBLR (1)
Tier 1 capital to adjusted average assets (Leverage Ratio)
Company	12.84%	12.57%	5.00%	9.00%
Bank	12.84%	12.59%	5.00%	9.00%
(1) If the Bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework (CBLR), it is deemed to be “well capitalized” under all other regulatory capital requirements. If the Bank’s leverage ratio falls below the minimum required, it would no longer be eligible to elect the use of the CBLR framework.

As of March 31, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both the Company and the Bank will continue to meet their minimum capital requirements for the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3.0 million of the outstanding stock of the Holding Company. This amount represents 2.3% of total shareholders’ equity of $132.9 million at March 31, 2025. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. As of March 31, 2025, there have been no repurchases of any available shares.

During the quarter ended March 31, 2025, the Bank paid $2.4 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs, payments of interest on its junior subordinated debt, and dividend payments to shareholders.

On March 25, 2025, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on April 22, 2025, to shareholders of record as of April 07, 2025 Approximately $2.1 million was transferred from retained earnings to dividends payable to allow for the distribution of the dividend to shareholders.

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

As of March 31, 2025, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures was carried out under the supervision and participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

N/A

Item 6. Exhibits:

(a)Exhibits:

3.1	Articles of Incorporation of Registrant (1)

3.1.1	Amended Articles of Incorporation

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (5)

10.3	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (2)

10.4	Amended and Restated Change in Control Agreement for David Eytcheson (5)

10.5	USB 2005 Stock Option Plan (3)

10.6	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.7	Executive Salary Continuation Agreement for William Yarbenet (5)

10.8	Employment Agreement for William Yarbenet (5)

10.9	Change in Control Agreement for Robert Oberg (6)

10.10	Executive Salary Continuation Agreement for Robert Oberg (6)

10.11	Information Technology Engagement Letter with Mahmood, LLC, Dated June 29, 2022

10.12	Employment Agreement for David Kinross (7)

10.13	Employment Agreement for Porsche Saunders

10.14	Change in Control Agreement for Porsche Saunders

11.1	Computation of earnings per share. See Note 10 to Consolidated Financial Statements set forth in “Item 1. Financial Statements and Supplementary Data” of this Report. *

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

United Security Bancshares

Date:	May 8, 2025	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer