Form 10-Q
period 2025-06-30
UNITED SECURITY BANCSHARES
filed 2025-08-07
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4930

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	UBFO	Nasdaq

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2025: 17,476,427

PART I. Financial Information
Item 1 - Financial Statements (Unaudited)

United Security Bancshares and Subsidiaries
Condensed Consolidated Balance Sheets – (unaudited)

(In thousands except shares)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$49,091	$56,211
Investment securities (at fair value)
Available-for-sale (AFS) securities net of allowance for credit losses of $0 (amortized cost of $165,252 and $179,753)	147,041	157,382
Marketable equity securities	3,382	3,326
Total investment securities	150,423	160,708
Loans	949,279	930,244
Unearned fees and unamortized loan origination costs - net	(1,950)	(1,782)
Allowance for credit losses - loans	(15,965)	(16,046)
Net loans	931,364	912,416
Premises and equipment - net	8,583	8,668
Accrued interest receivable	7,929	8,104
Other real estate owned	7,852	4,582
Goodwill	4,488	4,488
Investment in limited partnerships	4,275	4,275
Deferred tax assets - net	13,479	14,419
Cash surrender value of life insurance - net	20,956	20,692
Operating lease right-of-use assets	2,716	3,069
Other assets	12,981	14,086
Total assets	$1,214,137	$1,211,718

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Non-interest-bearing	$372,027	$360,152
Interest-bearing	683,642	697,470
Total deposits	1,055,669	1,057,622
Operating lease liabilities	2,807	3,161
Other liabilities	9,576	9,001
Junior subordinated debentures (at fair value)	11,831	11,572
Total liabilities	1,079,883	1,081,356
Commitments and contingent liabilities (Note 18)
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,475,927 at June 30, 2025 and 17,364,894 at December 31, 2024	61,727	61,267
Retained earnings	84,103	83,447
Accumulated other comprehensive loss, net of tax	(11,576)	(14,352)
Total shareholders’ equity	134,254	130,362
Total liabilities and shareholders’ equity	$1,214,137	$1,211,718
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and EPS)	2025	2024	2025	2024
Interest Income:
Interest and fees on loans	$13,765	$13,576	$27,707	$27,056
Interest on investment securities	1,140	1,303	2,346	2,657
Interest on deposits at other banks	99	93	233	137
Total interest income	15,004	14,972	30,286	29,850
Interest Expense:
Interest on deposits	2,868	1,857	5,649	3,581
Interest on other borrowed funds	273	1,593	481	3,036
Total interest expense	3,141	3,450	6,130	6,617
Net Interest Income	11,863	11,522	24,156	23,233
Provision for credit losses	1,858	19	4,158	192
Net Interest Income after Provision for Credit Losses	10,005	11,503	19,998	23,041
Noninterest Income:
Customer service fees	726	718	1,364	1,424
Increase in cash surrender value of bank-owned life insurance	132	130	264	267
Gain on proceeds from bank-owned life insurance	—	573	—	573
Loss on fair value of junior subordinated debentures	(317)	(225)	(48)	(520)
(Loss) gain on sale of assets	(54)	—	(54)	11
Other	271	321	596	816
Total noninterest income	758	1,517	2,122	2,571
Noninterest Expense:
Salaries and employee benefits	3,845	3,390	7,771	6,888
Occupancy expense	930	884	1,896	1,741
Data processing	399	198	806	309
Technology	687	650	1,338	1,414
Professional fees	350	642	996	886
Loan-related expenses	116	217	133	432
Regulatory assessments	169	162	342	335
Director expenses	289	103	391	232
Other	954	727	1,671	1,471
Total noninterest expense	7,739	6,973	15,344	13,708
Income before provision for taxes	3,024	6,047	6,776	11,904
Provision for income taxes	855	1,750	1,925	3,446
Net income	$2,169	$4,297	$4,851	$8,458
Net Income per common share
Basic	$0.13	$0.25	$0.28	$0.49
Diluted	$0.13	$0.25	$0.28	$0.49
Weighted average common shares outstanding
Basic	17,235,873	17,186,266	17,232,825	17,178,566
Diluted	17,260,392	17,187,266	17,261,463	17,179,559
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net Income	$2,169	$4,297	$4,851	$8,458
Unrealized gain (loss) on available-for-sale securities	1,571	1,008	4,159	(61)
Unrealized gain on unrecognized post-retirement costs	9	10	17	20
Unrealized (loss) gain on junior subordinated debentures	(93)	121	(235)	275
Other comprehensive income, before tax	1,487	1,139	3,941	234
Tax (expense) benefit related to available-for-sale securities	(464)	(297)	(1,229)	18
Tax expense related to unrecognized post-retirement costs	(3)	(3)	(5)	(6)
Tax benefit (expense) related to junior subordinated debentures	27	(37)	69	(81)
Total other comprehensive income	1,047	802	2,776	165
Comprehensive income	$3,216	$5,099	$7,627	$8,623
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended June 30, 2025, and 2024

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance March 31, 2024	17,315,195	$60,792	$79,067	$(15,675)	$124,184
Other comprehensive income	—	—	—	802	802
Dividends payable ($0.12 per share)	—	—	(2,079)	—	(2,079)
Restricted stock awards granted	7,563	—	—	—	—
Stock-based compensation expense	—	146	—	—	146
Net income	—	—	4,297	—	4,297
Balance June 30, 2024	17,322,758	$60,938	$81,285	$(14,873)	$127,350

Balance March 31, 2025	17,475,927	$61,467	$84,032	$(12,623)	$132,876
Other comprehensive income	—	—	—	1,047	1,047
Dividends payable ($0.12 per share)	—	—	(2,098)	—	(2,098)
Stock-based compensation expense	—	260	—	—	260
Net income	—	—	2,169	—	2,169
Balance June 30, 2025	17,475,927	$61,727	$84,103	$(11,576)	$134,254
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2025, and 2024

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance December 31, 2023	17,167,895	$60,585	$76,995	$(15,038)	$122,542
Other comprehensive income	—	—	—	165	165
Dividends paid ($0.12 per share)	—	—	(2,089)	—	(2,089)
Dividends payable ($0.12 per share)	—	—	(2,079)	—	(2,079)
Restricted stock units released	39,830	—	—	—	—
Restricted stock awards granted	115,033	—	—	—	—
Stock-based compensation expense	—	353	—	—	353
Net income	—	—	8,458	—	8,458
Balance June 30, 2024	17,322,758	$60,938	$81,285	$(14,873)	$127,350

Balance December 31, 2024	17,364,894	$61,267	$83,447	$(14,352)	$130,362
Other comprehensive income	—	—	—	2,776	2,776
Dividends paid ($0.12 per share)	—	—	(2,097)	—	(2,097)
Dividends payable ($0.12 per share)	—	—	(2,098)	—	(2,098)
Restricted stock units released	1,654	—	—	—	—
Restricted stock awards granted	109,379	—	—	—	—
Stock-based compensation expense	—	460	—	—	460
Net income	—	—	4,851	—	4,851
Balance June 30, 2025	17,475,927	$61,727	$84,103	$(11,576)	$134,254
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2025	2024
Cash Flows From Operating Activities:
Net Income	$4,851	$8,458
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,158	192
Depreciation and amortization	735	712
Noncash lease expense	394	363
Amortization of premium/discount on investment securities, net	192	217
Operating lease payments	(396)	(368)
Decrease (increase) in accrued interest receivable	175	(108)
Increase in accrued interest payable	36	14
Increase (decrease) in accounts payable and accrued liabilities	290	(1,284)
Increase in unearned fees and unamortized loan origination costs, net	168	258
Decrease in income taxes receivable	128	1,400
Gain on marketable equity securities	(57)	(46)
Stock-based compensation expense	459	353
Provision for deferred income taxes	(210)	—
Gain on bank owned life insurance	—	(573)
Increase in cash surrender value of bank-owned life insurance	(264)	(267)
Loss on fair value option of junior subordinated debentures	48	520
Gain on calls on investment securities	(17)	—
Net decrease (increase) in other assets	1,030	(89)
Net cash provided by operating activities	11,720	9,752
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(13)	(8)
Maturities and calls of available-for-sale securities	9,000	13,500
Principal payments of available-for-sale securities	5,326	4,573
Net increase in loans	(26,301)	(30,270)
Investment in limited partnerships	—	(200)
Proceeds from bank-owned life insurance	—	2,397
Capital expenditures of premises and equipment	(704)	(740)
Net cash used in investing activities	(12,692)	(10,748)
Cash Flows From Financing Activities:
Net decrease in demand deposits and savings accounts	(720)	(333)
Net (decrease) increase in time deposits	(1,234)	2,470
Net increase in short-term borrowings	—	1,000
Dividends on common stock	(4,194)	(4,168)
Net cash used in financing activities	(6,148)	(1,031)
Net change in cash and cash equivalents	(7,120)	(2,027)
Cash and cash equivalents at beginning of period	56,211	40,784
Cash and cash equivalents at end of period	$49,091	$38,757
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries - Notes to Condensed Consolidated Financial Statements - (Unaudited)

1.Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares (“Company” or “USB”) and its wholly-owned subsidiaries, United Security Bank (“Bank”) and York Monterey Properties, Inc. (“YMP”). Intercompany accounts and transactions have been eliminated in consolidation.

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

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale as of June 30, 2025, and December 31, 2024:

	June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$1,782	$—	$(13)	$1,769
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	87,556	10	(11,281)	76,285
Municipal bonds	49,981	—	(6,035)	43,946
Corporate bonds	25,933	27	(919)	25,041
Total securities available-for-sale	$165,252	$37	$(18,248)	$147,041

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$2,666	$—	$(22)	$2,644
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	92,121	4	(13,244)	78,881
Municipal bonds	50,082	—	(7,715)	42,367
Corporate bonds	34,884	34	(1,428)	33,490
Total securities available-for-sale	$179,753	$38	$(22,409)	$157,382

The amortized cost and fair value of securities available for sale at June 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	June 30, 2025
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$5,415	$5,399
Due after one year through five years	32,476	30,914
Due after five years through ten years	39,805	34,443
Collateralized mortgage obligations	87,556	76,285
	$165,252	$147,041

Proceeds and gross realized gains (losses) from sales of available-for-sale investment securities are shown below:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Proceeds from sales or calls	$9,000	$—	$9,000	$—
Gross realized gains from sales or calls	17	—	17	—
Gross realized losses from sales or calls	—	—	—	—

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using the proceeds to purchase securities that better fit with the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses recorded due to credit-related factors for the three- and six-month periods ended June 30, 2025, or June 30, 2024.

At June 30, 2025, available-for-sale securities with an amortized cost of approximately $88.8 million and a fair value of $77.0 million were pledged as collateral for short-term borrowings, securitized deposits, and public funds balances. At December 31, 2024, available-for-sale securities with an amortized cost of approximately $90.7 million and a fair value of $77.8 million were pledged as collateral for short-term borrowings, securitized deposits, and public funds balances.

The following summarizes available-for-sale securities in an unrealized loss position for which a credit loss has not been recorded:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
June 30, 2025
U.S. Government agencies	$—	$—	$1,590	$(13)	$1,590	$(13)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	5	—	74,138	(11,281)	74,143	(11,281)
Municipal bonds	1,704	(314)	42,243	(5,721)	43,947	(6,035)
Corporate bonds	2,806	(10)	20,216	(909)	23,022	(919)
Total available-for-sale	$4,515	$(324)	$138,187	$(17,924)	$142,702	$(18,248)

December 31, 2024
U.S. Government agencies	$—	$—	$2,644	$(22)	$2,644	$(22)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	1,640	(6)	76,686	(13,238)	78,326	(13,244)
Municipal bonds	2,509	(501)	39,858	(7,214)	42,367	(7,715)
Corporate bonds	2,791	(28)	24,696	(1,400)	27,487	(1,428)
Total available-for-sale	$6,940	$(535)	$143,884	$(21,874)	$150,824	$(22,409)

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit losses. At June 30, 2025, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates and not credit quality. While the interest rate increases of 2022 and 2023 led to large decreases in bond prices, reductions in interest rates during 2024 led to some price increases but not a return to previous values. Because the Company does not intend to sell these securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company did not consider it necessary to provide an allowance for credit losses for any available-for-sale security at June 30, 2025, or December 31, 2024.

During the six months ended June 30, 2025 and 2024, the Company recognized unrealized gains of $57,000 and $46,000, respectively, related to one mutual fund included in marketable equity securities. During both quarters ended June 30, 2025 and 2024, the Company recognized unrealized gains of $4,000, related to the same mutual fund.

The Company had no held-to-maturity or trading securities at June 30, 2025, or December 31, 2024.

3.Loans

Loans, net of unearned fees and unamortized loan origination costs, are comprised of the following:

(In thousands)	June 30, 2025		December 31, 2024
Commercial and industrial:
Commercial and business loans	$52,423	5.53%	$63,653	6.86%
Government program loans	56	<0.01%	62	<0.01%
Total commercial and industrial	52,479	5.54%	63,715	6.86%
Real estate mortgage:
Commercial real estate	428,158	45.20%	419,422	45.17%
Residential mortgages	242,740	25.62%	247,248	26.63%
Home improvement and home equity loans	19	<0.01%	24	<0.01%
Total real estate mortgage	670,917	70.82%	666,694	71.81%
Real estate construction and development	126,300	13.33%	111,145	11.97%
Agricultural	64,838	6.84%	49,462	5.33%
Installment and student loans	32,795	3.47%	37,446	4.04%
Total loans	$947,329	100.00%	$928,462	100.00%

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

Off-Balance Sheet Instruments

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2025, and December 31, 2024, these financial instruments included commitments to extend credit of $221.8 million and $204.0 million, respectively, and standby letters of credit of $28.4 million and $29.2 million for the same period ends, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The following is a summary of the amortized cost of delinquent loans, net of unearned fees and costs, at June 30, 2025:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$52,423	$52,423	$—
Government program loans	—	—	—	—	56	56	—
Total commercial and industrial	—	—	—	—	52,479	52,479	—
Commercial real estate loans	—	—	—	—	428,158	428,158	—
Residential mortgages	—	—	—	—	242,740	242,740	—
Home improvement and home equity loans	—	—	—	—	19	19	—
Total real estate mortgage	—	—	—	—	670,917	670,917	—
Real estate construction and development loans	—	—	5,685	5,685	120,615	126,300	—
Agricultural loans	—	—	—	—	64,838	64,838	—
Installment and student loans	878	455	274	1,607	31,188	32,795	274
Total loans	$878	$455	$5,959	$7,292	$940,037	$947,329	$274

The following is a summary of the amortized cost of delinquent loans, net of unearned fees and costs, at December 31, 2024:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$63,653	$63,653	$—
Government program loans	—	—	—	—	62	62	—
Total commercial and industrial	—	—	—	—	63,715	63,715	—
Commercial real estate loans	—	—	—	—	419,422	419,422	—
Residential mortgages	214	—	—	214	247,034	247,248	—
Home improvement and home equity loans	—	—	—	—	24	24	—
Total real estate mortgage	214	—	—	214	666,480	666,694	—
Real estate construction and development loans	—	—	12,185	12,185	98,960	111,145	—
Agricultural loans	—	—	—	—	49,462	49,462	—
Installment and student loans	1,625	1,373	421	3,419	34,027	37,446	421
Total loans	$1,839	$1,373	$12,606	$15,818	$912,644	$928,462	$421

Nonaccrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and accruing loans more than 90 days past due:

	June 30, 2025			December 31, 2024
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due
Real estate construction and development loans	$5,698	$5,698	$—	$12,198	$12,198	$—
Installment and student loans	—	—	274	—	—	421
Total	$5,698	$5,698	$274	$12,198	$12,198	$421

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2025, or December 31, 2024.

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

The following table presents loans by class, at amortized cost (net of unearned fees and costs), by risk rating, and period indicated as of or for the six months ended June 30, 2025:

	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial and business
Pass	$931	$2,275	$4,024	$694	$56	$892	$20,142	$—	$29,014
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,000	56	—	6,495	15,858	—	23,409
Total	$931	$2,275	$5,024	$750	$56	$7,387	$36,000	$—	$52,423
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$—	$56	$—	$—	$56
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$56	$—	$—	$56
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$16,128	$78,363	$34,207	$75,320	$30,519	$178,646	$990	$—	$414,173
Special Mention	—	—	—	—	—	13,444	—	—	13,444
Substandard	—	—	—	—	541	—	—	—	541
Total	$16,128	$78,363	$34,207	$75,320	$31,060	$192,090	$990	$—	$428,158
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$—	$23,398	$191,774	$8,347	$—	$—	$223,519
Pass	1,976	4,825	3,073	1,926	4,322	3,099	—	—	19,221
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,976	$4,825	$3,073	$25,324	$196,096	$11,446	$—	$—	$242,740
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$19	$—	$—	$19
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$19	$—	$—	$19
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate construction and development
Pass	$4,365	$22,760	$10,197	$—	$—	$33,327	$49,953	$—	$120,602
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,698	—	—	5,698
Total	$4,365	$22,760	$10,197	$—	$—	$39,025	$49,953	$—	$126,300
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2025	2024	2023	2022	2021	Prior			Total
Agricultural
Pass	$5,539	$3,090	$—	$3,945	$430	$14,226	$35,435	$—	$62,665
Special Mention	—	—	—	1,203	—	580	—	—	1,783
Substandard	—	—	—	—	—	—	390	—	390
Total	$5,539	$3,090	$—	$5,148	$430	$14,806	$35,825	$—	$64,838
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$318	$349	$1,516	$82	$67	$29,716	$473	$—	$32,521
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	274	—	—	274
Total	$318	$349	$1,516	$82	$67	$29,990	$473	$—	$32,795
Current period gross charge-offs		$—	$—	$—	$—	$4,146	$—	$—	$4,146

Total loans outstanding (risk rating):
Not graded	$318	$349	$1,516	$23,480	$191,841	$38,082	$473	$—	$256,059
Pass	28,939	111,313	51,501	81,885	35,327	230,246	106,520	—	645,731
Special Mention	—	—	—	1,203	—	14,024	—	—	15,227
Substandard	—	—	1,000	56	541	12,467	16,248	—	30,312
Grand total loans	$29,257	$111,662	$54,017	$106,624	$227,709	$294,819	$123,241	$—	$947,329
Total current period gross charge-offs	$—	$—	$—	$—	$—	$4,146	$—	$—	$4,146

The following table presents loans by class, at amortized cost (net of unearned fees and costs), by risk rating, and period indicated as of or for the year ended December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and business
Pass	$2,374	$3,640	$2,076	$341	$408	$764	$29,349	$—	$38,952
Special Mention	—	2,000	—	—	—	—	—	—	2,000
Substandard	—	—	68	—	6,989	—	15,644	—	22,701
Total	$2,374	$5,640	$2,144	$341	$7,397	$764	$44,993	$—	$63,653
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$2	$60	$—	$—	$62
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$2	$60	$—	$—	$62
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$78,889	$32,794	$80,121	$31,376	$37,480	$151,066	$1,491	$—	$413,217
Special Mention	—	—	—	—	5,653	—	—	—	5,653
Substandard	—	—	—	552	—	—	—	—	552
Total	$78,889	$32,794	$80,121	$31,928	$43,133	$151,066	$1,491	$—	$419,422
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$23,929	$196,340	$2,480	$6,226	$—	$—	$228,975
Pass	4,824	3,969	1,926	4,320	1,580	1,654	—	—	18,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,824	$3,969	$25,855	$200,660	$4,060	$7,880	$—	$—	$247,248
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$24	$—	$—	$24
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$24	$—	$—	$24
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Real estate construction and development
Pass	$13,761	$15,743	$8,004	$—	$32,389	$2,473	$26,577	$—	$98,947
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,524	8,674	—	—	12,198
Total	$13,761	$15,743	$8,004	$—	$35,913	$11,147	$26,577	$—	$111,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$3,097	$2,115	$3,990	$490	$2,861	$11,586	$22,705	$—	$46,844
Special Mention	—	—	1,503	—	440	285	—	—	2,228
Substandard	—	—	—	—	—	—	390	—	390
Total	$3,097	$2,115	$5,493	$490	$3,301	$11,871	$23,095	$—	$49,462
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$440	$1,607	$103	$99	$8	$34,162	$606	$—	$37,025
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	421	—	—	421
Total	$440	$1,607	$103	$99	$8	$34,583	$606	$—	$37,446
Current period gross charge-offs	$—	$20	$—	$—	$—	$2,842	$—	$—	$2,862

Total loans outstanding (risk rating):
Not graded	$440	$1,607	$24,032	$196,439	$2,488	$40,412	$606	$—	$266,024
Pass	102,945	58,261	96,117	36,527	74,720	167,603	80,122	—	616,295
Special Mention	—	2,000	1,503	—	6,093	285	—	—	9,881
Substandard	—	—	68	552	10,513	9,095	16,034	—	36,262
Grand total loans	$103,385	$61,868	$121,720	$233,518	$93,814	$217,395	$96,762	$—	$928,462
Total current period gross charge-offs	$—	$20	$—	$—	$—	$2,842	$—	$—	$2,862
Allowance for Credit Losses on Loans

The following summarizes the activity in the allowance for credit losses by loan category:

	Three Months Ended June 30, 2025
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$2,671	$1,662	$2,296	$1,343	$7,384	$15,356
Provision (reversal) for credit losses (1)	(342)	(111)	548	187	1,565	1,847
Charge-offs	—	—	—	—	(1,317)	(1,317)
Recoveries	1	1	—	—	77	79
Ending balance	$2,330	$1,552	$2,844	$1,530	$7,709	$15,965
(1) Not included in the above table is an unfunded loan commitment provision of $11,000.

	Three Months Ended June 30, 2024
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$1,981	$2,732	$3,008	$1,097	$6,633	$15,451
Provision (reversal) for credit losses (1)	131	11	(611)	84	609	224
Charge-offs	—	—	—	—	(397)	(397)
Recoveries	1	—	—	—	44	45
Ending balance	$2,113	$2,743	$2,397	$1,181	$6,889	$15,323
(1) Not included in the above table is an unfunded loan commitment reversal of provision of $194,000.

	Six Months Ended June 30, 2025
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$2,839	$2,634	$2,504	$1,028	$7,041	$16,046
Provision (reversal) for credit losses (1)	(510)	(1,083)	340	502	4,666	3,915
Charge-offs	—	—	—	—	(4,146)	(4,146)
Recoveries	1	1	—	—	148	150
Ending balance	$2,330	$1,552	$2,844	$1,530	$7,709	$15,965
(1) Not included in the above table is an unfunded loan commitment provision of $243,000.

	Six Months Ended June 30, 2024
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$1,903	$2,524	$3,614	$1,250	$6,367	$15,658
Provision (reversal) for credit losses (1)	209	215	(1,217)	(69)	1,168	306
Charge-offs	—	—	—	—	(812)	(812)
Recoveries	1	4	—	—	166	171
Ending balance	$2,113	$2,743	$2,397	$1,181	$6,889	$15,323
(1) Not included in the above table is an unfunded loan commitment reversal of provision of $103,000.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$5,685	1	$12,185	3
Agricultural loans	390	1	390	1
Total	$6,075	2	$12,575	4

Reserve for Unfunded Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit, and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk within the loan portfolio. There was a provision of $11,000 for unfunded loan commitments made during the quarter ended June 30, 2025, increasing the balance to $1.02 million. For the quarter ended June 30, 2024, there was a reversal of provision of $194,000 made for unfunded loan commitments decreasing the balance to $732,000. For the six months ended June 30, 2025, and 2024, a provision of $243,000 and a reversal of provision of $103,000 were made, respectively. The reserve for the unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities.

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. There were two loan modifications made during the three- and six-month periods ended June 30, 2025. Both loans were given term extensions. There was one loan modification made during the three- and six-month periods ended June 30, 2024. This loan was also given a term extension.

The following tables present outstanding loan modifications made to borrowers experiencing financial difficulties and the financial effects of those modifications during the periods indicated:

	Three Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Term Extension	Extension Period	% of Loans Outstanding	Term Extension	Extension Period	% of Loans Outstanding
Commercial and business loans	$1,000	4 months	0.11%	$92	7 months	<0.01%

	Six Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Term Extension	Extension Period	% of Loans Outstanding	Term Extension	Extension Period	% of Loans Outstanding
Commercial and business loans	$1,000	4 months	0.11%	$92	7 months	<0.01%

At June 30, 2025 and June 30, 2024, there were no commitments to extend credit to borrowers whose loans had been modified. There were also no defaults on any loans modified during the 12 months preceding June 30, 2025, and 2024.

4.Student Loans

Included in the installment loan portfolio are $29.4 million and $33.9 million in student loans at June 30, 2025, and December 31, 2024, respectively, made to medical and pharmacy school students. Upon graduation, the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internships, medical residency, or fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. Student loans have not been originated or purchased since 2019.

As of June 30, 2025 and December 31, 2024, reserves against the student loan portfolio totaled $7.6 million and $7.0 million, respectively. At June 30, 2025, the substandard category included $274,000 in student loans. At December 31, 2024, $421,000 in student loans were included in the substandard category.

The following tables summarize the credit quality indicators for outstanding student loans:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	30	$827	$653	26	$692	$512
Grace	—	—	—	3	100	63
Repayment	329	15,844	174	406	19,647	324
Deferment	153	7,023	1,877	219	9,954	2,593
Forbearance	111	5,718	679	65	3,496	133
Total	623	$29,412	$3,383	719	$33,889	$3,625

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

Student Loan Aging

Student loans are generally charged off at the end of the quarter during which the account becomes 120 days contractually past due. Accrued but unpaid interest related to charged-off student loans is reversed and charged against interest income. For the six months ended June 30, 2025, $292,000 in accrued interest receivable was reversed, due to charge-offs of $4.1 million. For the six months ended June 30, 2024, $58,000 in accrued interest receivable was reversed, due to charge-offs of $781,000. For the quarters ended June 30, 2025 and June 30, 2024, $110,000 in accrued interest receivable was reversed, due to charge-offs of $1.3 million, and $31,000 in accrued interest receivable was reversed, due to charge-offs of $386,000, respectively.

The following table summarizes the student loan aging for loans in repayment and forbearance:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	185	$19,967	185	$19,737
31 - 60 days	7	878	9	1,625
61 - 90 days	4	443	7	1,360
91 - 120 days	1	274	2	421
Total	197	$21,562	203	$23,143

5.Deposits

Deposits include the following:

(In thousands)	June 30, 2025	December 31, 2024
Noninterest-bearing deposits	$372,027	$360,152
Interest-bearing deposits:
NOW and money market accounts	488,790	504,466
Savings accounts	117,728	114,648
Time deposits:
Under $250,000	44,686	45,141
$250,000 and over	32,438	33,215
Total interest-bearing deposits	683,642	697,470
Total deposits	$1,055,669	$1,057,622

Deposit balances representing overdrafts reclassified as loan balances totaled $95,000 and $178,000 as of June 30, 2025 and December 31, 2024, respectively.

Included in total deposits at June 30, 2025 and December 31, 2024 are $100.3 million in interest-bearing, brokered demand deposit accounts.

6.Short-term Borrowings/Other Borrowings

The following table sets forth the Company’s credit lines, balances outstanding, and pledged collateral:

(In thousands)	June 30, 2025	December 31, 2024
Unsecured credit lines:
Credit limit	$90,000	$90,000
Balance outstanding	—	—
Federal Home Loan Bank:
Credit limit	133,405	135,634
Balance outstanding	—	—
Collateral pledged	231,651	230,001
Federal Reserve Bank:
Credit limit	503,607	499,069
Balance outstanding	—	—
Collateral pledged	612,925	617,860

At June 30, 2025, the Company’s available lines of credit totaled $727.0 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR. At June 30, 2025, pledged collateral at the Federal Home Loan Bank consisted of $1.8 million in available-for-sale investment securities and $229.8 million in loan balances. Pledged collateral at the Federal Reserve Bank consisted of $3.5 million in available-for-sale investment securities and $609.4 million in loan balances. At December 31, 2024, $228.1 million in loans and $1.9 million in available-for-sale investment securities were pledged as collateral for FHLB advances. Additionally, $614.2 million in loans and $3.7 million in available-for-sale investment securities were pledged as collateral for advances at the Federal Reserve Bank.

7.Leases

The Company leases land and premises for its branch banking offices, administration facility, and ITMs. The initial terms of these leases expire at various dates through 2044. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted to certain economic indices or market conditions. Lease terms may also include options for termination. Under guidance from ASC Topic 842, the discount rate applied to the lease liability is calculated by determining the Bank’s incremental borrowing rate. Current rates for fully-secured loans with amounts and terms similar to the lease amount and term at inception are used to calculate the incremental borrowing rate. The liability is reduced at each reporting period based on the discounted present value of remaining payments. As of June 30, 2025, the Company had 14 operating leases and no financing leases.

Operating lease expenses for the quarters ended June 30, 2025 and June 30, 2024, totaled $195,000 and $186,000, respectively. For the six months ended June 30, 2025, and 2024, operating lease expenses totaled $394,000 and $363,000, respectively.

Supplemental information related to leases is as follows:

	Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Operating cash flows from operating leases	$396	$368
ROU assets obtained in exchange for new operating lease liabilities	$—	$2,314
Weighted-average remaining lease term in years for operating leases	8.82	8.71
Weighted-average discount rate for operating leases	5.06%	5.06%

Maturities of lease liabilities are as follows:

(In thousands)	June 30, 2025
2025	$308
2026	481
2027	425
2028	424
2029	340
2030	288
Thereafter	1,271
Total undiscounted cash flows	3,537
Less: present value discount	(730)
Present value of net future minimum lease payments	$2,807

8.Supplemental Cash Flow Disclosures

	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024
Cash paid during the period for:
Interest	$6,094	$6,602
Income taxes	1,850	4,400
Noncash investing activities:
ROU asset recognized	—	2,314
Unrealized gain on unrecognized post-retirement costs, net of tax	12	14
Unrealized gain (loss) on available-for-sale securities, net of tax	2,930	(43)
Unrealized (loss) gain on junior subordinated debentures, net of tax	(166)	194
Cash dividend declared	2,097	2,079

9.Dividends on and Repurchase of Common Stock

On June 24, 2025, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on July 22, 2025, to shareholders of record as of July 7, 2025. Approximately $2.1 million was transferred from retained earnings to dividends payable as of June 30, 2025, to allow for distribution of the dividend to shareholders.

The Company has a program to repurchase up to $3.0 million of its outstanding common stock. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the three- and six-month periods ended June 30, 2025, and June 30, 2024, no shares were repurchased.

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (in thousands)	$2,169	$4,297	$4,851	$8,458
Weighted average shares issued and outstanding	17,235,873	17,186,266	17,232,825	17,178,566
Add: dilutive effect of stock options and unvested restricted stock	24,519	1,000	28,638	993
Weighted average shares outstanding adjusted for potential dilution	17,260,392	17,187,266	17,261,463	17,179,559
Basic earnings per share	$0.13	$0.25	$0.28	$0.49
Diluted earnings per share	$0.13	$0.25	$0.28	$0.49
Weighted average anti-dilutive shares excluded from earnings per share calculation	81,000	190,000	84,000	153,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2025, and December 31, 2024, the Company had no recorded valuation allowance.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. There were no interest or penalties recognized on uncertain tax positions during the periods ended June 30, 2025, and 2024.

The Company reported a provision for income taxes of $855,000 for the quarter ended June 30, 2025, compared to $1.8 million for the quarter ended June 30, 2024. The effective tax rate was 28.27% for the quarter ended June 30, 2025, compared to 28.94% for the comparable period of 2024. For the six months ended June 30, 2025 and June 30, 2024, tax provisions of $1.9 million and $3.4 million were recorded, respectively. The effective tax rate was 28.41% for the six months ended June 30, 2025, compared to 28.95% for the comparable period of 2024.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities is $12.0 million as of June 30, 2025, and December 31, 2024. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its TruPS issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the TruPS better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of June 30, 2025, the rate paid on TruPS issued under USB Capital Trust II is 3-month SOFR plus 129 basis points, and is adjusted quarterly.

At June 30, 2025, the Company performed a fair value measurement analysis on TruPS using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month SOFR curve to estimate future quarterly interest payments due over the remaining life of the debt instrument. These cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with TruPS. The 6.16% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At June 30, 2025, and June 30, 2024, the total cumulative gain recorded on the debt was $811,000 and $1.2 million, respectively.

On July 1, 2025, the Company made a partial redemption of $3.0 million of TruPS, lowering the contractual principal balance to $9.0 million.

The following table provides detail on the Company’s junior subordinated debt/trust preferred securities:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fair value calculation loss	$(410)	$(104)	$(282)	$(244)
Other comprehensive income (loss) gain	(93)	121	(235)	275
Recognized loss on fair value	(317)	(225)	(48)	(520)
Cumulative gain recorded	811	1,217	811	1,217
Discount rate	6.16%	6.45%	6.16%	6.45%

The fair value calculation performed as of June 30, 2025, resulted in a net pretax loss adjustment of $282,000 for the six months ended June 30, 2025, compared to a net pretax loss adjustment of $244,000 for the six months ended June 30, 2024.

For the six months ended June 30, 2025, the net $282,000 fair value loss adjustment, inclusive of a change in accrued interest of $24,000, was separately presented as a $48,000 loss, ($34,000 net of tax) recognized on the consolidated statements of income, and a $235,000 loss, ($166,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the six months ended June 30, 2024, the net $244,000 fair value loss adjustment, inclusive of a change in accrued interest of $3,000, was separately presented as a $520,000 loss, ($366,000 net of tax) recognized on the consolidated statements of income, and a $275,000 gain, ($194,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods indicated.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	June 30, 2025
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$147,041	$147,041	$—	$147,041	$—
Marketable equity securities	3,382	3,382	3,382	—	—
Loans, net	931,364	901,983	—	—	901,983
Financial Liabilities:
Time deposits	77,124	76,735	—	—	76,735
Junior subordinated debt	11,831	11,831	—	—	11,831

	December 31, 2024
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$157,382	$157,382	$—	$157,382	$—
Marketable equity securities	3,326	3,326	3,326	—	—
Loans, net	912,416	874,105	—	—	874,105
Financial Liabilities:
Time deposits	78,356	77,981	—	—	77,981
Junior subordinated debt	11,572	11,572	—	—	11,572

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

The Company recognizes transfers between Levels 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurement classifications during the six months ended June 30, 2025, or the six months ended June 30, 2024.

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

Individually-Evaluated Loans - Fair value measurements for individually-evaluated loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third-party appraisals or observed market prices. Collateral-dependent loans are measured for impairment using the fair value of the collateral. There were no individually-evaluated loans measured at fair value as of June 30, 2025 or December 31, 2024.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third-party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. No OREO properties were measured at fair value as of June 30, 2025, or December 31, 2024.

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2025:

(In thousands)	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$1,769	$—	$1,769	$—
U.S. Government collateralized mortgage obligations	76,285	—	76,285	—
Municipal bonds	43,946	—	43,946	—
Corporate bond	25,041	—	25,041	—
Total AFS securities	147,041	—	147,041	—
Marketable equity securities	3,382	3,382	—	—
Total	$150,423	$3,382	$147,041	$—

Liabilities:
Junior subordinated debt	$11,831	$—	$—	$11,831
Total	$11,831	$—	$—	$11,831

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024:

(In thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$2,644	$—	$2,644	$—
U.S. Government collateralized mortgage obligations	78,881	—	78,881	—
Municipal bonds	42,367	—	42,367	—
Corporate bonds	33,490	—	33,490	—
Total AFS securities	157,382	—	157,382	—
Marketable equity securities	3,326	3,326	—	—
Total	$160,708	$3,326	$157,382	$—

Liabilities:
Junior subordinated debt	$11,572	$—	$—	$11,572
Total	$11,572	$—	$—	$11,572

There were no non-recurring fair value adjustments at June 30, 2025, or December 31, 2024.

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2025, and December 31, 2024:

June 30, 2025				December 31, 2024
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	6.16%	Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	6.40%

Management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the nonperformance risk premium a willing market participant would require under current, inactive market conditions. Management attributes the change in fair value of the junior subordinated debentures to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk-adjusted spread and/or a decrease in the forward three-month SOFR curve will result in a positive fair value adjustment and a decrease in the fair value measurement. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the forward three-month SOFR curve will result in a negative fair value adjustment and an increase in the fair value measurement. The decrease in discount rate between the periods ended June 30, 2025, and December 31, 2024, is primarily due to decreases in rates for similar debt instruments.

The following table provides a reconciliation of liabilities at fair value using Level 3 significant, unobservable inputs on a recurring basis:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Junior Subordinated Debt:
Beginning balance	$11,417	$11,348	$11,572	$11,213
Gross (gain) loss included in earnings	317	225	48	520
Gross loss (gain) related to changes in instrument-specific credit risk	93	(121)	235	(275)
Increase in accrued interest	4	$2	(24)	(4)
Ending balance	$11,831	$11,454	$11,831	$11,454
Amount of total (gain) loss for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date	$317	$225	$48	$520

14.Goodwill and Intangible Assets

At June 30, 2025, the Company held goodwill of $4.5 million in connection with various business combinations and purchases. This amount was unchanged from the balance of $4.5 million at December 31, 2024. The Company conducts impairment analysis on goodwill both annually and in the event of triggering events, if any. The Company performed an analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2024, with no triggering events occurring through the period ended June 30, 2025.

15.Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	June 30, 2025			December 31, 2024
(In thousands)	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$(15,760)	$(147)	$1,555	$(16,290)	$(130)	$1,382
Current period comprehensive income (loss), net of tax	2,930	12	(166)	530	(17)	173
Ending balance	$(12,830)	$(135)	$1,389	$(15,760)	$(147)	$1,555
Accumulated other comprehensive loss			$(11,576)			$(14,352)

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

Detailed information related to the Company’s banking segment for the six months ended is as follows:

	Banking Segment
(In thousands)	June 30, 2025	June 30, 2024
Interest income	$30,286	$29,850
Noninterest income	2,122	2,571
Total revenue	32,408	32,421

Less:
Interest expense	6,130	6,617

Less:
Provision for credit losses	4,158	192
Salaries and employee benefits	7,771	6,888
Provision for income taxes	1,925	3,446
Occupancy Expense	1,896	1,741
Technology	1,338	1,414
Depreciation and amortization, premises and equipment	735	712
Other amortization expense (1)	754	838
Other expenses (2)	2,850	2,115
Banking segment net income	$4,851	$8,458

Reconciliation of assets:
Banking segment assets	$1,214,137	$1,211,718
Total consolidated assets	$1,214,137	$1,211,718
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

At June 30, 2025 and December 31, 2024, the Bank’s investment in York Monterey Properties, Inc., totaled $8.0 million and $5.0 million, respectively. York Monterey Properties, Inc., is included within the consolidated financial statements of the Company, with $7.9 million of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets at June 30, 2025. At December 31, 2024, $4.6 million of the total investment was recognized within the balance of other real estate owned.

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

(In thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$221,842	$204,033
Standby letters of credit	$28,424	$29,174

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from one month to three years. At June 30, 2025, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $28.4 million.

Contingent Liabilities. The remaining unfunded commitments for the investment in limited partnerships totaled $2.2 million at June 30, 2025, and December 31, 2024.

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
•the current administration’s policy pronouncements, executive orders and imposition of tariffs (and the threat thereof) create an unpredictable regulatory landscape and have increased market volatility that could affect the availability and cost of capital, the valuation of our assets, the stability of our funding sources, and the financial health and operations of our borrowers, particularly our borrowers connected to agriculture and construction;
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

Second Quarter 2025 Highlights (as of, or for, the quarter ended June 30, 2025, except where noted):

▪Net interest margin increased to 4.35% for the quarter ended June 30, 2025, compared to 4.28% for the quarter ended June 30, 2024.
▪Annualized average cost of deposits was 1.11% for the quarter ended June 30, 2025, compared to 0.79% for the quarter ended June 30, 2024.
▪Net income for the quarter decreased 49.52% to $2.2 million, compared to $4.3 million for the quarter ended June 30, 2024, due primarily to an increase in the provision for credit losses of $1.8 million.
▪Interest and fees on loans increased 1.39% to $13.8 million, compared to $13.6 million for the second quarter of 2024. Interest income increased 0.21% to $15.00 million, compared to $14.97 million for the second quarter of 2024, as a result of the increase in loan and fee income, partially offset by decreases in investment securities income.
▪Interest expense decreased 8.96% to $3.1 million, as a result of decreases in short-term borrowing costs offset by increases in deposit interest expense, compared to $3.5 million for the second quarter of 2024.
▪Noninterest income decreased 50.03% to $758,000, compared to $1.5 million for the quarter ended June 30, 2024. Noninterest income for the quarter ended June 30, 2024 included a gain on proceeds from life insurance of $573,000.
▪The total fair value of the junior subordinated debentures (“TruPS”), inclusive of a change in accrued interest of $4,000, changed by $414,000 during the quarter ended June 30, 2025. A loss of $317,000 was recorded through the income statement and a loss of $93,000 was recorded through accumulated other comprehensive income. For the quarter ended June 30, 2024, the total fair value of TruPS, inclusive of a change in accrued interest of $2,000, changed by $102,000. A loss of $225,000 was recorded through the income statement and a $121,000 gain was recorded through accumulated other comprehensive income.
▪The Company recorded a provision for credit losses of $1.9 million for the quarter ended June 30, 2025, compared to $19,000 for the quarter ended June 30, 2024. The increased credit provision was primarily due to charge-offs within the student loan portfolio and an increase in real estate construction loan volume.
▪Noninterest expense increased 10.99% to $7.7 million, compared to $7.0 million for the quarter ended June 30, 2024.
▪Annualized return on average assets (ROAA) decreased to 0.73%, compared to 1.45% for the quarter ended June 30, 2024.
▪Annualized return on average equity (ROAE) decreased to 6.46%, compared to 13.79% for the quarter ended June 30, 2024.
▪Total loans, net of unearned fees, increased 2.03% to $947.3 million, compared to $928.5 million at December 31, 2024.
▪Total deposits decreased 0.18% to $1.056 billion, compared to $1.058 billion at December 31, 2024.
▪OREO balances increased from $4.6 million at December 31, 2024 to $7.9 million at June 30, 2025 due to the transfer of nonaccrual loans totaling $3.3 million to OREO.

Trends Affecting Results of Operations and Financial Position

The Company’s operations are influenced by various factors, including interest rates, margin spreads, and the composition of the consolidated balance sheet. One of the Company’s primary strategic goals is to maintain a mix of assets that generate a reasonable return without undue risk, and to finance those assets with low-cost, stable funds. Liquidity and capital resources are also considered to mitigate risk and support growth.

The Bank’s operations and cash flows are subject to economic changes in California’s Central Valley and its business results depend largely on local business activity, population, income levels, deposits, and real estate activity. Economic declines can adversely affect the Bank. The Central Valley’s dependence on agriculture means downturns in this sector can indirectly impact the Company. Declines in agricultural prices and yields can reduce farm cash flows and land values, increasing default risks and reducing collateral values. Weaker prices may stress farming operations and reduce demand for agricultural lending, and the recent declines in farm income and farmland prices reflect this trend. While most borrowers are not directly involved in agriculture, many local jobs are related to agricultural production, processing, marketing, and sales.

Despite recent normal precipitation, California has experienced severe droughts, leading to water-allocation reductions for Central Valley farmers. The impact of water issues on local businesses and consumers is unpredictable. The Sustainable Groundwater Management Act, passed in 2014, aims for sustainable groundwater management by 2042, with effects yet to be determined.

Recent tariffs and trade wars may negatively impact the Central Valley’s agricultural and construction industries. Increased prices for imported agricultural goods and construction materials and decreased exports, especially to China, could significantly affect the local economy.

The Company’s earnings are influenced by U.S. government monetary and fiscal policies. The Federal Reserve Bank (FRB) impacts depository institutions by implementing national monetary policy to curb inflation and combat recession. The FRB controls bank loans, investments, and deposits through the issuance of government securities and regulation of the discount rate. In 2024, the Federal Open Market Committee (FOMC) lowered interest rates three times, totaling a 100-basis point decrease. Further decreases were anticipated during 2025, but recent market turmoil makes future rate actions uncertain. The potential of a recession and concerns about rising inflation and unemployment add to the uncertainty. It is unknown what effect these factors, alongside international instability, will have on FRB monetary policy.

The Company continuously evaluates its strategic business plan in response to changing economic and market conditions. Key priorities include managing the balance sheet, enhancing revenue sources, attracting and retaining deposit customers, and maintaining market share.

Results of Operations

On a year-to-date basis, the Company reported net income of $4.9 million, or $0.28 per share ($0.28 diluted), for the six months ended June 30, 2025, compared to $8.5 million, or $0.49 per share ($0.49 diluted), for the same period in 2024. The decrease in net income was primarily due to an increase in the provision for credit losses related to charge-offs within the student loan portfolio as well as increases in deposit interest expense and noninterest expense, and was partially offset by decreases in short-term borrowing expenses, income tax expenses, a change in the fair value of TruPS, and an increase in loan and fee income. Additionally, a gain on proceeds from life insurance of $573,000 was realized during the six months ended June 30, 2024. Noninterest expenses increased on a year-over-year basis due to increases in salaries and employee benefit expenses, data processing expenses, and occupancy expenses. These increases in expenses were partially offset by increases in loan and fee income. Included in the increase in loan and fee income was the collection of $890,000 in foregone interest related to a nonaccrual loan payoff. The Company’s annualized return on average assets was 0.82% for the six months ended June 30, 2025, compared to 1.42% for the six months ended June 30, 2024. The Company’s annualized return on average equity was 7.31% for the six months ended June 30, 2025, compared to 13.64% for the six months ended June 30, 2024. The decrease in the return on average assets is primarily attributable to the decrease in income. The decrease in the return on average equity is primarily due to a decrease in net income and an increase in average equity.

Net Interest Income

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the three and six month periods ended June 30, 2025, and 2024.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:

	Three Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1) (2)	$931,933	$13,765	5.92%	$910,404	$13,576	6.00%
Investment securities (3)	154,301	1,140	2.96%	165,550	1,303	3.17%
Interest-bearing deposits in other banks	8,730	99	4.55%	6,795	93	5.50%
Total interest-earning assets	1,094,964	$15,004	5.50%	1,082,749	$14,972	5.56%
Allowance for credit losses	(15,358)			(15,454)
Noninterest-earning assets:
Cash and due from banks	34,109			33,732
Nonaccrual loans	5,685			11,938
Premises and equipment, net	8,498			9,162
Accrued interest receivable	7,412			7,394
Other real estate owned	7,906			4,582
Other non-earning assets	59,806			60,808
Total average assets	$1,203,022			$1,194,911
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$99,449	$99	0.40%	$128,765	$202	0.63%
Money market accounts	388,927	2,244	2.31%	269,943	1,075	1.60%
Savings accounts	114,733	32	0.11%	118,370	32	0.11%
Time deposits	75,670	494	2.62%	77,060	548	2.86%
Other borrowings	8,070	96	4.77%	102,469	1,385	5.44%
Junior subordinated debentures (4)	12,464	177	5.70%	12,464	208	6.71%
Total interest-bearing liabilities	699,313	$3,142	1.80%	709,071	$3,450	1.96%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	356,026			350,911
Other liabilities	12,542			9,570
Total liabilities	1,067,881			1,069,552
Total shareholders’ equity	135,141			125,359
Total average liabilities and shareholders’ equity	$1,203,022			$1,194,911
Interest income as a percentage of average earning assets			5.50%			5.56%
Interest expense as a percentage of average earning assets			1.15%			1.28%
Net interest margin			4.35%			4.28%
(1)Loan interest income includes loan fee costs of approximately $223,000 for the three months ended June 30, 2025, and loan fee costs of $173,000 for the three months ended June 30, 2024.
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

	Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1) (2)	$923,875	$27,707	6.05%	$907,649	$27,056	5.99%
Investment securities (3)	157,570	2,346	3.00%	171,413	2,657	3.12%
Interest-bearing deposits in other banks	10,410	233	4.51%	5,007	137	5.50%
Total interest-earning assets	1,091,855	$30,286	5.59%	1,084,069	$29,850	5.54%
Allowance for credit losses	(15,647)			(15,563)
Noninterest-earning assets:
Cash and due from banks	33,321			32,648
Nonaccrual loans	6,809			11,759
Premises and equipment, net	8,544			9,092
Accrued interest receivable	7,317			7,235
Other real estate owned	7,429			4,582
Other non-earning assets	59,923			60,287
Total average assets	$1,199,551			$1,194,109
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$112,179	$294	0.53%	$131,939	$374	0.57%
Money market accounts	377,566	4,299	2.30%	278,810	2,096	1.51%
Savings accounts	114,441	63	0.11%	119,168	65	0.11%
Time deposits	76,748	993	2.61%	67,670	1,046	3.11%
Other borrowings	5,445	127	4.70%	93,953	2,619	5.61%
Junior subordinated debentures (4)	12,464	353	5.71%	12,464	417	6.73%
Total interest-bearing liabilities	698,843	$6,129	1.77%	704,004	$6,617	1.89%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	354,417			356,364
Other liabilities	12,148			9,098
Total liabilities	1,065,408			1,069,466
Total shareholders’ equity	134,143			124,643
Total average liabilities and shareholders’ equity	$1,199,551			$1,194,109
Interest income as a percentage of average earning assets			5.59%			5.54%
Interest expense as a percentage of average earning assets			1.13%			1.23%
Net interest margin			4.46%			4.31%

(1)Loan interest income includes loan fee costs of approximately $525,000 for the six months ended June 30, 2025, and loan fee costs of $372,000 for the six months ended June 30, 2024.
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

The prime rate decreased from 8.50% at June 30, 2024, to 7.50% at June 30, 2025. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Rate and Volume Analysis:

	Three Months Ended
	June 30, 2025, compared to June 30, 2024
(In thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Loans	$(154)	$343	$189
Investment securities available for sale	(79)	(84)	(163)
Interest-bearing deposits in FRB	(13)	19	6
Total interest income	(246)	278	32
Increase (decrease) in interest expense:
Interest-bearing demand accounts	733	334	1,067
Savings and money market accounts	—	(1)	(1)
Time deposits	(45)	(10)	(55)
Other borrowings	(153)	(1,137)	(1,290)
Junior subordinated debentures	(30)	—	(30)
Total interest expense	505	(814)	(309)
(Decrease) increase in net interest income	$(751)	$1,092	$341

For the three months ended June 30, 2025, total interest income increased $32,000, or 0.21%, compared to the three months ended June 30, 2024. In comparing the two periods, average interest-earning assets increased $12.2 million, with an increase of $1.9 million in average balances held at the Federal Reserve Bank and an increase of $21.5 million in average loan balances, offset by a decrease of $11.2 million in average investment securities balances. The increase in average loan balances is attributed primarily to increases in the real estate mortgage portfolio, real estate construction and development, and the agricultural portfolio, offset by decreases in the commercial and industrial portfolio and the installment portfolio. Loan yields decreased 8 basis points and investment securities yields decreased 21 basis points. The average yield on total interest-earning assets decreased 6 basis points. The decrease in yields is a result of decreases in loan yields, investment securities yields, and yields on overnight deposits held at the Federal Reserve Bank.

	Six Months Ended
	June 30, 2025, compared to June 30, 2024
(In thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Loans	$216	435	$651
Investment securities available for sale	(97)	(214)	(311)
Interest-bearing deposits in FRB	(2)	98	96
Total interest income	117	319	436
Increase (decrease) in interest expense:
Interest-bearing demand accounts	1,584	540	2,124
Savings and money market accounts	—	(3)	(3)
Time deposits	(182)	129	(53)
Other borrowings	(360)	(2,132)	(2,492)
Junior subordinated debentures	(63)	—	(63)
Total interest expense	979	(1,466)	(487)
(Decrease) increase in net interest income	$(862)	$1,785	$923

For the six months ended June 30, 2025, total interest income increased $436,000, or 1.46%, compared to the six months ended June 30, 2024. In comparing the two periods, average interest-earning assets increased $7.8 million, with an increase of $5.4 million in average balances held at the Federal Reserve Bank and an increase of $16.2 million in average loan balances, offset by a decrease of $13.8 million in average investment securities balances. The increase in average loan balances is attributed primarily to increases in the commercial and industrial portfolio, the real estate mortgage portfolio, and the agricultural portfolio, offset by decreases in the real estate construction portfolio and the installment portfolio. Loan yields increased 6 basis points and investment securities yields decreased 12 basis points. The average yield on total interest-earning assets increased 5 basis points. This increase in yield is a result of the increases in loan yields, offset by decreases in investment securities yields and yields on overnight deposits held at the Federal Reserve Bank. Included in the increase in net interest income was the collection of $890,000 in foregone interest related to a nonaccrual loan payoff.

The overall average yield on the loan portfolio increased to 6.05% for the six months ended June 30, 2025, compared to 5.99% for the six months ended June 30, 2024. At June 30, 2025, 28.78% of the Company’s loan portfolio consisted of floating rate instruments, compared to 29.40% of the portfolio at December 31, 2024, with the majority of those tied to the prime rate. Approximately 76.27%, or $208.0 million, of the floating-rate loans had rate floors at June 30, 2025. Approximately 59.42%, or $162.2 million, of the floating-rate loans had rate floors at December 31, 2024.

The Company’s net interest margin increased to 4.46% for the six months ended June 30, 2025, compared to 4.31% for the six months ended June 30, 2024. The net interest margin increased primarily as a result of increases in loan yields and decreases in yields on short-term borrowings, offset by increases in yields on deposits and decreases in yields on overnight deposits held at the Federal Reserve Bank. The yield on average interest-earning assets increased from 5.54% to 5.59%. Yields on average interest-bearing liabilities decreased from 1.89% to 1.77%.

While deposit rates have increased, the Company’s disciplined deposit pricing efforts have helped keep the Company’s cost of funds relatively low. The cost of deposits increased from 0.75% June 30, 2024 to 1.10% at June 30, 2025. The rates paid on interest-bearing liabilities, which includes interest-bearing deposits, short-term borrowings, and TruPS, decreased to 1.77% for the six months ended June 30, 2025, compared to 1.89% for the six months ended June 30, 2024. For the six months ended June 30, 2025, total interest expense decreased approximately $487,000, or 7.36%, as compared to the six months ended June 30, 2024. Between those two periods, average interest-bearing liabilities decreased by $5.2 million due to decreases in NOW accounts, savings accounts, and short-term borrowings, partially offset by increases in money market accounts and time deposits. Included in the balance of money market accounts at June 30, 2025 and December 31, 2024, are $100.3 million in purchased brokered deposits. The Company held $50.0 million in brokered deposits at June 30, 2024. The average rate paid on brokered deposits was 4.55% for the six months ended June 30, 2025, and 5.55% for the six months ended June 30, 2024.

Interest-Earning Assets and Liabilities:

The following table summarizes the year-to-date (YTD) averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Averages
	June 30, 2025	December 31, 2024	June 30, 2024
Loans	84.62%	84.13%	83.73%
Investment securities available for sale	14.43%	15.33%	15.81%
Interest-bearing deposits in other banks	0.95%	0.54%	0.46%
Total interest-earning assets	100.00%	100.00%	100.00%
NOW accounts	16.05%	17.55%	18.74%
Money market accounts	54.03%	45.04%	39.60%
Savings accounts	16.38%	16.36%	16.93%
Time deposits	10.98%	10.60%	9.61%
Other borrowings	0.78%	8.71%	13.35%
Junior subordinated debentures	1.78%	1.74%	1.77%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Changes in Noninterest Income:

The following tables set forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2025, and 2024:

	Three Months Ended
(In thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Customer service fees	$726	$718	$8	1.11%
Increase in cash surrender value of bank-owned life insurance	132	130	2	1.54%
Gain on death benefit proceeds from bank-owned life insurance	—	573	(573)	(100.00)%
Loss on fair value of junior subordinated debentures	(317)	(225)	(92)	(40.89)%
Loss on sale of assets	(54)	—	(54)	(100.00)%
Other	271	321	(50)	(15.58)%
Total noninterest income	$758	$1,517	$(759)	(50.03)%

Noninterest income for the quarter ended June 30, 2025, decreased $759,000 to $758,000 compared to the quarter ended June 30, 2024. The change in fair value of junior subordinated debentures caused a $317,000 loss for the quarter ended June 30, 2025, compared to a $225,000 loss for the quarter ended June 30, 2024, resulting in a difference of $92,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve. A gain on proceeds from life insurance of $573,000 was realized during the quarter ended June 30, 2024, with no similar gain realized during the second quarter of 2025. Customer service fees for the quarter ended June 30, 2025 increased $8,000 when compared to the quarter ended June 30, 2024.

	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Customer service fees	$1,364	$1,424	$(60)	(4.21)%
Increase in cash surrender value of bank-owned life insurance	264	267	(3)	(1.12)%
Gain on death benefit proceeds from bank-owned life insurance	—	573	(573)	(100.00)%
Loss on fair value of junior subordinated debentures	(48)	(520)	472	90.77%
(Loss) gain on sale of assets	(54)	11	(65)	(590.91)%
Other	596	816	(220)	(26.96)%
Total noninterest income	$2,122	$2,571	$(449)	(17.46)%

Noninterest income for the six months ended June 30, 2025, decreased $449,000 to $2.1 million compared to the six months ended June 30, 2024. The change in fair value of junior subordinated debentures caused a $48,000 loss for the six months ended June 30, 2025, compared to a $520,000 loss for the six months ended June 30, 2024, resulting in a difference of $472,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve. A gain on proceeds from life insurance of $573,000 was realized during the six months ended June 30, 2024, with no similar gain realized during the second quarter of 2025. Customer service fees for the six months ended June 30, 2025 decreased $60,000 when compared to the six months ended June 30, 2024.

Noninterest Expense

Changes in Noninterest Expense:

The following tables set forth the amount and percentage changes in the categories presented for the three and six month periods ended June 30, 2025, and 2024:

	Three Months Ended
(In thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Salaries and employee benefits	$3,845	$3,390	$455	13.42%
Occupancy expense	930	884	46	5.20%
Data processing	399	198	201	101.52%
Technology	687	650	37	5.69%
Professional fees	350	642	(292)	(45.48)%
Loan-related expenses	116	217	(101)	(46.54)%
Regulatory assessments	169	162	7	4.32%
Director expenses	289	103	186	180.58%
Other	954	727	227	31.22%
Total expense	$7,739	$6,973	$766	10.99%

Noninterest expense for the quarter ended June 30, 2025, increased $766,000 to $7.7 million, compared to the quarter ended June 30, 2024. The increase was primarily attributed to increases in salaries and employee benefits and data processing expenses, and was partially offset by decreases in professional fees and loan-related expenses. The increase in salaries and employee benefits was caused by increases in group insurance expense, stock-based compensation expense, and deferred compensation expenses. Data processing expenses increased due to increases in core processing expense. The decrease in professional fees was due to decreases in consulting expenses and legal expense. Loan-related expenses decreased due to decreases in loan-related legal expenses during the quarter ended June 30, 2025. Other expenses increased primarily due to increases in OREO expense.

	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Salaries and employee benefits	$7,771	$6,888	$883	12.82%
Occupancy expense	1,896	1,741	155	8.90%
Data processing	806	309	497	160.84%
Technology	1,338	1,414	(76)	(5.37)%
Professional fees	996	886	110	12.42%
Loan-related expenses	133	432	(299)	(69.21)%
Regulatory assessments	342	335	7	2.09%
Director expenses	391	232	159	68.53%
Other	1,671	1,471	200	13.60%
Total expense	$15,344	$13,708	$1,636	11.93%

Noninterest expense for the six months ended June 30, 2025, increased $1.6 million to $15.3 million, compared to the six months ended June 30, 2024. The increase was primarily attributed to increases in salaries and employee benefits and data processing expenses, and was partially offset by decreases in loan-related expenses and technology expense. The increase in salaries and employee benefits was caused by increases in group insurance expense, stock-based compensation expense, employee salary expense, and deferred compensation expense. The increase in data processing expense was due to increases in core processing expense. Loan-related expenses decreased due to the recovery of loan-related legal expenses totaling $168,000 during the six months ended June 30, 2025, related to the payoff of one nonaccrual loan. Other expenses increased primarily due to increases in OREO expense.

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

The Company has reviewed all of its tax positions as of June 30, 2025, and has determined that there are no material additional amounts to be recorded under the current income tax accounting guidelines.

The Company’s effective tax rate for the three months ended June 30, 2025, was 28.27% compared to 28.94% for the three months ended June 30, 2024. The effective tax rates for the six months ended June 30, 2025 and June 30, 2024, were 28.41% and 28.95%, respectively.

Financial Condition

The following table illustrates the changes in balances as of and for the periods ended:

(In thousands)	June 30, 2025	December 31, 2024	June 30, 2024	Year-to-Date $ Change	Prior Period $ Change
Cash and cash equivalents	$49,091	$56,211	$38,757	$(7,120)	$10,334
Net loans	931,364	912,416	934,090	18,948	(2,726)
Investment securities	150,423	160,708	166,316	(10,285)	(15,893)
Total assets	1,214,137	1,211,718	1,219,822	2,419	(5,685)
Total deposits	1,055,669	1,057,622	1,006,614	(1,953)	49,055
Total liabilities	1,079,883	1,081,356	1,092,472	(1,473)	(12,589)
Average interest-earning assets	1,091,855	1,100,634	1,084,069	(8,779)	7,786
Average interest-bearing liabilities	698,843	714,403	704,004	(15,560)	(5,161)

Net loans increased on a year-to-date basis due to organic growth and decreased on a year-over-year basis due to loan payoffs and principal paydowns. Investment securities decreased on a year-to-date and year-over-year basis due to repayments of principal and calls on two corporate securities during 2025. Deposits decreased on a year-to-date basis due to decreases in NOW accounts and time deposits. On a year-over-year basis, deposits increased due to increased money market accounts. Deposits at June 30, 2024 included $50.0 million in purchased brokered deposits, compared to $100.3 million in brokered deposits held at December 31, 2024 and June 30, 2025. The balance changes in cash and cash equivalents were reflective of the changes in deposit balances as well as changes in short-term borrowings. There were no short-term borrowings at June 30, 2025 or December 31, 2024. Short-term borrowing totaled $63.0 million at June 30, 2024.

Earning assets averaged $1.09 billion during the six months ended June 30, 2025, compared to $1.08 billion for the same period in 2024 and $1.10 billion for the year ended December 31, 2024. Average interest-bearing liabilities decreased to $698.8 million for the six months ended June 30, 2025, from $704.0 million for the comparative period of 2024. Average Interest-bearing liabilities totaled $714.4 million at December 31, 2024.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Gross loans totaled $947.3 million at June 30, 2025, an increase of $18.9 million, or 2.03%, when compared to the balance of $928.5 million at December 31, 2024, and a decrease of $2.1 million, or 0.22%, when compared to the balance of $949.4 million reported at June 30, 2024. Loans on average increased $16.2 million, or 1.79%, between the six months ended June 30, 2024 and June 30, 2025, with loans, excluding nonaccrual loans, averaging $923.9 million for the six months ended June 30, 2025, as compared to $907.6 million for the same period in 2024.

The following table sets forth the amounts of loans, net of unearned income, outstanding by category and the category percentages for the periods presented:

	June 30, 2025		December 31, 2024		June 30, 2024
(In thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$52,479	5.50%	$63,715	6.86%	$58,975	6.21%
Real estate – mortgage	670,917	70.80%	666,694	71.81%	694,326	73.13%
Real estate construction and development	126,300	13.30%	111,145	11.97%	102,374	10.78%
Agricultural	64,838	6.80%	49,462	5.33%	53,546	5.64%
Installment and student loans	32,795	3.60%	37,446	4.03%	40,192	4.23%
Total gross loans	$947,329	100.00%	$928,462	100.00%	$949,413	100.00%

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: real estate mortgage and real estate construction and development lending. Total loans increased $18.9 million during the six months ended June 30, 2025. There were increases of $15.4 million, or 31.09%, in agricultural loans, $15.2 million, or 13.64%, in real estate construction and development loans, and $4.2 million, or 0.63%, in real estate mortgage loans. Commercial and industrial loans decreased $11.2 million, or 17.63%, and installment loans decreased $4.7 million, or 12.42%.

The real estate mortgage loan portfolio, totaling $670.9 million at June 30, 2025, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 45.20%, 45.17%, and 46.57% of the total loan portfolio at June 30, 2025, December 31, 2024, and June 30, 2024, respectively. Commercial real estate balances increased to $428.2 million at June 30, 2025, from $419.4 million at December 31, 2024. Commercial real estate loans are generally a mix of short- to medium-term, fixed- and floating-rate instruments and are mainly secured by commercial income and multi-family residential properties.

Residential mortgage loans are generally 30-year amortizing loans with an average life of nine to 11 years. These loans totaled $242.7 million, or 25.62%, of the portfolio at June 30, 2025, $247.2 million, or 26.63%, of the portfolio at December 31, 2024, and $252.1 million, or 26.56%, of the portfolio at June 30, 2024. Included in the residential mortgage portfolio are purchased home-mortgage loan pools with aggregate balances of $216.2 million, comprising 89.08% of the total residential mortgage portfolio at June 30, 2025. These loans were purchased in whole-loan form, in several pools, during 2021 and 2022. Dovenmuehle Mortgage, Inc., (DMI) is the third-party sub-servicer for the Company’s purchased residential mortgage portfolio. DMI’s services include administration, Company-approved modification, escrow management, monitoring, and collection. DMI is paid a monthly servicing fee based primarily upon the number of loans being serviced which, at June 30, 2025, totaled 247.

Real estate construction and development loans, representing 13.33%, 11.97%, and 10.78% of total loans at June 30, 2025, December 31, 2024, and June 30, 2024, respectively, consisted of loans for residential and commercial construction projects, as well as land acquisition and development, and land held for future development. Loans in this category are secured by real estate, including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at the completion of the project or from the sale of the constructed homes to individuals.

Commercial and industrial loans decreased $11.2 million between December 31, 2024, and June 30, 2025, and decreased $6.5 million between June 30, 2024, and June 30, 2025. Agricultural loans increased $15.4 million between December 31, 2024, and June 30, 2025, and increased $11.3 million between June 30, 2024, and June 30, 2025. Installment loans decreased $4.7 million between December 31, 2024, and June 30, 2025, and decreased $7.4 million between June 30, 2024, and June 30, 2025, primarily due to decreases in student loan balances.

Included in installment loans are $29.4 million in unsecured student loans made to medical and pharmacy school students in the US and Caribbean, all of which are exclusively US citizens. Student loans decreased $7.2 million between the six months ended June 30, 2025, and 2024, due to paydowns, consolidations with other lenders, and charge-offs. The outstanding balance of loans for students who are in school or in a grace period and have not entered repayment status totaled $827,000 at June 30, 2025. At June 30, 2025, there were 593 loans within repayment, deferment, and forbearance which represented $15.8 million, $7.0 million, and $5.7 million in outstanding balances, respectively. Student loans have not been originated or purchased since 2019.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines, repayment terms can vary per borrower; however, repayment occurs on average within 10 to 20 years. Additional repayment capacity is provided by non-student, co-borrowers for roughly one-third of the portfolio. The average student loan balance per borrower as of June 30, 2025, was approximately $116,912. At June 30, 2024, the average balance per borrower was approximately $110,300. Loan interest rates are primarily variable and ranged from 6.00% to 12.13% at June 30, 2025.

ZuntaFi is the third-party servicer for the student loan portfolio. ZuntaFi’s services include application administration, processing, approval, documenting, funding, collection, and borrower file custodial responsibilities. Except in cases where applicants/loans do not meet program requirements or extreme delinquency, ZuntaFi is responsible for complete program management. ZuntaFi is paid a monthly servicing fee based on the outstanding principal balance and a collection fee on successful recoveries.

The Company classifies student loans delinquent more than 90 days as substandard. At June 30, 2025, the substandard category included one loan, or $274,000, in student loans. At December 31, 2024, two loans, or $421,000 in student loans were included in the substandard category. As of June 30, 2025, and December 31, 2024, reserves against the student loan portfolio totaled $7.6 million and $7.0 million, respectively. For the six months ended June 30, 2025, $292,000 in accrued interest receivable was reversed, due to charge-offs of $4.1 million. For the six months ended June 30, 2024, $58,000 in accrued interest receivable was reversed, due to charge-offs of $781,000.

The following table sets forth the Bank’s student loan portfolio with activity from December 31, 2024, to June 30, 2025:

(In thousands)	Balance
Balance at December 31, 2024	$33,889
Capitalized interest	1,000
Loan consolidations/payoffs	(543)
Payments received	(788)
Loans charged-off	(4,146)
Balance at June 30, 2025	$29,412

Loan participations purchased totaled $5.7 million, or 0.60%, of the portfolio, at June 30, 2025, $3.6 million, or 0.39%, of the portfolio at December 31, 2024, and $4.2 million, or 0.44%, of the portfolio at June 30, 2024. Loan participations sold totaled $2.4 million, or 0.25%, of the portfolio, at June 30, 2025, $4.2 million, or 0.45%, of the portfolio, at December 31, 2024, and $4.3 million, or 0.45%, of the portfolio at June 30, 2024.

Deposits

Deposit balances totaled $1.06 billion at June 30, 2025, representing a decrease of $2.0 million, or 0.18%, from the balance of $1.06 billion reported at December 31, 2024, and an increase of $49.1 million, or 4.87%, from the balance of $1.01 billion at June 30, 2024. Included in the balances reported at June 30, 2025 and December 31, 2024 were $100.3 million in purchased brokered deposits.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2025 and December 31, 2024, and the net change between the two periods presented:

(In thousands)	June 30, 2025		December 31, 2024		$ Change
Noninterest-bearing deposits	$372,027	35.24%	$360,152	34.05%	$11,875
Interest-bearing deposits:
NOW and money market accounts	488,790	46.30%	504,466	47.70%	(15,676)
Savings accounts	117,728	11.15%	114,648	10.84%	3,080
Time deposits:
Under $250,000	44,686	4.23%	45,141	4.27%	(455)
$250,000 and over	32,438	3.08%	33,215	3.14%	(777)
Total interest-bearing deposits	683,642	64.76%	697,470	65.95%	(13,828)
Total deposits	$1,055,669	100.00%	$1,057,622	100.00%	$(1,953)

The following tables set forth estimated deposit balances exceeding the FDIC insurance limits as of:

(In thousands)	June 30, 2025	December 31, 2024
Uninsured deposits (1)	$441,313	$524,116
(1) Represents the estimated amount over the FDIC insurance limit.

	June 30, 2025
(In thousands)	Three months or less	Over three months through six months	Over six months through 12 months	Over 12 months	Total
Uninsured time deposits (1) (2)	$2,949	$2,783	$6,770	$8,110	$20,612
(1) Represents the estimated amount over the FDIC insurance limit.
(2) Uninsured time deposits are a subset of the above table.

	December 31, 2024
(In thousands)	Three months or less	Over three months through six months	Over six months through 12 months	Over 12 months	Total
Uninsured time deposits (1)	$2,142	$7,946	$2,201	$10,002	$22,291
(1) Represents the amount over the insurance limit.

Core deposits, defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation of the Company’s principal sources of funding and liquidity. These core deposits amounted to 87.43% and 87.38% of total deposits at June 30, 2025, and December 31, 2024, respectively. The Company held $100.3 million in brokered deposits at June 30, 2025, and December 31, 2024.

On a year-to-date average basis, the Company experienced an increase of $81.4 million, or 8.53%, in total deposits between the six months ended June 30, 2025, and the six months ended June 30, 2024. Between these two periods, interest-bearing deposits increased $83.3 million, or 13.95%, and noninterest-bearing deposits decreased $1.9 million, or 0.55%. Included in the increase in average interest-bearing deposits at June 30, 2025, are $100.0 million in purchased brokered deposits, compared to $50.0 million held at June 30, 2024.

Short-Term Borrowings

At June 30, 2025, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $503.6 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $133.4 million. At June 30, 2025, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), Zions Bank, and US Bank totaling $50.0 million, $20.0 million, and $20.0 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate or short-term U.S. Treasury rates. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. The Company held no outstanding borrowings at June 30, 2025, and $63.0 million in outstanding borrowings at June 30, 2024. The Company had collateralized FRB lines of credit of $499.1 million, collateralized FHLB lines of credit totaling $135.6 million, and uncollateralized lines of credit of $50.0 million with PCBB, $20.0 million with Zion’s Bank, and $20.0 million with US Bank at December 31, 2024.

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

The Company utilizes a current expected credit loss (CECL) methodology which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar characteristics. The Company estimates the appropriate level of allowance for credit losses for collateral-dependent loans by evaluating them separately. The Company also uses the CECL model to calculate the allowance for credit losses on off-balance sheet credit exposures, such as undrawn amounts on lines of credit. While the allowance for credit losses on loans is reported as a contra-asset for loans, the allowance for credit losses on off-balance sheet credit exposure is reported as a liability.

The eight (8) segments of the loan portfolio are as follows, net of unearned fees and unamortized loan origination costs (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this report):

Loan Segments for Allowance for Credit Loss Analysis	June 30, 2025	December 31, 2024
(In thousands)
Commercial and business loans	$52,423	$63,653
Government program loans	56	62
Total commercial and industrial	52,479	63,715
Real estate – mortgage:
Commercial real estate	428,158	419,422
Residential mortgages	242,740	247,248
Home improvement and home equity loans	19	24
Total real estate mortgage	670,917	666,694
Real estate construction and development	126,300	111,145
Agricultural	64,838	49,462
Installment and student loans	32,795	37,446
Total loans	$947,329	$928,462

Individually-Evaluated Loans and Specific Reserves:

The following table summarizes the components of individually-evaluated loans and related specific reserves:

	June 30, 2025		December 31, 2024
(In thousands)	Individually-Evaluated Loan Balances	Specific Reserve	Individually-Evaluated Loan Balances	Specific Reserve
Real estate construction and development	$5,685	$—	$12,185	$—
Agricultural	390	—	390	—
Total individually-evaluated loans	$6,075	$—	$12,575	$—

Individually-evaluated loans decreased $6.5 million to $6.1 million at June 30, 2025, compared to $12.6 million at December 31, 2024. This decline was related to the payoff of one nonaccrual loan and the transfer of one nonaccrual loan to OREO. There were no reserves for individually-evaluated loans using the discounted cash flow method at June 30, 2025 or December 31, 2024.

Collateral-Dependent Loans:

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$5,685	1	$12,185	3
Agricultural loans	390	1	390	1
Total	$6,075	2	$12,575	4

Credit Quality Indicators for Outstanding Student Loans:

The following table summarizes the credit quality indicators for outstanding student loans as of:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	30	$827	$653	26	$692	$512
Grace	—	—	—	3	100	63
Repayment	329	15,844	174	406	19,647	324
Deferment	153	7,023	1,877	219	9,954	2,593
Forbearance	111	5,718	679	65	3,496	133
Total	623	$29,412	$3,383	719	$33,889	$3,625

Included in installment loans are $29.4 million and $33.9 million in student loans at June 30, 2025, and December 31, 2024, respectively, made to medical and pharmacy school students. As of June 30, 2025, and December 31, 2024, the reserve against the student loan portfolio totaled $7.6 million and $7.0 million, respectively. Loan interest rates on the student loan portfolio are primarily variable and ranged from 6.00% to 12.13% at June 30, 2025, and 6.00% to 12.88% at December 31, 2024.

Nonperforming Assets:

The following table summarizes the components of nonperforming assets as of June 30, 2025, and December 31, 2024, and the percentage of nonperforming assets to total gross loans, total assets, and the percentage of nonperforming assets to allowance for loan losses:

(In thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$5,698	$12,198
Loans past due 90 days or more, still accruing	274	421
Total nonperforming loans	5,972	12,619
Other real estate owned	7,852	4,582
Total nonperforming assets	$13,824	$17,201
Nonperforming loans to total gross loans	0.63%	1.36%
Nonperforming assets to total assets	1.14%	1.42%
Allowance for credit losses to nonperforming loans	267.33%	127.16%

Nonperforming assets, which are primarily related to the real estate loan and other-real-estate-owned portfolio, decreased $3.4 million from $17.2 million at December 31, 2024, to $13.8 million at June 30, 2025. Nonaccrual loan balances decreased to $5.7 million between the two periods. The decrease in nonaccrual loans was related to the transfer of one nonaccrual loan to OREO and the payoff of one nonaccrual loan with a book balance of $3.2 million. The increase in other-real-estate-owned was due to a foreclosure on nonaccrual loans totaling $3.3 million. Nonaccrual loan totals at June 30, 2025, consisted of one loan which was well-collateralized and in the process of collection.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

(In thousands)	June 30, 2025	December 31, 2024	$ Change
Nonaccrual Loans:
Real estate construction and development	$5,698	$12,198	$(6,500)

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

Except for nonaccrual and individually-evaluated loans, there were no loans at June 30, 2025, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with loan repayment terms.

Nonaccrual loans, consisting of one real estate construction loan, totaled $5.7 million at June 30, 2025, a decrease of $6.5 million from the $12.2 million reported at December 31, 2024. Of the three nonaccrual loans held at December 31, 2024, one loan, totaling $3.2 million was paid off during the first quarter of 2025, and one loan, totaling $3.3 million, was transferred to the York Monterey Properties investment (please see “Note 17 - Investment in York Monterey Properties” for additional information). In determining the adequacy of the underlying collateral related to the remaining loan, management monitors trends within specific geographical areas, the loan-to-value ratio, appraisals, and other credit-related issues. Nonaccrual loans represented 0.60% of total loans at June 30, 2025 and 1.31% at December 31, 2024. The allowance for credit losses represented 280.19% and 131.55%, respectively, of nonaccrual loans for the same periods.

Other real estate owned through foreclosure increased to $7.9 million at June 30, 2025, compared to $4.6 million at December 31, 2024. Nonperforming assets as a percentage of total assets decreased from 1.42% at December 31, 2024, to 1.14% at June 30, 2025.

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for credit losses required to cover identified and potential losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets.

The following table summarizes special mention loans by type as of:

(In thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$—	$2,000
Commercial real estate mortgage	13,444	5,653
Agricultural	1,783	2,228
Total special mention loans	$15,227	$9,881

The following table summarizes substandard loans by type as of:

(In thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$23,409	$22,701
Commercial real estate mortgage	541	552
Real estate construction and development	5,698	12,198
Agricultural	390	390
Installment and student loans	274	421
Total special mention loans	$30,312	$36,262

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

The following table provides a summary of the Company’s allowance for loan credit losses, loan loss provisions, and charge-off and recovery activity affecting the allowance for credit losses for the six months ended June 30, 2025, and June 30, 2024.

Allowance for Credit Losses - Summary of Activity:

(In thousands)	June 30, 2025	June 30, 2024
Total loans outstanding at end of period before deducting allowances for credit losses	$947,329	$949,413
Average loans outstanding during period	930,684	919,408

Balance of allowance at beginning of period	$16,046	$15,658
Loans charged-off:
Installment and student loans	(4,146)	(812)
Total loans charged-off	(4,146)	(812)
Recoveries of loans previously charged off:
Real estate	1	4
Commercial and industrial	1	1
Installment and student loans	148	166
Total loan recoveries	150	171
Net loans charged-off	(3,996)	(641)
Provision charged to operating expense (1)	3,915	306
Balance of allowance for credit losses at end of period	$15,965	$15,323

Net loan charged-off to total average loans (annualized)	0.87%	0.14%
Net loan charged-off to loans at end of period (annualized)	0.84%	0.14%
Allowance for credit losses to total loans at end of period	1.68%	1.61%
Net loan charged-off to allowance for credit losses (annualized)	50.06%	8.37%
Provision for credit losses to net charge-offs	97.97%	47.74%
(1) There was a provision of $243,000 for unfunded loan commitments made during the six months ended June 30, 2025. There was a reversal of provision of $103,000 for unfunded loan commitments made during the six months ended June 30, 2024.

Provisions for credit losses are determined based on management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, expected losses within the portfolio, current and future economic conditions, and reasonable and supportable forecasts. Credit losses expected over the lifetime of a financial asset are determined when the asset is recognized rather than when the probable loss event occurs. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2025, a $3.9 million provision was recorded to the allowance for credit losses as compared to a $306,000 provision for the six months ended June 30, 2024. The persistent high rate of student loan charge-offs is mainly due to the end of pandemic-related payment forbearance programs, leading to increased provisions. Despite potential future charge-offs, the overall credit loss allowance is deemed sufficient.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances (including nonaccrual loans) in each category for the six months ended June 30, 2025 and June 30, 2024:

	June 30, 2025			June 30, 2024
(In thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	$(1)	$57,613	<0.01%	$(1)	$56,672	<0.01%
Real estate mortgages	(1)	662,564	<0.01%	(4)	648,726	<0.01%
Real estate construction and development	—	115,507	—%	—	122,124	—%
Agricultural	—	58,806	—%	—	50,170	—%
Installment and student loans	3,998	36,194	11.05%	646	41,716	1.55%
Total	$3,996	$930,684	0.43%	$641	$919,408	0.07%

Net charge-offs during the six months ended June 30, 2025, totaled $4.0 million as compared to net charge-offs of $641,000 for the six months ended June 30, 2024. The Company charged off or had partial charge-offs on 70 loans to 20 borrowers during the six months ended June 30, 2025, compared to 14 loans to 10 borrowers during the same period ended June 30, 2024. The annualized percentage of net charge-offs to average loans was 0.87% for the six months ended June 30, 2025, 0.28% for the year ended December 31, 2024, and 0.14% for the six months ended June 30, 2024. The Company’s loans, net of unearned fees, decreased from $949.4 million at June 30, 2024, to $947.3 million at June 30, 2025.

The allowance for credit losses at June 30, 2025, was 1.68% of outstanding loan balances, as compared to 1.72% at December 31, 2024, and 1.61% at June 30, 2024. At June 30, 2025, and June 30, 2024, unfunded loan commitment reserves of $1.02 million and $732,000, respectively, were reported in other liabilities.

Management believes that the loan allowance for credit losses, totaling 1.68% of the loan portfolio at June 30, 2025, is adequate to absorb both known and inherent risks in the loan portfolio. No assurance can be given, however, regarding future economic conditions, or other circumstances, which may adversely affect the Company’s service areas and result in losses in the loan portfolio not captured by the current allowance for credit losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

The following table sets forth asset balances as of:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$49,091	4.04%	$56,211	4.64%
Loans, net of unearned income	947,329	78.02%	928,462	76.62%
Unpledged investment securities	70,074	5.77%	79,623	6.57%

At June 30, 2025, the loan-to-deposit ratio was 89.74%, compared to a loan-to-deposit ratio of 87.79% at December 31, 2024.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowing capabilities. Core deposits, which comprised approximately 87.43% of total deposits at June 30, 2025, provide a significant and stable funding source for the Company. The Bank held no borrowings at June 30, 2025. Unused lines of credit with the Federal Reserve Bank and FHLB, totaling $727.0 million, were collateralized by investment securities and certain qualifying loans in the Company’s portfolio. The carrying value of loans pledged on these borrowing lines totaled $839.3 million at June 30, 2025. For further detail on the Company’s borrowing arrangements, see “Note 6 - Short-term Borrowings/Other Borrowings” in the notes to the consolidated financial statements.

The balances of cash and cash equivalents for the dates shown are as follows (from Consolidated Statements of Cash Flows):

(In thousands)	Balance
December 31, 2023	$40,784
June 30, 2024	38,757
December 31, 2024	56,211
June 30, 2025	49,091

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

The Company’s capital plan includes guidelines and trigger points designed to ensure sufficient capital is maintained at both the Bank and Company levels. Capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the Bank’s level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company, on a consolidated basis. The capital plan requires the Bank to maintain a Tier 1 Leverage Ratio equal to or greater than 9.00%. The Bank’s Tier 1 Leverage Ratio was 12.56% and 12.67% at June 30, 2025, and 2024, respectively.

The following table sets forth the Company’s and the Bank’s actual capital positions at June 30, 2025 and December 31, 2024:

Capital Ratios:

	June 30, 2025	December 31, 2024	Minimum Requirement to be Well Capitalized	Minimum requirement for CBLR (1)
Tier 1 capital to adjusted average assets (Leverage Ratio)
Company	12.83%	12.57%	5.00%	9.00%
Bank	12.56%	12.59%	5.00%	9.00%
(1) If the Bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework (CBLR), it is deemed to be “well capitalized” under all other regulatory capital requirements. If the Bank’s leverage ratio falls below the minimum required, it would no longer be eligible to elect the use of the CBLR framework.

As of June 30, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both the Company and the Bank will continue to meet their minimum capital requirements for the foreseeable future.

Dividends

Dividends paid to shareholders by the Holding Company are subject to restrictions set forth under the California General Corporation Law. As applicable to the Holding Company, the California General Corporation Law provides that the Holding Company may make a distribution to its shareholders if either retained earnings immediately prior to the dividend payout are at least equal to the amount of the proposed distribution or, following the distribution, the value of the Holding Company’s assets would equal or exceed the sum of its total liabilities. The primary source of funds for dividends paid to shareholders is cash dividends received by the Holding Company from the Bank.

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3.0 million of the outstanding stock of the Holding Company. This amount represents 2.23% of total shareholders’ equity of $134.3 million at June 30, 2025. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the six months ended June 30, 2025, there were no repurchases of any available shares.

During the six months ended June 30, 2025, the Bank paid $7.8 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs, payments of interest on its junior subordinated debt, a partial redemption of TruPS, and dividend payments to shareholders. On July 1, 2025, the Company made a partial redemption of $3.0 million of TruPS, which was accrued for at June 30, 2025.

On June 24, 2025, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was paid on July 22, 2025, to shareholders of record as of July 7, 2025. Approximately $2.1 million was transferred from retained earnings to dividends payable to allow for the distribution of the dividend to shareholders.

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

As of June 30, 2025, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures was carried out under the supervision and participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

N/A

Item 6. Exhibits:

(a)Exhibits:

3.1	Articles of Incorporation of Registrant (1)

3.1.1	Amended Articles of Incorporation

3.2	Bylaws of Registrant (1)

3.3	Amended Bylaws of Registrant

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (5)

10.3	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (2)

10.4	Amended and Restated Change in Control Agreement for David Eytcheson (5)

10.5	USB 2005 Stock Option Plan (3)

10.6	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.7	Executive Salary Continuation Agreement for William Yarbenet (5)

10.8	Employment Agreement for William Yarbenet (5)

10.9	Change in Control Agreement for Robert Oberg (6)

10.10	Executive Salary Continuation Agreement for Robert Oberg (6)

10.11	Information Technology Engagement Letter with Mahmood, LLC, Dated June 29, 2022

10.12	Employment Agreement for David Kinross (7)

10.13	Employment Agreement for Porsche Saunders

10.14	Change in Control Agreement for Porsche Saunders

10.15	First Amendment to Employment Agreement for Porsche Saunders

10.16	2025 Equity Incentive Award Plan

10.17	Form S-8 POS: Securities to Be Offered to Employees in Employee Benefit Plans

11.1	Computation of earnings per share. See Note 10 to Consolidated Financial Statements set forth in “Item 1. Financial Statements and Supplementary Data” of this Report. *

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

United Security Bancshares

Date:	August 7, 2025	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer