Form 10-Q
period 2025-09-30
UNITED SECURITY BANCSHARES
filed 2025-11-07
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4930

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	UBFO	Nasdaq

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2025: 17,575,853

PART I. Financial Information
Item 1 - Financial Statements (Unaudited)

United Security Bancshares and Subsidiaries
Condensed Consolidated Balance Sheets – (unaudited)

(In thousands except shares)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$66,767	$56,211
Investment securities (at fair value)
Available-for-sale (AFS) securities net of allowance for credit losses of $0 (amortized cost of $157,049 and $179,753)	140,917	157,382
Marketable equity securities	3,425	3,326
Total investment securities	144,342	160,708
Loans	960,329	930,244
Unearned fees and unamortized loan origination costs - net	(1,981)	(1,782)
Allowance for credit losses - loans	(16,235)	(16,046)
Net loans	942,113	912,416
Premises and equipment - net	9,069	8,668
Accrued interest receivable	7,474	8,104
Other real estate owned	7,852	4,582
Goodwill	4,488	4,488
Investment in limited partnerships	4,275	4,275
Deferred tax assets - net	13,004	14,419
Cash surrender value of life insurance - net	21,092	20,692
Operating lease right-of-use assets	2,587	3,069
Other assets	12,557	14,086
Total assets	$1,235,620	$1,211,718

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Non-interest-bearing	$384,367	$360,152
Interest-bearing	691,533	697,470
Total deposits	1,075,900	1,057,622
Operating lease liabilities	2,679	3,161
Other liabilities	10,514	9,001
Junior subordinated debentures (at fair value)	9,145	11,572
Total liabilities	1,098,238	1,081,356
Commitments and contingent liabilities (Note 18)
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,557,427 at September 30, 2025 and 17,364,894 at December 31, 2024	61,928	61,267
Retained earnings	86,020	83,447
Accumulated other comprehensive loss, net of tax	(10,566)	(14,352)
Total shareholders’ equity	137,382	130,362
Total liabilities and shareholders’ equity	$1,235,620	$1,211,718
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and EPS)	2025	2024	2025	2024
Interest Income:
Interest and fees on loans	$14,266	$14,401	$41,973	$41,457
Interest on investment securities	1,040	1,298	3,386	3,955
Interest on deposits at other banks	320	56	554	193
Total interest income	15,626	15,755	45,913	45,605
Interest Expense:
Interest on deposits	3,045	3,064	8,694	6,645
Interest on other borrowed funds	162	879	643	3,914
Total interest expense	3,207	3,943	9,337	10,559
Net Interest Income	12,419	11,812	36,576	35,046
Provision for credit losses	948	1,558	5,106	1,750
Net Interest Income after Provision for Credit Losses	11,471	10,254	31,470	33,296
Noninterest Income:
Customer service fees	847	719	2,211	2,143
Increase in cash surrender value of bank-owned life insurance	135	132	400	399
Gain on proceeds from bank-owned life insurance	—	—	—	573
Gain on fair value and partial redemption of junior subordinated debentures (TruPS)	247	661	200	141
(Loss) gain on sale of assets	—	—	(54)	11
Other	389	511	982	1,324
Total noninterest income	1,618	2,023	3,739	4,591
Noninterest Expense:
Salaries and employee benefits	3,619	3,526	11,391	10,414
Occupancy expense	997	990	2,892	2,731
Data processing	414	467	1,220	776
Technology	704	604	2,042	2,017
Professional fees	331	318	1,327	1,204
Loan-related expenses	110	205	243	637
Regulatory assessments	176	159	518	493
Director expenses	190	105	581	336
Other	893	768	2,564	2,241
Total noninterest expense	7,434	7,142	22,778	20,849
Income before provision for taxes	5,655	5,135	12,431	17,038
Provision for income taxes	1,632	1,306	3,557	4,751
Net income	$4,023	$3,829	$8,874	$12,287
Net Income per common share
Basic	$0.23	$0.22	$0.51	$0.72
Diluted	$0.23	$0.22	$0.51	$0.72
Weighted average common shares outstanding
Basic	17,483,334	17,194,024	17,467,163	17,183,757
Diluted	17,488,826	17,206,391	17,471,005	17,187,102
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net Income	$4,023	$3,829	$8,874	$12,287
Unrealized gain on available-for-sale securities	2,080	5,772	6,239	5,711
Unrealized gain on unrecognized post-retirement costs	8	10	25	30
Unrealized loss on junior subordinated debentures	(161)	(596)	(396)	(321)
Reclassification effect of partial redemption of junior subordinated debentures	(444)	—	(444)	—
Other comprehensive income, before tax	1,483	5,186	5,424	5,420
Tax expense related to available-for-sale securities	(615)	(1,706)	(1,844)	(1,688)
Tax expense related to unrecognized post-retirement costs	(2)	(3)	(7)	(9)
Tax benefit related to junior subordinated debentures	47	176	116	95
Tax effect on OCI reclassification of TruPS partial redemption	97	—	97	—
Total other comprehensive income	1,010	3,653	3,786	3,818
Comprehensive income	$5,033	$7,482	$12,660	$16,105
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended September 30, 2025, and 2024

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance June 30, 2024	17,322,758	$60,938	$81,285	$(14,873)	$127,350
Other comprehensive income	—	—	—	3,653	3,653
Dividends payable ($0.12 per share)	—	—	(2,079)	—	(2,079)
Restricted stock units released	500	—	—	—	—
Restricted stock awards granted	4,866	—	—	—	—
Stock-based compensation expense	—	103	—	—	103
Net income	—	—	3,829	—	3,829
Balance September 30, 2024	17,328,124	$61,041	$83,035	$(11,220)	$132,856

Balance June 30, 2025	17,475,927	$61,727	$84,103	$(11,576)	$134,254
Other comprehensive income	—	—	—	1,010	1,010
Dividends payable ($0.12 per share)	—	—	(2,106)	—	(2,106)
Restricted stock units released	500	—	—	—	—
Restricted stock awards granted	81,000	—	—	—	—
Stock-based compensation expense	—	201	—	—	201
Net income	—	—	4,023	—	4,023
Balance September 30, 2025	17,557,427	$61,928	$86,020	$(10,566)	$137,382
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2025, and 2024

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)	Number of Shares	Amount			Total
Balance December 31, 2023	17,167,895	$60,585	$76,995	$(15,038)	$122,542
Other comprehensive income	—	—	—	3,818	3,818
Dividends paid ($0.12 per share)	—	—	(4,168)	—	(4,168)
Dividends payable ($0.12 per share)	—	—	(2,079)	—	(2,079)
Restricted stock units released	24,006	—	—	—	—
Restricted stock awards granted	136,223	—	—	—	—
Stock-based compensation expense	—	456	—	—	456
Net income	—	—	12,287	—	12,287
Balance September 30, 2024	17,328,124	$61,041	$83,035	$(11,220)	$132,856

Balance December 31, 2024	17,364,894	$61,267	$83,447	$(14,352)	$130,362
Other comprehensive income	—	—	—	3,786	3,786
Dividends paid ($0.12 per share)	—	—	(4,195)	—	(4,195)
Dividends payable ($0.12 per share)	—	—	(2,106)	—	(2,106)
Restricted stock units released	2,154	—	—	—	—
Restricted stock awards granted	190,379	—	—	—	—
Stock-based compensation expense	—	661	—	—	661
Net income	—	—	8,874	—	8,874
Balance September 30, 2025	17,557,427	$61,928	$86,020	$(10,566)	$137,382
See accompanying notes to condensed consolidated financial statements.

United Security Bancshares and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2025	2024
Cash Flows From Operating Activities:
Net Income	$8,874	$12,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,106	1,750
Depreciation and amortization	1,085	1,095
Noncash lease expense	609	485
Amortization of premium/discount on investment securities, net	288	329
Operating lease payments	(609)	(491)
Decrease (increase) in accrued interest receivable	630	(365)
Increase in accrued interest payable	70	9
Increase (decrease) in accounts payable and accrued liabilities	1,107	(141)
Increase in unearned fees and unamortized loan origination costs, net	199	172
Decrease in income taxes receivable	128	854
Gain on marketable equity securities	(99)	(270)
Stock-based compensation expense	661	456
Benefit for deferred income taxes	(210)	—
Gain on bank owned life insurance	—	(573)
Increase in cash surrender value of bank-owned life insurance	(400)	(399)
Loss (gain) on fair value option of junior subordinated debentures	41	(141)
Gain on partial redemption of junior subordinated debentures	(241)	—
Gain on calls on investment securities	(17)	—
Loss (gain) on sale of assets	54	(11)
Net decrease in other assets	1,411	76
Net cash provided by operating activities	18,687	15,122
Cash Flows From Investing Activities:
Purchase of correspondent bank stock	(21)	(12)
Maturities and calls of available-for-sale securities	9,000	15,609
Principal payments of available-for-sale securities	13,433	5,829
Net increase in loans	(37,989)	(56,555)
Investment in limited partnerships	—	(700)
Proceeds from bank-owned life insurance	—	2,385
Capital expenditures of premises and equipment	(1,540)	(843)
Net cash used in investing activities	(17,117)	(34,287)
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	20,447	50,347
Net (decrease) increase in time deposits	(2,170)	10,196
Partial redemption of junior subordinated debentures	(3,000)	—
Net decrease in short-term borrowings	—	(28,000)
Dividends on common stock	(6,291)	(6,247)
Net cash provided by financing activities	8,986	26,296
Net change in cash and cash equivalents	10,556	7,131
Cash and cash equivalents at beginning of period	56,211	40,784
Cash and cash equivalents at end of period	$66,767	$47,915
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

2.Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale as of September 30, 2025, and December 31, 2024:

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$1,600	$—	$(14)	$1,586
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	84,985	9	(10,006)	74,988
Municipal bonds	49,832	—	(5,388)	44,444
Corporate bonds	20,632	26	(759)	19,899
Total securities available-for-sale	$157,049	$35	$(16,167)	$140,917

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Securities available-for-sale:
U.S. Government agencies	$2,666	$—	$(22)	$2,644
U.S. Government-sponsored entities and agencies collateralized by mortgage obligations	92,121	4	(13,244)	78,881
Municipal bonds	50,082	—	(7,715)	42,367
Corporate bonds	34,884	34	(1,428)	33,490
Total securities available-for-sale	$179,753	$38	$(22,409)	$157,382

The amortized cost and fair value of securities available for sale at September 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	September 30, 2025
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$100	$98
Due after one year through five years	32,760	31,395
Due after five years through ten years	39,204	34,436
Collateralized mortgage obligations	84,985	74,988
	$157,049	$140,917

Proceeds and gross realized gains (losses) from sales of available-for-sale investment securities are shown below:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Proceeds from sales or calls	$—	$—	$9,000	$—
Gross realized gains from sales or calls	—	—	17	—
Gross realized losses from sales or calls	—	—	—	—

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using the proceeds to purchase securities that better fit with the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses recorded due to credit-related factors for the three- and nine-month periods ended September 30, 2025, or September 30, 2024.

At September 30, 2025, available-for-sale securities with an amortized cost of approximately $86.3 million and a fair value of $75.8 million were pledged as collateral for short-term borrowings, securitized deposits, and public funds balances. At December 31, 2024, available-for-sale securities with an amortized cost of approximately $90.7 million and a fair value of $77.8 million were pledged as collateral for short-term borrowings, securitized deposits, and public funds balances.

The following summarizes available-for-sale securities in an unrealized loss position for which a credit loss has not been recorded:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
September 30, 2025
U.S. Government agencies	$150	$—	$1,436	$(14)	$1,586	$(14)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	1,466	(6)	72,879	(10,000)	74,345	(10,006)
Municipal bonds	—	—	44,443	(5,388)	44,443	(5,388)
Corporate bonds	—	—	17,881	(759)	17,881	(759)
Total available-for-sale	$1,616	$(6)	$136,639	$(16,161)	$138,255	$(16,167)

December 31, 2024
U.S. Government agencies	$—	$—	$2,644	$(22)	$2,644	$(22)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	1,640	(6)	76,686	(13,238)	78,326	(13,244)
Municipal bonds	2,509	(501)	39,858	(7,214)	42,367	(7,715)
Corporate bonds	2,791	(28)	24,696	(1,400)	27,487	(1,428)
Total available-for-sale	$6,940	$(535)	$143,884	$(21,874)	$150,824	$(22,409)

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit losses. At September 30, 2025, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates and not credit quality. While the interest rate increases of 2022 and 2023 led to large decreases in bond prices, reductions in interest rates during 2024 and 2025 led to some price increases but not a return to previous values. Because the Company does not intend to sell these securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company did not consider it necessary to provide an allowance for credit losses for any available-for-sale security at September 30, 2025, or December 31, 2024.

During the nine months ended September 30, 2025 and 2024, the Company realized gains of $99,000 and $270,000, respectively, related to one mutual fund included in marketable equity securities. During the quarters ended September 30, 2025 and 2024, the Company realized losses of $42,000 and realized gains of $224,000, respectively, related to the same mutual fund.

The Company had no held-to-maturity or trading securities at September 30, 2025, or December 31, 2024.

3.Loans

Loans, net of unearned fees and unamortized loan origination costs, are comprised of the following:

(In thousands)	September 30, 2025		December 31, 2024
Commercial and industrial:
Commercial and business loans	$43,312	4.52%	$63,653	6.86%
Government program loans	54	<0.01%	62	<0.01%
Total commercial and industrial	43,366	4.53%	63,715	6.86%
Real estate mortgage:
Commercial real estate	427,077	44.56%	419,422	45.17%
Residential mortgages	239,698	25.01%	247,248	26.63%
Home improvement and home equity loans	17	<0.01%	24	<0.01%
Total real estate mortgage	666,792	69.58%	666,694	71.81%
Real estate construction and development	142,537	14.87%	111,145	11.97%
Agricultural	72,132	7.53%	49,462	5.33%
Installment and student loans	33,521	3.49%	37,446	4.04%
Total loans	$958,348	100.00%	$928,462	100.00%

The Company’s loans are predominantly in the San Joaquin Valley and the greater Oakhurst/Eastern Madera County area, as well as the Campbell area of Santa Clara County. The Company’s participation loans with other financial institutions are primarily within the state of California.

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

Off-Balance Sheet Instruments

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2025, and December 31, 2024, these financial instruments included commitments to extend credit of $214.3 million and $204.0 million, respectively, and standby letters of credit of $5.0 million and $29.2 million for the same period ends, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The following is a summary of the amortized cost of delinquent loans, net of unearned fees and costs, at September 30, 2025:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$43,312	$43,312	$—
Government program loans	—	—	—	—	54	54	—
Total commercial and industrial	—	—	—	—	43,366	43,366	—
Commercial real estate loans	—	—	—	—	427,077	427,077	—
Residential mortgages	—	—	—	—	239,698	239,698	—
Home improvement and home equity loans	—	—	—	—	17	17	—
Total real estate mortgage	—	—	—	—	666,792	666,792	—
Real estate construction and development loans	—	—	5,685	5,685	136,852	142,537	—
Agricultural loans	—	—	—	—	72,132	72,132	—
Installment and student loans	971	855	555	2,381	31,140	33,521	555
Total loans	$971	$855	$6,240	$8,066	$950,282	$958,348	$555

The following is a summary of the amortized cost of delinquent loans, net of unearned fees and costs, at December 31, 2024:

(In thousands)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$63,653	$63,653	$—
Government program loans	—	—	—	—	62	62	—
Total commercial and industrial	—	—	—	—	63,715	63,715	—
Commercial real estate loans	—	—	—	—	419,422	419,422	—
Residential mortgages	214	—	—	214	247,034	247,248	—
Home improvement and home equity loans	—	—	—	—	24	24	—
Total real estate mortgage	214	—	—	214	666,480	666,694	—
Real estate construction and development loans	—	—	12,185	12,185	98,960	111,145	—
Agricultural loans	—	—	—	—	49,462	49,462	—
Installment and student loans	1,625	1,373	421	3,419	34,027	37,446	421
Total loans	$1,839	$1,373	$12,606	$15,818	$912,644	$928,462	$421

Nonaccrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and accruing loans more than 90 days past due:

	September 30, 2025			December 31, 2024
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due
Real estate construction and development loans	$5,699	$5,699	$—	$12,198	$12,198	$—
Installment and student loans	—	—	555	—	—	421
Total	$5,699	$5,699	$555	$12,198	$12,198	$421

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2025, or December 31, 2024.

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

The following table presents loans by class, at amortized cost (net of unearned fees and costs), by risk rating, and period indicated as of or for the nine months ended September 30, 2025:

	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial and business
Pass	$889	$1,818	$3,923	$372	$149	$760	$13,045	$—	$20,956
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	50	—	6,298	16,008	—	22,356
Total	$889	$1,818	$3,923	$422	$149	$7,058	$29,053	$—	$43,312
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$—	$54	$—	$—	$54
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$54	$—	$—	$54
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$22,231	$78,104	$33,939	$74,551	$30,338	$171,136	$2,894	$—	$413,193
Special Mention	—	—	—	—	—	13,349	—	—	13,349
Substandard	—	—	—	—	535	—	—	—	535
Total	$22,231	$78,104	$33,939	$74,551	$30,873	$184,485	$2,894	$—	$427,077
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$—	$21,967	$189,277	$8,065	$—	$—	$219,309
Pass	4,767	4,825	3,074	1,926	4,185	1,612	—	—	20,389
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,767	$4,825	$3,074	$23,893	$193,462	$9,677	$—	$—	$239,698
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$17	$—	$—	$17
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$17	$—	$—	$17
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate construction and development
Pass	$12,163	$23,878	$9,491	$—	$—	$32,829	$58,477	$—	$136,838
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,699	—	—	5,699
Total	$12,163	$23,878	$9,491	$—	$—	$38,528	$58,477	$—	$142,537
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2025	2024	2023	2022	2021	Prior			Total
Agricultural
Pass	$6,150	$3,087	$—	$3,902	$425	$13,918	$40,021	$—	$67,503
Special Mention	—	—	—	1,052	—	580	2,997	—	4,629
Substandard	—	—	—	—	—	—	—	—	—
Total	$6,150	$3,087	$—	$4,954	$425	$14,498	$43,018	$—	$72,132
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$1,111	$211	$1,413	$70	$31	$29,690	$440	$—	$32,966
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	555	—	—	555
Total	$1,111	$211	$1,413	$70	$31	$30,245	$440	$—	$33,521
Current period gross charge-offs		$—	$—	$—	$—	$4,829	$—	$—	$4,829

Total loans outstanding (risk rating):
Not graded	$1,111	$211	$1,413	$22,037	$189,308	$37,772	$440	$—	$252,292
Pass	46,200	111,712	50,427	80,751	35,097	220,309	114,437	—	658,933
Special Mention	—	—	—	1,052	—	13,929	2,997	—	17,978
Substandard	—	—	—	50	535	12,552	16,008	—	29,145
Grand total loans	$47,311	$111,923	$51,840	$103,890	$224,940	$284,562	$133,882	$—	$958,348
Total current period gross charge-offs	$—	$—	$—	$—	$—	$4,829	$—	$—	$4,829

The following table presents loans by class, at amortized cost (net of unearned fees and costs), by risk rating, and period indicated as of or for the year ended December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and business
Pass	$2,374	$3,640	$2,076	$341	$408	$764	$29,349	$—	$38,952
Special Mention	—	2,000	—	—	—	—	—	—	2,000
Substandard	—	—	68	—	6,989	—	15,644	—	22,701
Total	$2,374	$5,640	$2,144	$341	$7,397	$764	$44,993	$—	$63,653
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$2	$60	$—	$—	$62
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$2	$60	$—	$—	$62
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$78,889	$32,794	$80,121	$31,376	$37,480	$151,066	$1,491	$—	$413,217
Special Mention	—	—	—	—	5,653	—	—	—	5,653
Substandard	—	—	—	552	—	—	—	—	552
Total	$78,889	$32,794	$80,121	$31,928	$43,133	$151,066	$1,491	$—	$419,422
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$23,929	$196,340	$2,480	$6,226	$—	$—	$228,975
Pass	4,824	3,969	1,926	4,320	1,580	1,654	—	—	18,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,824	$3,969	$25,855	$200,660	$4,060	$7,880	$—	$—	$247,248
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$24	$—	$—	$24
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$24	$—	$—	$24
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Real estate construction and development
Pass	$13,761	$15,743	$8,004	$—	$32,389	$2,473	$26,577	$—	$98,947
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,524	8,674	—	—	12,198
Total	$13,761	$15,743	$8,004	$—	$35,913	$11,147	$26,577	$—	$111,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$3,097	$2,115	$3,990	$490	$2,861	$11,586	$22,705	$—	$46,844
Special Mention	—	—	1,503	—	440	285	—	—	2,228
Substandard	—	—	—	—	—	—	390	—	390
Total	$3,097	$2,115	$5,493	$490	$3,301	$11,871	$23,095	$—	$49,462
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$440	$1,607	$103	$99	$8	$34,162	$606	$—	$37,025
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	421	—	—	421
Total	$440	$1,607	$103	$99	$8	$34,583	$606	$—	$37,446
Current period gross charge-offs	$—	$20	$—	$—	$—	$2,842	$—	$—	$2,862

Total loans outstanding (risk rating):
Not graded	$440	$1,607	$24,032	$196,439	$2,488	$40,412	$606	$—	$266,024
Pass	102,945	58,261	96,117	36,527	74,720	167,603	80,122	—	616,295
Special Mention	—	2,000	1,503	—	6,093	285	—	—	9,881
Substandard	—	—	68	552	10,513	9,095	16,034	—	36,262
Grand total loans	$103,385	$61,868	$121,720	$233,518	$93,814	$217,395	$96,762	$—	$928,462
Total current period gross charge-offs	$—	$20	$—	$—	$—	$2,842	$—	$—	$2,862
Allowance for Credit Losses on Loans

The following summarizes the activity in the allowance for credit losses by loan category:

	Three Months Ended September 30, 2025
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$2,330	$1,552	$2,844	$1,530	$7,709	$15,965
Provision (reversal) for credit losses (1)	(405)	34	357	288	632	906
Charge-offs	—	—	—	—	(683)	(683)
Recoveries	—	1	—	—	46	47
Ending balance	$1,925	$1,587	$3,201	$1,818	$7,704	$16,235
(1) Not included in the above table is an unfunded loan commitment provision of $42,000.

	Three Months Ended September 30, 2024
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$2,113	$2,743	$2,397	$1,181	$6,889	$15,323
Provision (reversal) for credit losses (1)	393	(143)	423	539	621	1,833
Charge-offs	—	—	—	—	(658)	(658)
Recoveries	—	1	—	—	24	25
Ending balance	$2,506	$2,601	$2,820	$1,720	$6,876	$16,523
(1) Not included in the above table is an unfunded loan commitment reversal of provision of $270,000.

	Nine Months Ended September 30, 2025
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$2,839	$2,634	$2,504	$1,028	$7,041	$16,046
Provision (reversal) for credit losses (1)	(915)	(1,049)	697	790	5,299	4,822
Charge-offs	—	—	—	—	(4,829)	(4,829)
Recoveries	1	2	—	—	193	196
Ending balance	$1,925	$1,587	$3,201	$1,818	$7,704	$16,235
(1) Not included in the above table is an unfunded loan commitment provision of $284,000.

	Nine Months Ended September 30, 2024
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment and Student Loans	Total
Beginning balance	$1,903	$2,524	$3,614	$1,250	$6,367	$15,658
Provision (reversal) for credit losses (1)	602	72	(794)	470	1,790	2,140
Charge-offs	—	—	—	—	(1,471)	(1,471)
Recoveries	1	5	—	—	190	196
Ending balance	$2,506	$2,601	$2,820	$1,720	$6,876	$16,523
(1) Not included in the above table is an unfunded loan commitment reversal of provision of $373,000.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$5,685	1	$12,185	3
Agricultural loans	—	—	390	1
Total	$5,685	1	$12,575	4

Reserve for Unfunded Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit, and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk within the loan portfolio. There was a provision of $42,000 for unfunded loan commitments made during the quarter ended September 30, 2025, increasing the balance to $1.06 million. For the quarter ended September 30, 2024, there was a reversal of provision of $270,000 made for unfunded loan commitments decreasing the balance to $462,000. For the nine months ended September 30, 2025, and 2024, a provision of $284,000 and a reversal of provision of $373,000 were made, respectively. The reserve for the unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities.

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. There was one loan modification made during the quarter ended September 30, 2025, and two loan modifications made during the nine months ended September 30, 2025. Both loans were given term extensions. There were no loans modified made during the quarter ended September 30, 2024, and one loan modification made during the nine months ended September 30, 2024. This loan was also given a term extension.

The following tables present outstanding loan modifications made to borrowers experiencing financial difficulties and the financial effects of those modifications during the periods indicated:

	Three Months Ended
	September 30, 2025			September 30, 2024
(In thousands)	Term Extension	Extension Period	% of Loans Outstanding	Term Extension	Extension Period	% of Loans Outstanding
Commercial and business loans	$202	4 months	0.04%	$—	—	—

	Nine Months Ended
	September 30, 2025			September 30, 2024
(In thousands)	Term Extension	Extension Period	% of Loans Outstanding	Term Extension	Extension Period	% of Loans Outstanding
Commercial and business loans	$202	4 months	0.04%	$52	7 months	<0.01%

At September 30, 2025 and September 30, 2024, there were no commitments to extend credit to borrowers whose loans had been modified. There were also no defaults on any loans modified during the 12 months preceding September 30, 2025, and 2024.

4.Student Loans

Included in the installment loan portfolio are $28.8 million and $33.9 million in student loans at September 30, 2025, and December 31, 2024, respectively, made to medical and pharmacy school students. Upon graduation, the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internships, medical residency, or fellowship programs. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. Student loans have not been originated or purchased since 2019.

As of September 30, 2025 and December 31, 2024, reserves against the student loan portfolio totaled $7.7 million and $7.0 million, respectively. At September 30, 2025, the substandard category included $555,000 in student loans. At December 31, 2024, $421,000 in student loans were included in the substandard category.

The following tables summarize the credit quality indicators for outstanding student loans:

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	20	$614	$491	26	$692	$512
Grace	10	213	186	3	100	63
Repayment	315	15,030	209	406	19,647	324
Deferment	158	7,795	1,848	219	9,954	2,593
Forbearance	98	5,195	171	65	3,496	133
Total	601	$28,847	$2,905	719	$33,889	$3,625

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

Student Loan Aging

Student loans are generally charged off at the end of the quarter during which the account becomes 120 days contractually past due. Accrued but unpaid interest related to charged-off student loans is reversed and charged against interest income. For the nine months ended September 30, 2025, $344,000 in accrued interest receivable was reversed, due to charge-offs of $4.8 million. For the nine months ended September 30, 2024, $131,000 in accrued interest receivable was reversed, due to charge-offs of $1.4 million. For the quarters ended September 30, 2025 and September 30, 2024, $52,000 in accrued interest receivable was reversed, due to charge-offs of $683,000, and $73,000 in accrued interest receivable was reversed, due to charge-offs of $654,000, respectively.

The following table summarizes the student loan aging for loans in repayment and forbearance:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
Current or less than 31 days	163	$17,857	185	$19,737
31 - 60 days	7	958	9	1,625
61 - 90 days	7	855	7	1,360
91 - 120 days	3	555	2	421
Total	180	$20,225	203	$23,143

5.Deposits

Deposits include the following:

(In thousands)	September 30, 2025	December 31, 2024
Noninterest-bearing deposits	$384,367	$360,152
Interest-bearing deposits:
NOW and money market accounts	498,516	504,466
Savings accounts	116,829	114,648
Time deposits:
Under $250,000	43,553	45,141
$250,000 and over	32,635	33,215
Total interest-bearing deposits	691,533	697,470
Total deposits	$1,075,900	$1,057,622

Deposit balances representing overdrafts reclassified as loan balances totaled $669,000 and $178,000 as of September 30, 2025 and December 31, 2024, respectively.

Included in total deposits at September 30, 2025 and December 31, 2024 are $100.3 million in interest-bearing, brokered demand deposit accounts.

6.Short-term Borrowings/Other Borrowings

The following table sets forth the Company’s credit lines, balances outstanding, and pledged collateral:

(In thousands)	September 30, 2025	December 31, 2024
Unsecured credit lines:
Credit limit	$90,000	$90,000
Balance outstanding	—	—
Federal Home Loan Bank:
Credit limit	125,299	135,634
Balance outstanding	—	—
Collateral pledged	227,852	230,001
Federal Reserve Bank:
Credit limit	492,316	499,069
Balance outstanding	—	—
Collateral pledged	598,160	617,860

At September 30, 2025, the Company’s available lines of credit totaled $707.6 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR. At September 30, 2025, pledged collateral at the Federal Home Loan Bank consisted of $1.8 million in available-for-sale investment securities and $226.1 million in loan balances. Pledged collateral at the Federal Reserve Bank consisted of $3.4 million in available-for-sale investment securities and $594.8 million in loan balances. At December 31, 2024, $228.1 million in loans and $1.9 million in available-for-sale investment securities were pledged as collateral for FHLB advances. Additionally, $614.2 million in loans and $3.7 million in available-for-sale investment securities were pledged as collateral for advances at the Federal Reserve Bank.

7.Leases

The Company leases land and premises for its branch banking offices, administration facility, and ITMs. The initial terms of these leases expire at various dates through 2044. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted to certain economic indices or market conditions. Lease terms may also include options for termination. Under guidance from ASC Topic 842, the discount rate applied to the lease liability is calculated by determining the Bank’s incremental borrowing rate. Current rates for fully-secured loans with amounts and terms similar to the lease amount and term at inception are used to calculate the incremental borrowing rate. The liability is reduced at each reporting period based on the discounted present value of remaining payments. As of September 30, 2025, the Company had 14 operating leases and no financing leases.

Operating lease expenses for the quarters ended September 30, 2025 and September 30, 2024, totaled $215,000 and $199,000, respectively. For the nine months ended September 30, 2025, and 2024, operating lease expenses totaled $608,000 and $562,000, respectively.

Supplemental information related to leases is as follows:

	Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024
Operating cash flows from operating leases	$609	$567
ROU assets obtained in exchange for new operating lease liabilities	$—	$2,320
Weighted-average remaining lease term in years for operating leases	8.81	8.71
Weighted-average discount rate for operating leases	5.06%	5.06%

Maturities of lease liabilities are as follows:

(In thousands)	September 30, 2025
2025	$146
2026	481
2027	425
2028	424
2029	340
2030	288
Thereafter	1,270
Total undiscounted cash flows	3,374
Less: present value discount	(695)
Present value of net future minimum lease payments	$2,679

8.Supplemental Cash Flow Disclosures

	Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024
Cash paid during the period for:
Interest	$9,267	$10,551
Income taxes	2,890	5,400
Noncash investing activities:
ROU asset recognized	—	2,320
Unrealized gain on unrecognized post-retirement costs, net of tax	18	21
Unrealized gain on available-for-sale securities, net of tax	4,395	4,023
Unrealized loss on junior subordinated debentures, net of tax	(627)	(226)
Cash dividend declared	2,107	2,079

9.Dividends on and Repurchase of Common Stock

On September 23, 2025, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on October 21, 2025, to shareholders of record as of October 3, 2025.

Approximately $2.1 million was transferred from retained earnings to dividends payable as of September 30, 2025, to allow for distribution of the dividend to shareholders.

The Company has a program to repurchase up to $3.0 million of its outstanding common stock. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the three- and nine-month periods ended September 30, 2025, and September 30, 2024, no shares were repurchased.

10.Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (in thousands)	$4,023	$3,829	$8,874	$12,287
Weighted average shares issued and outstanding	17,483,334	17,194,024	17,467,163	17,183,757
Add: dilutive effect of stock options and unvested restricted stock	5,492	12,367	3,842	3,345
Weighted average shares outstanding adjusted for potential dilution	17,488,826	17,206,391	17,471,005	17,187,102
Basic earnings per share	$0.23	$0.22	$0.51	$0.72
Diluted earnings per share	$0.23	$0.22	$0.51	$0.72
Weighted average anti-dilutive shares excluded from earnings per share calculation	82,000	75,000	79,000	154,000

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2025, and December 31, 2024, the Company had no recorded valuation allowance.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. There were no interest or penalties recognized on uncertain tax positions during the periods ended September 30, 2025, and 2024.

The Company reported a provision for income taxes of $1.6 million for the quarter ended September 30, 2025, compared to $1.3 million for the quarter ended September 30, 2024. The effective tax rate was 28.86% for the quarter ended September 30, 2025, compared to 25.43% for the comparable period of 2024. For the nine months ended September 30, 2025 and September 30, 2024, tax provisions of $3.6 million and $4.8 million were recorded, respectively. The effective tax rate was 28.61% for the nine months ended September 30, 2025, compared to 27.88% for the comparable period of 2024.

12.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities was $9.0 million at September 30, 2025, and $12.0 million at December 31, 2024. The Company may redeem the junior subordinated debentures at any time at par.

The Company accounts for its TruPS issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the TruPS better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of September 30, 2025, the rate paid on TruPS issued under USB Capital Trust II is 3-month SOFR plus 129 basis points, and is adjusted quarterly.

At September 30, 2025, the Company performed a fair value measurement analysis on TruPS using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month SOFR curve to estimate future quarterly interest payments due over the remaining life of the debt instrument. These cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with TruPS. The 5.95% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At September 30, 2025, and September 30, 2024, the total cumulative gain recorded on the debt was $453,000 and $1.3 million, respectively.

On July 1, 2025, the Company made a partial redemption of $3.0 million of TruPS, lowering the contractual principal balance to $9.0 million. The partial redemption resulted in a gain of $241,000, which was recorded in the income statement.

The following table provides detail on the Company’s junior subordinated debt/trust preferred securities:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fair value calculation gain (loss)	$(155)	$65	$(437)	$(180)
Other comprehensive income gain (loss)	(161)	(596)	(396)	(321)
Realized gain (loss) on fair value	6	661	(41)	141
Adjustment to fair value on partial redemption of TruPS	(203)	—	(203)	—
Adjustment to other comprehensive income - junior subordinated debentures partial redemption	(444)	—	(444)	—
Realized gain on redemption of junior subordinated debentures	241	—	241	—
Cumulative fair value adjustment	453	1,282	453	1,282
Discount rate	5.95%	5.83%	5.95%	5.83%

The fair value calculation performed as of September 30, 2025, resulted in a net pretax loss adjustment of $437,000 for the nine months ended September 30, 2025, compared to a net pretax loss adjustment of $180,000 for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, the net $437,000 fair value loss adjustment, inclusive of a change in accrued interest of $67,000, was separately presented as a $41,000 loss, ($27,000 net of tax) recognized on the consolidated statements of income, and a $396,000 loss, ($279,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income. For the nine months ended September 30, 2024, the net $180,000 fair value loss adjustment, inclusive of a change in accrued interest of $1,000, was separately presented as a $141,000 gain, ($99,000 net of tax) recognized on the consolidated statements of income, and a $321,000 loss, ($226,000 net of tax) associated with the instrument-specific credit risk recognized in other comprehensive income.

Included in the change in fair value for the three- and nine-month periods ended September 30, 2025, was a gain of $241,000 resulting from the partial redemption of $3.0 million in TruPS. Additionally, an adjustment to OCI of $444,000 and adjustment to fair value of $203,000 was recorded as a result of the partial redemption.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	September 30, 2025
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$140,917	$140,917	$—	$140,917	$—
Marketable equity securities	3,425	3,425	3,425	—	—
Loans, net	942,113	914,599	—	—	914,599
Financial Liabilities:
Time deposits	76,188	75,819	—	—	75,819
Junior subordinated debt	9,145	9,145	—	—	9,145

	December 31, 2024
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$157,382	$157,382	$—	$157,382	$—
Marketable equity securities	3,326	3,326	3,326	—	—
Loans, net	912,416	874,105	—	—	874,105
Financial Liabilities:
Time deposits	78,356	77,981	—	—	77,981
Junior subordinated debt	11,572	11,572	—	—	11,572

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

The Company recognizes transfers between Levels 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers between fair value measurement classifications during the three- and nine-month periods ended September 30, 2025, or September 30, 2024.

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

Individually-Evaluated Loans - Fair value measurements for individually-evaluated loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third-party appraisals or observed market prices. Collateral-dependent loans are measured for impairment using the fair value of the collateral. There were no individually-evaluated loans measured at fair value as of September 30, 2025 or December 31, 2024.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third-party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. No OREO properties were measured at fair value as of September 30, 2025, or December 31, 2024.

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2025:

(In thousands)	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$1,586	$—	$1,586	$—
U.S. Government collateralized mortgage obligations	74,988	—	74,988	—
Municipal bonds	44,444	—	44,444	—
Corporate bond	19,899	—	19,899	—
Total AFS securities	140,917	—	140,917	—
Marketable equity securities	3,425	3,425	—	—
Total	$144,342	$3,425	$140,917	$—

Liabilities:
Junior subordinated debt	$9,145	$—	$—	$9,145
Total	$9,145	$—	$—	$9,145

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024:

(In thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$2,644	$—	$2,644	$—
U.S. Government collateralized mortgage obligations	78,881	—	78,881	—
Municipal bonds	42,367	—	42,367	—
Corporate bonds	33,490	—	33,490	—
Total AFS securities	157,382	—	157,382	—
Marketable equity securities	3,326	3,326	—	—
Total	$160,708	$3,326	$157,382	$—

Liabilities:
Junior subordinated debt	$11,572	$—	$—	$11,572
Total	$11,572	$—	$—	$11,572

There were no non-recurring fair value adjustments at September 30, 2025, or December 31, 2024.

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2025, and December 31, 2024:

September 30, 2025				December 31, 2024
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	5.95%	Junior Subordinated Debt	Discounted cash flow	Market credit risk-adjusted spreads	6.40%

Management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the nonperformance risk premium a willing market participant would require under current, inactive market conditions. Management attributes the change in fair value of the junior subordinated debentures to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk-adjusted spread and/or a decrease in the forward three-month SOFR curve will result in a positive fair value adjustment and a decrease in the fair value measurement. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the forward three-month SOFR curve will result in a negative fair value adjustment and an increase in the fair value measurement. The decrease in discount rate between the periods ended September 30, 2025, and December 31, 2024, is primarily due to decreases in rates for similar debt instruments.

The following table provides a reconciliation of liabilities at fair value using Level 3 significant, unobservable inputs on a recurring basis:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Junior Subordinated Debt:
Beginning balance	$11,831	$11,454	$11,572	$11,213
Gross (gain) loss included in earnings	(6)	(661)	41	(141)
Gross loss related to changes in instrument-specific credit risk	161	596	396	320
Partial redemption of liability at par	(3,000)	—	(3,000)	—
Adjustment to other comprehensive income - junior subordinated debentures partial redemption	444	—	444	—
Realized gain on redemption of junior subordinated debentures	(241)	—	(241)	—
Increase (decrease) in accrued interest	(44)	4	(67)	1
Ending balance	$9,145	$11,393	$9,145	$11,393
Amount of total (gain) loss for the period included in earnings attributable to the change in realized and unrealized gains or losses relating to liabilities held at the reporting date	$(247)	$(661)	$(200)	$(141)

14.Goodwill and Intangible Assets

At September 30, 2025, the Company held goodwill of $4.5 million in connection with various business combinations and purchases. This amount was unchanged from the balance of $4.5 million at December 31, 2024. The Company conducts impairment analysis on goodwill both annually and in the event of triggering events, if any. The Company performed an analysis of goodwill impairment and concluded goodwill was not impaired as of December 31, 2024, with no triggering events occurring through the period ended September 30, 2025.

15.Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	September 30, 2025			December 31, 2024
(In thousands)	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures	Net unrealized gain (loss) on available-for-sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain (loss) on junior subordinated debentures
Beginning balance	$(15,760)	$(147)	$1,555	$(16,290)	$(130)	$1,382
Current period comprehensive income (loss), net of tax	4,395	18	(627)	530	(17)	173
Ending balance	$(11,365)	$(129)	$928	$(15,760)	$(147)	$1,555
Accumulated other comprehensive loss			$(10,566)			$(14,352)

16. Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, such as branches, which are then aggregated if operating performance, product and services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of resource allocations. The chief operating decision maker uses revenue streams to evaluate product pricing and uses significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, and salaries and employee benefits provide the significant expenses in the banking operation. All operations are domestic.

Detailed information related to the Company’s banking segment for the nine months ended is as follows:

	Banking Segment
(In thousands)	September 30, 2025	September 30, 2024
Interest income	$45,913	$45,605
Noninterest income	3,739	4,591
Total revenue	49,652	50,196

Less:
Interest expense	9,337	10,559

Less:
Provision for credit losses	5,106	1,750
Salaries and employee benefits	11,391	10,414
Provision for income taxes	3,557	4,751
Occupancy Expense	2,892	2,731
Technology	2,042	2,017
Depreciation and amortization, premises and equipment	1,085	1,095
Other amortization expense (1)	1,096	986
Other expenses (2)	4,272	3,606
Banking segment net income	$8,874	$12,287

Reconciliation of assets:
Banking segment assets	$1,235,620	$1,255,376
Total consolidated assets	$1,235,620	$1,255,376
(1) Includes amortization of investment securities, lease assets, and loan costs and fees.
(2) Other segment items include professional fees, loan-related expenses, regulatory assessments, director fees and data processing fees.

17. Investment in York Monterey Properties

The Bank wholly owns the subsidiary, York Monterey Properties, Inc. (“Properties”), which is organized as a California corporation. The Bank capitalized the subsidiary through the transfer of eight unimproved lots at a historical cost of $5.3 million comprised of approximately 105.65 acres in the York Highlands subdivision of the Monterra Ranch residential development in Monterey County, California, together with cash contributions. The Bank transferred the properties to York Monterey Properties, Inc., to maintain ownership beyond the ten-year regulatory holding period applicable to a state bank. The Bank acquired five of the lots through a non-judicial foreclosure on or about May 29, 2009. In addition, the Bank purchased three of the lots from another bank. The Bank has continuously held the Properties from the date of foreclosure and acquisition until the time of transfer. At the time of transfer, the Properties had reached the end of the ten-year regulatory holding period limit. On January 14, 2025, the Bank acquired an additional six lots comprised of approximately 61.47 acres through a second non-judicial foreclosure. The additional lots were transferred to York Monterey Properties, Inc., and the related nonaccrual loans, totaling $3.3 million, were transferred to OREO.

At September 30, 2025 and December 31, 2024, the Bank’s investment in York Monterey Properties, Inc., totaled $8.0 million and $5.0 million, respectively. York Monterey Properties, Inc., is included within the consolidated financial statements of the Company, with $7.9 million of the total investment recognized within the balance of other real estate owned on the consolidated balance sheets at September 30, 2025. At December 31, 2024, $4.6 million of the total investment was recognized within the balance of other real estate owned.

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

(In thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$214,274	$204,033
Standby letters of credit	$5,004	$29,174

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from one month to three years. At September 30, 2025, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $5.0 million.

Contingent Liabilities. The remaining unfunded commitments for the investment in limited partnerships totaled $2.2 million at September 30, 2025, and December 31, 2024.

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

Third Quarter 2025 Highlights (as of, or for, the quarter ended September 30, 2025, except where noted):

▪Net interest margin increased to 4.35% for the quarter ended September 30, 2025, compared to 4.20% for the quarter ended September 30, 2024.
▪Annualized average cost of deposits was 1.12% for the quarter ended September 30, 2025, compared to 1.18% for the quarter ended September 30, 2024.
▪Net income for the quarter increased 5.07% to $4.0 million, compared to $3.8 million for the quarter ended September 30, 2024.
▪Loan interest and fees decreased 0.94% to $14.3 million, compared to $14.4 million for the third quarter of 2024.
▪Interest income decreased 0.82% to $15.6 million, compared to $15.8 million for the third quarter of 2024, due to the decrease in loan and fee income and a decrease in investment securities income, partially offset by an increase in interest income on overnight investments held at the Federal Reserve.
▪Interest expense decreased 18.67% to $3.2 million, as a result of decreases in short-term borrowing costs, compared to $3.9 million for the third quarter of 2024.
▪Noninterest income decreased 20.02% to $1.6 million, compared to $2.0 million for the quarter ended September 30, 2024. This decrease was primarily due to a decrease in the gain on the fair value of the junior subordinated debentures (“TruPS”) of $414,000.
▪On July 1, 2025, a partial redemption of $3.0 million was recorded on TruPS, leaving a remaining contractual balance of $9.0 million at September 30, 2025. The partial redemption resulted in a realized gain of $241,000, which was recorded in the income statement.
▪Following the partial redemption, the total fair value of TruPS, inclusive of a change in accrued interest of $44,000, changed by $155,000 during the quarter ended September 30, 2025. A realized gain of $6,000 was recorded through the income statement, and a loss of $161,000 was recorded through accumulated other comprehensive income. For the quarter ended September 30, 2024, the total fair value of TruPS, inclusive of a change in accrued interest of $3,000, changed by $65,000. A realized gain of $661,000 was recorded through the income statement, and an unrealized $596,000 loss was recorded through accumulated other comprehensive income.
▪The Company recorded a provision for credit losses of $948,000 for the quarter ended September 30, 2025, compared to $1.6 million for the quarter ended September 30, 2024. The decreased credit provision was due to a decrease in charge-offs within the student loan portfolio.
▪Noninterest expense increased 4.09% to $7.4 million, compared to $7.1 million for the quarter ended September 30, 2024. This increase was due primarily to increases in technology expense and expenses on salaries and employee benefits.
▪Annualized return on average assets (ROAA) increased to 1.29% for the quarter ended September 30, 2025, compared to 1.24% for the quarter ended September 30, 2024.
▪Annualized return on average equity (ROAE) increased to 11.68% for the quarter ended September 30, 2025, compared to 11.63% for the quarter ended September 30, 2024.
▪Total loans, net of unearned fees, increased 3.22% to $958.3 million, compared to $928.5 million at December 31, 2024.
▪Total deposits increased 1.73% to $1.08 billion, compared to $1.06 billion at December 31, 2024.

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

The Bank’s operations and cash flows are subject to economic changes in California’s Central Valley and its business results depend largely on local business activity, population, income levels, deposits, and real estate activity. Economic declines can adversely affect the Bank. The Central Valley’s dependence on agriculture means downturns in this sector can indirectly impact the Company. Declines in agricultural prices and yields, and increases in operating costs can reduce farm cash flows and land values, increasing default risks and reducing collateral values. Weaker prices coupled with increased production costs may stress farming operations and reduce demand for agricultural lending, and the recent declines in farm income and farmland prices reflect this trend. While most borrowers are not directly involved in agriculture, many local jobs are related to agricultural production, processing, marketing, and sales.

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

The Company’s earnings are influenced by U.S. government monetary and fiscal policies. The Federal Reserve Bank (FRB) impacts depository institutions by implementing national monetary policy to curb inflation and combat recession. The FRB controls bank loans, investments, and deposits through the issuance of government securities and regulation of the discount rate. Since 2024, the Federal Open Market Committee (FOMC) has lowered interest rates four times, totaling a 125-basis point decrease, and is expected to continue lowering rates at present. However, concerns about inflation and unemployment have lead to some economic uncertainty. It is unknown what effect these factors, alongside international instability, will have on FRB monetary policy.

The Company continuously evaluates its strategic business plan in response to changing economic and market conditions. Key priorities include managing the balance sheet, enhancing revenue sources, attracting and retaining deposit customers, and maintaining market share.

Results of Operations

On a year-to-date basis, the Company reported net income of $8.9 million, or $0.51 per share ($0.51 diluted), for the nine months ended September 30, 2025, compared to $12.3 million, or $0.72 per share ($0.72 diluted), for the same period in 2024. The decrease in net income was primarily due to an increase in the provision for credit losses related to deterioration within the student loan portfolio as well as increases in deposit interest expense. The decrease was partially offset by decreases in short-term borrowing expenses and income tax expenses, a change in the fair value of TruPS, a gain realized on partial redemption of TruPS, an increase in loan and fee income, and interest on overnight investments held at the Federal Reserve. Additionally, a gain on proceeds from life insurance of $573,000 was realized during the nine months ended September 30, 2024, increasing income for that period. Noninterest expenses increased on a year-over-year basis due to increases in salaries and employee benefit expenses and data processing expenses. Included in the increase in loan and fee income for the nine months ended September 30, 2025, was the collection of $890,000 in foregone interest related to a nonaccrual loan payoff. The Company’s annualized return on average assets was 0.98% for the nine months ended September 30, 2025, compared to 1.36% for the nine months ended September 30, 2024. The Company’s annualized return on average equity was 8.79% for the nine months ended September 30, 2025, compared to 12.95% for the nine months ended September 30, 2024. The decrease in the return on average assets was primarily attributable to the decrease in income. The decrease in the return on average equity was primarily due to a decrease in net income and an increase in average equity.

Net Interest Income

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the three and nine month periods ended September 30, 2025, and 2024.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:

	Three Months Ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1) (2)	$956,832	$14,266	5.92%	$949,207	$14,401	6.04%
Investment securities (3)	147,049	1,040	2.81%	166,977	1,298	3.09%
Interest-bearing deposits in other banks	29,172	320	4.35%	3,896	56	5.72%
Total interest-earning assets	1,133,053	$15,626	5.47%	1,120,080	$15,755	5.60%
Allowance for credit losses	(15,953)			(15,296)
Noninterest-earning assets:
Cash and due from banks	32,320			34,113
Nonaccrual loans	5,685			12,053
Premises and equipment, net	8,812			9,014
Accrued interest receivable	6,517			7,293
Other real estate owned	7,852			4,582
Other non-earning assets	59,901			59,443
Total average assets	$1,238,187			$1,231,282
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$84,372	$30	0.14%	$118,014	$196	0.66%
Money market accounts	410,359	2,471	2.39%	368,369	2,258	2.44%
Savings accounts	118,018	33	0.11%	114,839	32	0.11%
Time deposits	76,695	511	2.64%	77,112	578	2.98%
Other borrowings	2,364	28	4.70%	44,704	667	5.94%
Junior subordinated debentures (4)	9,464	134	5.62%	12,464	211	6.73%
Total interest-bearing liabilities	701,272	$3,207	1.81%	735,502	$3,942	2.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	387,108			353,944
Other liabilities	13,104			10,907
Total liabilities	1,101,484			1,100,353
Total shareholders’ equity	136,703			130,929
Total average liabilities and shareholders’ equity	$1,238,187			$1,231,282
Interest income as a percentage of average earning assets			5.47%			5.60%
Interest expense as a percentage of average earning assets			1.12%			1.40%
Net interest margin			4.35%			4.20%
(1)Loan interest income includes loan fee costs of approximately $253,000 for the three months ended September 30, 2025, and loan fee costs of $161,000 for the three months ended September 30, 2024.
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

	Nine Months Ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)
Assets:
Interest-earning assets:
Loans (1) (2)	$935,727	$41,973	6.00%	$921,454	$41,457	6.01%
Investment securities (3)	154,025	3,386	2.94%	169,924	3,955	3.11%
Interest-bearing deposits in other banks	16,733	554	4.43%	4,634	193	5.56%
Total interest-earning assets	1,106,485	$45,913	5.55%	1,096,012	$45,605	5.56%
Allowance for credit losses	(15,750)			(15,476)
Noninterest-earning assets:
Cash and due from banks	32,983			33,140
Nonaccrual loans	5,685			11,995
Premises and equipment, net	8,634			9,066
Accrued interest receivable	7,047			7,255
Other real estate owned	7,572			4,582
Other non-earning assets	59,868			60,083
Total average assets	$1,212,524			$1,206,657
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$102,808	$324	0.42%	$127,264	$569	0.60%
Money market accounts	388,617	6,771	2.33%	305,665	4,354	1.90%
Savings accounts	115,647	95	0.11%	117,716	97	0.11%
Time deposits	76,730	1,504	2.62%	74,054	1,624	2.93%
Other borrowings	4,406	155	4.71%	77,417	3,286	5.67%
Junior subordinated debentures (4)	11,453	488	5.69%	12,464	628	6.73%
Total interest-bearing liabilities	699,661	$9,337	1.78%	714,580	$10,558	1.97%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	365,386			355,599
Other liabilities	12,470			9,721
Total liabilities	1,077,517			1,079,900
Total shareholders’ equity	135,007			126,757
Total average liabilities and shareholders’ equity	$1,212,524			$1,206,657
Interest income as a percentage of average earning assets			5.55%			5.56%
Interest expense as a percentage of average earning assets			1.13%			1.29%
Net interest margin			4.42%			4.27%

(1)Loan interest income includes loan fee costs of approximately $778,000 for the nine months ended September 30, 2025, and loan fee costs of $533,000 for the nine months ended September 30, 2024.
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

The prime rate decreased from 8.00% at September 30, 2024, to 7.25% at September 30, 2025. Future increases or decreases will affect both interest income and expense and the resultant net interest margin.

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

Rate and Volume Analysis:

	Three Months Ended
	September 30, 2025, compared to September 30, 2024
(In thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Loans	$(261)	$126	$(135)
Investment securities available for sale	(113)	(145)	(258)
Interest-bearing deposits in FRB	70	194	264
Total interest income	(304)	175	(129)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(1)	49	48
Savings and money market accounts	—	1	1
Time deposits	(65)	(3)	(68)
Other borrowings	(116)	(524)	(640)
Junior subordinated debentures	(31)	(46)	(77)
Total interest expense	(213)	(523)	(736)
(Decrease) increase in net interest income	$(91)	$698	$607

For the three months ended September 30, 2025, total interest income decreased $129,000, or 0.82%, compared to the three months ended September 30, 2024. In comparing the two periods, average interest-earning assets increased $13.0 million, with an increase of $25.3 million in average balances held at the Federal Reserve Bank and an increase of $7.6 million in average loan balances, offset by a decrease of $19.9 million in average investment securities balances. The increase in average loan balances is attributed primarily to increases in the real estate construction and development portfolio and the agricultural portfolio, offset by decreases in the real estate mortgage portfolio, commercial and industrial portfolio, and the installment portfolio. Loan yields decreased 12 basis points and investment securities yields decreased 28 basis points. The average yield on total interest-earning assets decreased 13 basis points. The decrease in yields was primarily the result of decreases in the prime rate due to the interest rate cuts made by the Federal Reserve.

	Nine Months Ended
	September 30, 2025, compared to September 30, 2024
(In thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Loans	$(91)	607	$516
Investment securities available for sale	(210)	(359)	(569)
Interest-bearing deposits in FRB	56	305	361
Total interest income	(245)	553	308
Increase (decrease) in interest expense:
Interest-bearing demand accounts	1,448	723	2,171
Savings and money market accounts	—	(2)	(2)
Time deposits	(177)	57	(120)
Other borrowings	(476)	(2,655)	(3,131)
Junior subordinated debentures	(92)	(48)	(140)
Total interest expense	703	(1,925)	(1,222)
(Decrease) increase in net interest income	$(948)	$2,478	$1,530

For the nine months ended September 30, 2025, total interest income increased $308,000, or 0.68%, compared to the nine months ended September 30, 2024. In comparing the two periods, average interest-earning assets increased $10.5 million, with an increase of $12.1 million in average balances held at the Federal Reserve Bank and an increase of $14.3 million in average loan balances, offset by a decrease of $15.9 million in average investment securities balances. The increase in average loan balances is attributed primarily to increases in the real estate construction and development portfolio, the real estate mortgage portfolio, and the agricultural portfolio, offset by decreases in the commercial and industrial portfolio and the installment portfolio. Loan yields decreased 1 basis point and investment securities yields decreased 17 basis points. The average yield on total interest-earning assets decreased 1 basis point. This decrease in yields was primarily the result of decreases in the prime rate due to the interest rate cuts made by the Federal Reserve. Included in the increase in net interest income was the collection of $890,000 in foregone interest related to a nonaccrual loan payoff in 2025.

The overall average yield on the loan portfolio decreased to 6.00% for the nine months ended September 30, 2025, compared to 6.01% for the nine months ended September 30, 2024. At September 30, 2025, 29.72% of the Company’s loan portfolio consisted of floating rate instruments, compared to 29.40% of the portfolio at December 31, 2024, with the majority of those tied to the prime rate. Approximately 67.38%, or $191.9 million, of the floating-rate loans had rate floors at September 30, 2025. Approximately 59.42%, or $162.2 million, of the floating-rate loans had rate floors at December 31, 2024.

The Company’s net interest margin increased to 4.42% for the nine months ended September 30, 2025, compared to 4.27% for the nine months ended September 30, 2024. The net interest margin increased primarily as a result of decreases in yields on interest-bearing liabilities outpacing decreases in yields on interest-earning assets. While loan yields, investment securities yields, and yields on short-term borrowings decreased, yields on deposits increased during the period. The increase in deposit yields was primarily due to increases in money market rates, offset by decreases in rates paid on NOW accounts and time deposits. The yield on average interest-earning assets decreased from 5.56% to 5.55%. Yields on average interest-bearing liabilities decreased from 1.97% to 1.78%.

The Company’s disciplined deposit pricing efforts have helped keep the Company’s cost of funds relatively low. The cost of deposits increased from 0.91% September 30, 2024 to 1.11% at September 30, 2025, primarily due to the higher rates paid for money market accounts. The rates paid on interest-bearing liabilities, which includes interest-bearing deposits, short-term borrowings, and TruPS, decreased to 1.78% for the nine months ended September 30, 2025, compared to 1.97% for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, total interest expense decreased approximately $1.2 million, or 11.57%, compared to the nine months ended September 30, 2024. Between those two periods, average interest-bearing liabilities decreased by $14.9 million due to decreases in NOW accounts, savings accounts, and short-term borrowings, partially offset by increases in money market accounts and time deposits. Included in the balance of money market accounts at September 30, 2025 and December 31, 2024, were $100.3 million in purchased brokered deposits. The Company held $100.3 million in brokered deposits at September 30, 2024. The average rate paid on brokered deposits was 4.53% for the nine months ended September 30, 2025, and 5.51% for the nine months ended September 30, 2024.

Interest-Earning Assets and Liabilities:

The following table summarizes the year-to-date (YTD) averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Averages
	September 30, 2025	December 31, 2024	September 30, 2024
Loans	84.57%	84.13%	84.08%
Investment securities available for sale	13.92%	15.33%	15.50%
Interest-bearing deposits in other banks	1.51%	0.54%	0.42%
Total interest-earning assets	100.00%	100.00%	100.00%
NOW accounts	14.69%	17.55%	17.82%
Money market accounts	55.54%	45.04%	42.78%
Savings accounts	16.53%	16.36%	16.47%
Time deposits	10.97%	10.60%	10.36%
Other borrowings	0.63%	8.71%	10.83%
Junior subordinated debentures	1.64%	1.74%	1.74%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Noninterest Income

Changes in Noninterest Income:

The following tables set forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2025, and 2024:

	Three Months Ended
(In thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Customer service fees	$847	$719	$128	17.80%
Increase in cash surrender value of bank-owned life insurance	135	132	3	2.27%
Gain (loss) on fair value and partial redemption of junior subordinated debentures (TruPS)	247	661	(414)	62.63%
Other	389	511	(122)	(23.87)%
Total noninterest income	$1,618	$2,023	$(405)	(20.02)%

Noninterest income for the quarter ended September 30, 2025, decreased $405,000 to $1.6 million compared to the quarter ended September 30, 2024. The change in fair value of junior subordinated debentures, including the change in fair value due to the partial redemption of junior subordinated debentures, caused a $247,000 gain for the quarter ended September 30, 2025, compared to a $661,000 gain for the quarter ended September 30, 2024, resulting in a decrease in income of $414,000 between the two periods. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve and the partial redemption. Customer service fees for the quarter ended September 30, 2025 increased $128,000 when compared to the quarter ended September 30, 2024.

	Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Customer service fees	$2,211	$2,143	$68	3.17%
Increase in cash surrender value of bank-owned life insurance	400	399	1	0.25%
Gain on death benefit proceeds from bank-owned life insurance	—	573	(573)	(100.00)%
Gain (loss) on fair value and partial redemption of junior subordinated debentures (TruPS)	200	141	59	(41.84)%
(Loss) gain on sale of assets	(54)	11	(65)	(590.91)%
Other	982	1,324	(342)	(25.83)%
Total noninterest income	$3,739	$4,591	$(852)	(18.56)%

Noninterest income for the nine months ended September 30, 2025, decreased $852,000 to $3.7 million compared to the nine months ended September 30, 2024. The change in fair value of junior subordinated debentures, including the partial redemption of junior subordinated debentures, caused a $200,000 gain for the nine months ended September 30, 2025, compared to a $141,000 gain for the nine months ended September 30, 2024, resulting in a difference of $59,000. The change in the fair value of junior subordinated debentures was caused by fluctuations in the SOFR yield curve and the partial redemption of junior subordinated debentures. A gain on proceeds from life insurance of $573,000 was realized during the nine months ended September 30, 2024, with no similar gain realized during 2025. Customer service fees for the nine months ended September 30, 2025 increased $68,000 when compared to the nine months ended September 30, 2024.

Noninterest Expense

Changes in Noninterest Expense:

The following tables set forth the amount and percentage changes in the categories presented for the three and nine month periods ended September 30, 2025, and 2024:

	Three Months Ended
(In thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Salaries and employee benefits	$3,619	$3,526	$93	2.64%
Occupancy expense	997	990	7	0.71%
Data processing	414	467	(53)	(11.35)%
Technology	704	604	100	16.56%
Professional fees	331	318	13	4.09%
Loan-related expenses	110	205	(95)	(46.34)%
Regulatory assessments	176	159	17	10.69%
Director expenses	190	105	85	80.95%
Other	893	768	125	16.28%
Total expense	$7,434	$7,142	$292	4.09%

Noninterest expense for the quarter ended September 30, 2025, increased $292,000 to $7.4 million, compared to the quarter ended September 30, 2024. The increase was primarily attributed to increases in technology expense and salaries and employee benefits, and was partially offset by decreases in loan-related expenses and data processing expense. The increase in salaries and employee benefits was caused by increases in group insurance expense, employee salary expense, and 401(k) expenses. Technology expense increased due to increases in technology-related annual service contract expenses. Loan-related expenses decreased due to decreases in loan-related legal expenses during the quarter ended September 30, 2025.

	Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Salaries and employee benefits	$11,391	$10,414	$977	9.38%
Occupancy expense	2,892	2,731	161	5.90%
Data processing	1,220	776	444	57.22%
Technology	2,042	2,017	25	1.24%
Professional fees	1,327	1,204	123	10.22%
Loan-related expenses	243	637	(394)	(61.85)%
Regulatory assessments	518	493	25	5.07%
Director expenses	581	336	245	72.92%
Other	2,564	2,241	323	14.41%
Total expense	$22,778	$20,849	$1,929	9.25%

Noninterest expense for the nine months ended September 30, 2025, increased $1.9 million to $22.8 million, compared to the nine months ended September 30, 2024. The increase was primarily attributed to increases in salaries and employee benefits and data processing expenses, and was partially offset by a decrease in loan-related expenses. The increase in salaries and employee benefits was caused by increases in group insurance expense, employee salary expense, and stock-based compensation expense. The increase in data processing expense was due to increases in core processing expense. Loan-related expenses decreased partially due to the recovery of loan-related legal expenses totaling $168,000 during the nine months ended September 30, 2025, related to the payoff of one nonaccrual loan. Other expenses increased primarily due to increases in OREO expense.

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

The Company has reviewed all of its tax positions as of September 30, 2025, and has determined that there are no material additional amounts to be recorded under the current income tax accounting guidelines.

The Company’s effective tax rate for the three months ended September 30, 2025, was 28.86% compared to 25.43% for the three months ended September 30, 2024. The effective tax rates for the nine months ended September 30, 2025 and September 30, 2024, were 28.61% and 27.88%, respectively.

Financial Condition

The following table illustrates the changes in balances as of and for the periods ended:

(In thousands)	September 30, 2025	December 31, 2024	September 30, 2024	Year-to-Date $ Change	Prior Period $ Change
Cash and cash equivalents	$66,767	$56,211	$47,915	$10,556	$18,852
Net loans	942,113	912,416	958,628	29,697	(16,515)
Investment securities	144,342	160,708	168,835	(16,366)	(24,493)
Total assets	1,235,620	1,211,718	1,255,376	23,902	(19,756)
Total deposits	1,075,900	1,057,622	1,065,021	18,278	10,879
Total liabilities	1,098,238	1,081,356	1,122,520	16,882	(24,282)
Average interest-earning assets	1,106,485	1,100,634	1,096,012	5,851	10,473
Average interest-bearing liabilities	699,661	714,403	714,580	(14,742)	(14,919)

Net loans increased on a year-to-date basis due to organic growth and decreased on a year-over-year basis due to loan payoffs and principal paydowns. Investment securities decreased on a year-to-date and year-over-year basis due to repayments of principal and calls on, and maturities of, four corporate securities during 2025. Deposits increased on a year-to-date basis due to increases in non-interest bearing deposits and savings accounts. On a year-over-year basis, deposits also increased due to increases in non-interest bearing deposits and savings accounts. Deposits at September 30, 2024 included $100.3 million in purchased brokered deposits, compared to $100.3 million in brokered deposits held at December 31, 2024 and September 30, 2025. The balance changes in cash and cash equivalents were reflective of the changes in deposit balances as well as changes in short-term borrowings. There were no short-term borrowings at September 30, 2025 or December 31, 2024. Short-term borrowing totaled $34.0 million at September 30, 2024.

Earning assets averaged $1.11 billion during the nine months ended September 30, 2025, compared to $1.10 billion for the same period in 2024 and $1.10 billion for the year ended December 31, 2024. Average interest-bearing liabilities decreased to $699.7 million for the nine months ended September 30, 2025, from $714.6 million for the comparative period of 2024. Average Interest-bearing liabilities totaled $714.4 million at December 31, 2024.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Gross loans totaled $958.3 million at September 30, 2025, an increase of $29.9 million, or 3.22%, when compared to the balance of $928.5 million at December 31, 2024, and a decrease of $16.8 million, or 1.72%, when compared to the balance of $975.2 million reported at September 30, 2024. Loans on average increased $14.3 million, or 1.55%, between the nine months ended September 30, 2024 and September 30, 2025, with loans, excluding nonaccrual loans, averaging $935.7 million for the nine months ended September 30, 2025, as compared to $921.5 million for the same period in 2024.

The following table sets forth the amounts of loans, net of unearned income, outstanding by category and the category percentages for the periods presented:

	September 30, 2025		December 31, 2024		September 30, 2024
(In thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$43,366	4.50%	$63,715	6.86%	$56,686	5.81%
Real estate – mortgage	666,792	69.60%	666,694	71.81%	687,908	70.54%
Real estate construction and development	142,537	14.90%	111,145	11.97%	123,624	12.68%
Agricultural	72,132	7.50%	49,462	5.33%	66,547	6.82%
Installment and student loans	33,521	3.50%	37,446	4.03%	40,386	4.15%
Total gross loans	$958,348	100.00%	$928,462	100.00%	$975,151	100.00%

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: real estate mortgage and real estate construction and development lending. Total loans increased $29.9 million during the nine months ended September 30, 2025. There were increases of $22.7 million, or 45.83%, in agricultural loans, $31.4 million, or 28.24%, in real estate construction and development loans, and $98,000, or 0.01%, in real estate mortgage loans. Commercial and industrial loans decreased $20.3 million, or 31.94%, and installment loans decreased $3.9 million, or 10.48%.

The real estate mortgage loan portfolio, totaling $666.8 million at September 30, 2025, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting to 44.56%, 45.17%, and 45.04% of the total loan portfolio at September 30, 2025, December 31, 2024, and September 30, 2024, respectively. Commercial real estate balances increased to $427.1 million at September 30, 2025, from $419.4 million at December 31, 2024. Commercial real estate loans are generally a mix of short- to medium-term, fixed- and floating-rate instruments and are mainly secured by commercial income and multi-family residential properties.

Residential mortgage loans are generally 30-year amortizing loans with an average life of nine to 11 years. These loans totaled $239.7 million, or 25.01%, of the portfolio at September 30, 2025, $247.2 million, or 26.63%, of the portfolio at December 31, 2024, and $248.7 million, or 25.50%, of the portfolio at September 30, 2024. Included in the residential mortgage portfolio are purchased home-mortgage loan pools with aggregate balances of $212.3 million, comprising 88.56% of the total residential mortgage portfolio at September 30, 2025. These loans were purchased in whole-loan form, in several pools, during 2021 and 2022. Dovenmuehle Mortgage, Inc., (DMI) is the third-party sub-servicer for the Company’s purchased residential mortgage portfolio. DMI’s services include administration, Company-approved modification, escrow management, monitoring, and collection. DMI is paid a monthly servicing fee based primarily upon the number of loans being serviced which, at September 30, 2025, totaled 245.

Real estate construction and development loans, representing 14.87%, 11.97%, and 12.68% of total loans at September 30, 2025, December 31, 2024, and September 30, 2024, respectively, consisted of loans for residential and commercial construction projects, as well as land acquisition and development, and land held for future development. Loans in this category are secured by real estate, including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at the completion of the project or from the sale of the constructed homes to individuals.

Commercial and industrial loans decreased $20.3 million between December 31, 2024, and September 30, 2025, and decreased $13.3 million between September 30, 2024, and September 30, 2025. Agricultural loans increased $22.7 million between December 31, 2024, and September 30, 2025, and increased $5.6 million between September 30, 2024, and September 30, 2025. Installment loans decreased $3.9 million between December 31, 2024, and September 30, 2025, and decreased $6.9 million between September 30, 2024, and September 30, 2025, primarily due to decreases in student loan balances.

Included in installment loans are $28.8 million in unsecured student loans made to medical and pharmacy school students in the US and Caribbean, all of which are exclusively US citizens. Student loans decreased $7.3 million between the nine months ended September 30, 2025, and 2024, due to paydowns, consolidations with other lenders, and charge-offs totaling $4.8 million. The outstanding balance of loans for students who are in school or in a grace period and have not entered repayment status totaled $827,000 at September 30, 2025. At September 30, 2025, there were 571 loans within repayment, deferment, and forbearance which represented $15.0 million, $7.8 million, and $5.2 million in outstanding balances, respectively. Student loans have not been originated or purchased since 2019.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines, repayment terms can vary per borrower; however, repayment occurs on average within 10 to 20 years. Additional repayment capacity is provided by non-student, co-borrowers for roughly one-third of the portfolio. The average student loan balance per borrower as of September 30, 2025, was approximately $118,700. At September 30, 2024, the average balance per borrower was approximately $112,400. Loan interest rates are primarily variable and ranged from 6.00% to 12.125% at September 30, 2025.

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

The Company classifies student loans delinquent more than 90 days as substandard. At September 30, 2025, the substandard category included ten loans made to three borrowers, totaling $555,000. At December 31, 2024, ten loans made to two borrowers, totaling $421,000, were included in the substandard category. As of September 30, 2025, and December 31, 2024, reserves against the student loan portfolio totaled $7.7 million and $7.0 million, respectively. For the nine months ended September 30, 2025, $344,000 in accrued interest receivable was reversed, due to charge-offs of $4.8 million. For the nine months ended September 30, 2024, $131,000 in accrued interest receivable was reversed, due to charge-offs of $1.4 million.
The following table sets forth the Bank’s student loan portfolio with activity from December 31, 2024, to September 30, 2025:

(In thousands)	Balance
Balance at December 31, 2024	$33,889
Capitalized interest	1,978
Loan consolidations/payoffs	(1,282)
Payments received	(909)
Loans charged-off	(4,829)
Balance at September 30, 2025	$28,847

Loan participations purchased totaled $8.0 million, or 0.83%, of the portfolio, at September 30, 2025, $3.6 million, or 0.39%, of the portfolio at December 31, 2024, and $13.2 million, or 1.35%, of the portfolio at September 30, 2024. Loan participations sold totaled $2.3 million, or 0.24%, of the portfolio, at September 30, 2025, $4.2 million, or 0.45%, of the portfolio, at December 31, 2024, and $4.2 million, or 0.43%, of the portfolio at September 30, 2024.

Deposits

Deposit balances totaled $1.08 billion at September 30, 2025, representing a increase of $18.3 million, or 1.73%, from the balance of $1.06 billion reported at December 31, 2024, and an increase of $10.9 million, or 1.02%, from the balance of $1.07 billion at September 30, 2024. Included in the balances reported at September 30, 2025 and December 31, 2024 were $100.3 million in purchased brokered deposits.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2025 and December 31, 2024, and the net change between the two periods presented:

(In thousands)	September 30, 2025		December 31, 2024		$ Change
Noninterest-bearing deposits	$384,367	35.73%	$360,152	34.05%	$24,215
Interest-bearing deposits:
NOW and money market accounts	498,516	46.33%	504,466	47.70%	(5,950)
Savings accounts	116,829	10.86%	114,648	10.84%	2,181
Time deposits:
Under $250,000	43,553	4.05%	45,141	4.27%	(1,588)
$250,000 and over	32,635	3.03%	33,215	3.14%	(580)
Total interest-bearing deposits	691,533	64.27%	697,470	65.95%	(5,937)
Total deposits	$1,075,900	100.00%	$1,057,622	100.00%	$18,278

The following tables set forth estimated deposit balances exceeding the FDIC insurance limits as of:

(In thousands)	September 30, 2025	December 31, 2024
Uninsured deposits (1)	$447,027	$524,116
(1) Represents the estimated amount over the FDIC insurance limit.

	September 30, 2025
(In thousands)	Three months or less	Over three months through six months	Over six months through 12 months	Over 12 months	Total
Uninsured time deposits (1) (2)	$2,610	$5,201	$2,393	$10,201	$20,405
(1) Represents the estimated amount over the FDIC insurance limit.
(2) Uninsured time deposits are a subset of the above table.

	December 31, 2024
(In thousands)	Three months or less	Over three months through six months	Over six months through 12 months	Over 12 months	Total
Uninsured time deposits (1) (2)	$2,142	$7,946	$2,201	$10,002	$22,291
(1) Represents the estimated amount over the FDIC insurance limit.
(2) Uninsured time deposits are a subset of the above table.

Core deposits, defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation of the Company’s principal sources of funding and liquidity. These core deposits amounted to 87.65% and 87.38% of total deposits at September 30, 2025, and December 31, 2024, respectively. The Company held $100.3 million in brokered deposits at September 30, 2025, and December 31, 2024.

On a year-to-date average basis, the Company experienced an increase of $68.9 million, or 7.03%, in total deposits between the nine months ended September 30, 2025, and the nine months ended September 30, 2024. Between these two periods, interest-bearing deposits increased $59.1 million, or 9.46%, and noninterest-bearing deposits increased $9.8 million, or 2.75%. Included in the balance of average interest-bearing deposits at September 30, 2025 and September 30, 2024, are $100.0 million in purchased brokered deposits.

Short-Term Borrowings

At September 30, 2025, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $492.3 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $125.3 million. At September 30, 2025, the Company had uncollateralized lines of credit with Pacific Coast Bankers Bank (PCBB), Zions Bank, and US Bank totaling $50.0 million, $20.0 million, and $20.0 million, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate or short-term U.S. Treasury rates. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. The Company held no outstanding borrowings at September 30, 2025, and $34.0 million in outstanding borrowings at September 30, 2024. The Company had collateralized FRB lines of credit of $499.1 million, collateralized FHLB lines of credit totaling $135.6 million, and uncollateralized lines of credit of $50.0 million with PCBB, $20.0 million with Zion’s Bank, and $20.0 million with US Bank at December 31, 2024.

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

The eight (8) segments of the loan portfolio are as follows, net of unearned fees and unamortized loan origination costs (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this report):

Loan Segments for Allowance for Credit Loss Analysis	September 30, 2025	December 31, 2024
(In thousands)
Commercial and business loans	$43,312	$63,653
Government program loans	54	62
Total commercial and industrial	43,366	63,715
Real estate – mortgage:
Commercial real estate	427,077	419,422
Residential mortgages	239,698	247,248
Home improvement and home equity loans	17	24
Total real estate mortgage	666,792	666,694
Real estate construction and development	142,537	111,145
Agricultural	72,132	49,462
Installment and student loans	33,521	37,446
Total loans	$958,348	$928,462

Individually-Evaluated Loans and Specific Reserves:

The following table summarizes the components of individually-evaluated loans and related specific reserves:

	September 30, 2025		December 31, 2024
(In thousands)	Individually-Evaluated Loan Balances	Specific Reserve	Individually-Evaluated Loan Balances	Specific Reserve
Real estate construction and development	$5,685	$—	$12,185	$—
Agricultural	—	—	390	—
Total individually-evaluated loans	$5,685	$—	$12,575	$—

Individually-evaluated loans decreased $6.9 million to $5.7 million at September 30, 2025, compared to $12.6 million at December 31, 2024. This decline was related to the payoff of one nonaccrual loan and the transfer of one nonaccrual loan to OREO. There were no reserves for individually-evaluated loans using the discounted cash flow method at September 30, 2025 or December 31, 2024.

Collateral-Dependent Loans:

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$5,685	1	$12,185	3
Agricultural loans	—	—	390	1
Total	$5,685	1	$12,575	4

Credit Quality Indicators for Outstanding Student Loans:

The following table summarizes the credit quality indicators for outstanding student loans as of:

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Number of Loans	Amount	Accrued Interest	Number of Loans	Amount	Accrued Interest
School	20	$614	$491	26	$692	$512
Grace	10	213	186	3	100	63
Repayment	315	15,030	209	406	19,647	324
Deferment	158	7,795	1,848	219	9,954	2,593
Forbearance	98	5,195	171	65	3,496	133
Total	601	$28,847	$2,905	719	$33,889	$3,625

Included in installment loans are $28.8 million and $33.9 million in student loans at September 30, 2025, and December 31, 2024, respectively, made to medical and pharmacy school students. As of September 30, 2025, and December 31, 2024, the reserve against the student loan portfolio totaled $7.7 million and $7.0 million, respectively. Loan interest rates on the student loan portfolio are primarily variable and ranged from 6.00% to 12.125% at September 30, 2025, and 6.00% to 12.875% at December 31, 2024.

Nonperforming Assets:

The following table summarizes the components of nonperforming assets as of September 30, 2025, and December 31, 2024, and the percentage of nonperforming assets to total gross loans, total assets, and the percentage of nonperforming assets to allowance for loan losses:

(In thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$5,699	$12,198
Loans past due 90 days or more, still accruing	555	421
Total nonperforming loans	6,254	12,619
Other real estate owned	7,852	4,582
Total nonperforming assets	$14,106	$17,201
Nonperforming loans to total gross loans	0.65%	1.36%
Nonperforming assets to total assets	1.14%	1.42%
Allowance for credit losses to nonperforming loans	259.59%	127.16%

Nonperforming assets, which are primarily related to the real estate loan and other-real-estate-owned portfolio, decreased $3.1 million from $17.2 million at December 31, 2024, to $14.1 million at September 30, 2025. Nonaccrual loan balances decreased to $5.7 million between the two periods. The decrease in nonaccrual loans was related to the transfer of one nonaccrual loan to other-real-estate-owned and the payoff of one nonaccrual loan with a book balance of $3.2 million. The increase in other-real-estate-owned was due to the foreclosure on the transferred nonaccrual loan totaling $3.3 million. Nonaccrual loan totals at September 30, 2025, consisted of one loan which was well-collateralized and in the process of collection.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

(In thousands)	September 30, 2025	December 31, 2024	$ Change
Nonaccrual Loans:
Real estate construction and development	$5,699	$12,198	$(6,499)

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

Except for nonaccrual and individually-evaluated loans, there were no loans at September 30, 2025, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with loan repayment terms.

Nonaccrual loans, consisting of one real estate construction loan, totaled $5.7 million at September 30, 2025, a decrease of $6.5 million from the $12.2 million reported at December 31, 2024. Of the three nonaccrual loans held at December 31, 2024, one loan, totaling $3.2 million was paid off during the first quarter of 2025, and one loan, totaling $3.3 million, was transferred to the York Monterey Properties investment (please see “Note 17 - Investment in York Monterey Properties” for additional information). In determining the adequacy of the underlying collateral related to the remaining loan, management monitors trends within specific geographical areas, the loan-to-value ratio, appraisals, and other credit-related issues. Nonaccrual loans represented 0.59% of total loans at September 30, 2025 and 1.31% at December 31, 2024. The allowance for credit losses represented 284.87% and 131.55%, respectively, of nonaccrual loans for the same periods.

Other real estate owned through foreclosure increased to $7.9 million at September 30, 2025, compared to $4.6 million at December 31, 2024. This was due to the transfer of the nonaccrual loan to the York Monterey Properties investment. Nonperforming assets as a percentage of total assets decreased from 1.42% at December 31, 2024, to 1.14% at September 30, 2025.

Management continues to monitor economic conditions in the real estate market for signs of deterioration or improvement which may impact the level of the allowance for credit losses required to cover identified and potential losses in the loan portfolio. Focus has been placed on monitoring and reducing the level of problem assets.

The following table summarizes special mention loans by type as of:

(In thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$—	$2,000
Commercial real estate mortgage	13,349	5,653
Agricultural	4,629	2,228
Total special mention loans	$17,978	$9,881

The following table summarizes substandard loans by type as of:

(In thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$22,356	$22,701
Commercial real estate mortgage	535	552
Real estate construction and development	5,699	12,198
Agricultural	—	390
Installment and student loans	555	421
Total special mention loans	$29,145	$36,262

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

The following table provides a summary of the Company’s allowance for loan credit losses, loan loss provisions, and charge-off and recovery activity affecting the allowance for credit losses for the nine months ended September 30, 2025, and September 30, 2024.

Allowance for Credit Losses - Summary of Activity:

(In thousands)	September 30, 2025	September 30, 2024
Total loans outstanding at end of period before deducting allowances for credit losses	$958,348	$975,151
Average loans outstanding during period	941,412	933,449

Balance of allowance at beginning of period	$16,046	$15,658
Loans charged-off:
Installment and student loans	(4,829)	(1,471)
Total loans charged-off	(4,829)	(1,471)
Recoveries of loans previously charged off:
Real estate	2	5
Commercial and industrial	1	1
Installment and student loans	193	190
Total loan recoveries	196	196
Net loans charged-off	(4,633)	(1,275)
Provision charged to operating expense (1)	4,822	2,140
Balance of allowance for credit losses at end of period	$16,235	$16,523

Net loan charged-off to total average loans (annualized)	0.66%	0.18%
Net loan charged-off to loans at end of period (annualized)	0.64%	0.13%
Allowance for credit losses to total loans at end of period	1.69%	1.69%
Net loan charged-off to allowance for credit losses (annualized)	38.06%	30.04%
Provision for credit losses to net charge-offs	104.08%	167.84%
(1) There was a provision of $284,000 for unfunded loan commitments made during the nine months ended September 30, 2025. There was a reversal of provision of $373,000 for unfunded loan commitments made during the nine months ended September 30, 2024.

Provisions for credit losses are determined based on management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, expected losses within the portfolio, current and future economic conditions, and reasonable and supportable forecasts. Credit losses expected over the lifetime of a financial asset are determined when the asset is recognized rather than when the probable loss event occurs. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2025, a $4.8 million provision was recorded to the allowance for credit losses compared to a $2.1 million provision for the nine months ended September 30, 2024. The persistent high rate of student loan charge-offs is mainly due to the end of pandemic-related payment forbearance programs, leading to increased provisions. Despite potential future charge-offs, the overall credit loss allowance is deemed sufficient.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances (including nonaccrual loans) in each category for the nine months ended September 30, 2025 and September 30, 2024:

	September 30, 2025			September 30, 2024
(In thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	$(1)	$53,954	<0.01%	$(1)	$56,324	<0.01%
Real estate mortgages	(2)	664,399	<0.01%	(5)	662,786	<0.01%
Real estate construction and development	—	124,178	—%	—	119,171	—%
Agricultural	—	62,593	—%	—	53,747	—%
Installment and student loans	4,636	36,288	12.78%	1,281	41,421	3.09%
Total	$4,633	$941,412	0.49%	$1,275	$933,449	0.14%

Net charge-offs during the nine months ended September 30, 2025, totaled $4.6 million as compared to net charge-offs of $1.2 million for the nine months ended September 30, 2024. The Company charged off or had partial charge-offs on 79 loans to 25 borrowers during the nine months ended September 30, 2025, compared to 27 loans to 14 borrowers during the same period ended September 30, 2024. Most of these charge-offs were the result of delinquencies within the student loan portfolio where borrowers typically carry more than one loan. The annualized percentage of net charge-offs to average loans was 0.66% for the nine months ended September 30, 2025, 0.28% for the year ended December 31, 2024, and 0.18% for the nine months ended September 30, 2024. The Company’s loans, net of unearned fees, decreased from $975.2 million at September 30, 2024, to $958.3 million at September 30, 2025.

The allowance for credit losses at September 30, 2025, was 1.69% of outstanding loan balances, as compared to 1.72% at December 31, 2024, and 1.69% at September 30, 2024. At September 30, 2025, and September 30, 2024, unfunded loan commitment reserves of $1.06 million and $462,000, respectively, were reported in other liabilities.

Management believes that the loan allowance for credit losses, totaling 1.69% of the loan portfolio at September 30, 2025, is adequate to absorb both known and inherent risks in the loan portfolio. No assurance can be given, however, regarding future economic conditions, or other circumstances, which may adversely affect the Company’s service areas and result in losses in the loan portfolio not captured by the current allowance for credit losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

The following table sets forth asset balances as of:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$66,767	5.40%	$56,211	4.64%
Loans, net of unearned income	958,348	77.56%	928,462	76.62%
Unpledged investment securities	65,124	5.27%	79,623	6.57%

At September 30, 2025, the loan-to-deposit ratio was 89.07%, compared to a loan-to-deposit ratio of 87.79% at December 31, 2024.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowing capabilities. Core deposits, which comprised approximately 87.65% of total deposits at September 30, 2025, provide a significant and stable funding source for the Company. The Bank held no borrowings at September 30, 2025. Unused lines of credit with the Federal Reserve Bank and FHLB, totaling $707.6 million, were collateralized by investment securities and certain qualifying loans in the Company’s portfolio. The carrying value of loans pledged on these borrowing lines totaled $820.9 million at September 30, 2025. For further detail on the Company’s borrowing arrangements, please see “Note 6 - Short-term Borrowings/Other Borrowings” in the notes to the consolidated financial statements.

The balances of cash and cash equivalents for the dates shown are as follows (from Consolidated Statements of Cash Flows):

(In thousands)	Balance
December 31, 2023	$40,784
September 30, 2024	47,915
December 31, 2024	56,211
September 30, 2025	66,767

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

The Company’s capital plan includes guidelines and trigger points designed to ensure sufficient capital is maintained at both the Bank and Company levels. Capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the Bank’s level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company, on a consolidated basis. The capital plan requires the Bank to maintain a Tier 1 Leverage Ratio equal to or greater than 9.00%. The Bank’s Tier 1 Leverage Ratio was 12.11% and 12.35% at September 30, 2025, and 2024, respectively.

The following table sets forth the Company’s and the Bank’s actual capital positions at September 30, 2025 and December 31, 2024:

Capital Ratios:

	September 30, 2025	December 31, 2024	Minimum Requirement to be Well Capitalized	Minimum requirement for CBLR (1)
Tier 1 capital to adjusted average assets (Leverage Ratio)
Company	12.42%	12.57%	5.00%	9.00%
Bank	12.11%	12.59%	5.00%	9.00%
(1) If the Bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework (CBLR), it is deemed to be “well capitalized” under all other regulatory capital requirements. If the Bank’s leverage ratio falls below the minimum required, it would no longer be eligible to elect the use of the CBLR framework.

As of September 30, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both the Company and the Bank will continue to meet their minimum capital requirements for the foreseeable future.

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

On April 25, 2017, the Board of Directors announced the authorization of the repurchase of up to $3.0 million of the outstanding stock of the Holding Company. This amount represents 2.18% of total shareholders’ equity of $137.4 million at September 30, 2025. The timing of the purchases will depend on certain factors including, but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, or negotiated private transactions. During the nine months ended September 30, 2025, there were no repurchases of any available shares.

During the nine months ended September 30, 2025, the Bank paid $13.2 million in cash dividends to the Holding Company which funded the Holding Company’s operating costs, payments of interest on TruPS, a partial redemption of TruPS, and dividend payments to shareholders.

On September 23, 2025, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock. The dividend was paid on October 21, 2025, to shareholders of record as of October 3, 2025. Approximately $2.1 million was transferred from retained earnings to dividends payable to allow for the distribution of the dividend to shareholders.

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

As of September 30, 2025, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures was carried out under the supervision and participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

N/A

Item 6. Exhibits:

(a)Exhibits:

3.1	Articles of Incorporation of Registrant (1)

3.1.1	Amended Articles of Incorporation

3.2	Bylaws of Registrant (1)

3.3	Amended Bylaws of Registrant

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (4)

10.3	United Security Bancshares 2015 Equity Incentive Award Plan (3)

10.4	Executive Salary Continuation Agreement for William Yarbenet (4)

10.5	Employment Agreement for William Yarbenet (4)

10.6	Change in Control Agreement for Robert Oberg (5)

10.7	Executive Salary Continuation Agreement for Robert Oberg (5)

10.8	Information Technology Engagement Letter with Mahmood, LLC, Dated June 29, 2022

10.9	Employment Agreement for David Kinross (6)

10.10	Employment Agreement for Porsche Saunders

10.11	Change in Control Agreement for Porsche Saunders

10.12	First Amendment to Employment Agreement for Porsche Saunders

10.13	United Security Bancshares 2025 Equity Incentive Award Plan (7)

10.14	Employment Agreement for Kevin Williams

11.1	Computation of earnings per share. See Note 10 to Consolidated Financial Statements set forth in “Item 1. Financial Statements and Supplementary Data” of this Report. *

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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
(3) Previously filed on April 13, 2015 as Appendix A to the Company’s 2015 Schedule 14A Definitive Proxy (file number 000-32897).
(4) Previously filed on March 2, 2018 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2017 (file number 000-32897).
(5) Previously filed on March 1, 2019 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2018 (file number 000-32897).
(6) Previously filed on November 1, 2022 as an exhibit to the Company’s filing on Form 8-K (file number 000-32897).
(7) Previously filed on April 7, 2025 as Appendix A to the Company’s 2025 Schedule 14A Definitive Proxy (file number 000-32897).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date:	November 7, 2025	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer