Form 10-K
period 2025-12-31
UNITED SECURITY BANCSHARES
filed 2026-03-26
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987
UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (888) 683-6030
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
Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Small reporting company ☒		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2025: $104,165,322
Shares outstanding as of March 24, 2026:  17,255,505

UNITED SECURITY BANCSHARES

 PART 1

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K (this “Report”) including, but not limited to, those described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. All statements contained in this Report that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Factors that might cause such differences include, but are not limited to:

•the possibility that any of the anticipated benefits of the proposed merger with Community West Bancshares (the “Merger”) will not be realized or will not be realized within the expected time period;
•the risk that integration of the Company’s operations with those of Community West Bancshares (“CWBC”) will be materially delayed or will be more costly or difficult than expected;
•the inability to complete the proposed Merger due to the failure of the Company’s shareholders to adopt the Merger Agreement, or the failure of CWBC’s shareholders to adopt the Merger Agreement or to approve the issuance of CWBC’s common stock in connection with the Merger;
•the failure to satisfy other conditions to completion of the proposed Merger;
•the failure of the proposed Merger to close for any other reason;
•the challenges of integrating and retaining key employees;
•the effect of the announcement of the proposed Merger on the Company’s, CWBC’s or the combined company’s respective customer and employee relationships and operating results;
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
•asset/liability matching risks;
•and changes in accounting policies or procedures.

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

On December 16, 2025, the Company announced the signing of an Agreement and Plan of Merger with Community West Bancshares (NASDAQ: CWBC), headquartered in Fresno, California, together with its banking subsidiary, Community West Bank, pursuant to which the companies will combine in an all-stock merger transaction. Under the terms of the agreement, United Security Bancshares will merge with and into Community West Bancshares and United Security Bank will merge with and into Community West Bank. The United Security Bancshares and Community West Bancshares Boards of Directors have unanimously approved the transaction. The merger is expected to be completed during the second quarter of 2026.

United Security Bank

The Bank is a California state-chartered bank headquartered in Fresno, California. At December 31, 2025, the Bank operates three branches (including its main office), one construction lending office, and one commercial lending office in Fresno, California and one branch each in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, Campbell, Mendota, and Fowler, California. The Bank has Interactive Teller Machines (ITMs) at all branch locations and nine off-site ITMs at non-branch locations. In addition, the Holding Company and the Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

York Monterey Properties, Inc.

York Monterey Properties, Inc. (YMP) was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, foreclosures in Monterey County. These properties exceeded the 10-year regulatory holding period for other real estate owned, or “OREO.” The Bank acquired five lots through a non-judicial foreclosure on or about May 29, 2009, and purchased three lots from another bank. The Bank capitalized YMP through the transfer of these eight unimproved lots at a historical cost of $5.3 million. YMP was originally funded with a $250,000 cash investment and the transfer of those lots by the Bank to YMP. During 2025, the Bank acquired an additional six lots through a second non-judicial foreclosure and transferred the loan balances of $3.6 million to YMP. As of December 31, 2025, these properties are included within the consolidated balance sheets as part of “other real estate owned.” Please see “Note 20 - Investment in York Monterey Properties.”

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

Concurrent with the issuance of the Trust Preferred Securities, USB Capital Trust II used the proceeds of the Trust Preferred Securities offering to purchase a like amount of junior subordinated debentures (TruPS) issued by the Company. The Company pays interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred Securities. During 2015, $3.0 million of the original $15.0 million principal balance of the subordinated debentures related to the Trust Preferred Securities was purchased by the Bank and subsequently purchased by the Company from the Bank. During 2025, an additional $6.0 million was purchased by the Bank and subsequently the Company. The Company has now redeemed a total of $9.0 million in par value of the subordinated debentures, resulting in a remaining contractual principal balance of $6.0 million. The Company may redeem the junior subordinated debentures at any time at par.

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

The Bank’s primary market areas are Fresno, Madera, Santa Clara, and Kern County, California. There are 53 FDIC-insured financial institutions competing for business in those areas. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2025, which is the most current information available.

	Rank	Share
Fresno County	9th	4.75%
Madera County	10th	3.31%
Kern County	14th	0.73%
Santa Clara County	42nd	0.01%
Total of Fresno, Madera, Kern, and Santa Clara Counties	17th	0.56%

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

The Dodd-Frank Act was enacted under the administration of former President Barack Obama. In 2018, the subsequent administration, under President Donald Trump, rolled back key pieces of the Dodd-Frank Act as part of its efforts to loosen regulatory restrictions on financial institutions including, but not limited to, easing the “Volker Rule,” stress tests, and other constraints on financial institutions. In response to the banking crisis of 2023, the Biden administration expressed a commitment to reemphasize restrictions on financial institutions which were loosened during the previous administration. However, due to a divided congress, Biden was unable to pass legislation strengthening banking regulations. Under the new Trump administration, it is believed that banking regulations may be loosened further. Less than a month into his term, he took steps to further lessen the Consumer Financial Protection Bureau (CFPB), a key provision of the Dodd-Frank Act, and has indicated further deregulation is in order. The Company cannot predict which provisions of the Dodd-Frank Act will be repealed, put in to effect, delayed, or enforced and, therefore, cannot predict the effect, if any, that the Dodd-Frank Act and regulations promulgated thereunder or actions initiated by the Trump administration will have on its future results of operations and financial condition.

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

As of December 31, 2025, the Company and the Bank were “well capitalized” under the applicable standards. The actual capitalization ratios for the Bank and the Company as of December 31, 2025 can be found at “Note 22 - Regulatory Matters” to the consolidated financial statements.

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

Brokered Deposit Restrictions

While well-capitalized institutions are not subject to limitations on brokered deposits, adequately-capitalized institutions must obtain an FDIC waiver prior to accepting, renewing, or rolling over brokered deposits and are subject to restrictions on the rates paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2025, the Bank was deemed to be “well-capitalized” and, therefore, eligible to accept brokered deposits.

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

The FHLB – SF capital stock is redeemable with five year’s written notice, subject to certain conditions. At December 31, 2025, the Bank owned 67,374 shares of the FHLB-SF capital stock valued at $6,737,400.

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

At December 31, 2025, the Bank owned 39,440 shares of FRB-SF stock with paid-in capital totaling $1,972,000.

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

In September 2024, the FDIC issued a final statement of policy outlining its approach to reviewing Bank Merger Act applications for FDIC-supervised institutions, including the Bank. This policy establishes higher expectations for the statutory factors the FDIC must consider when evaluating such applications. Additionally, in September 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and introduced the 2024 Banking Addendum, clarifying that it will evaluate competition concerns related to bank and bank holding company mergers using the 2023 Merger Guidelines and the 2024 Banking Addendum. This analysis may involve considering theories of harm and relevant markets not addressed by the 1995 guidelines, which primarily focused on deposit and branch concentrations. Recently, the FDIC board of directors approved a proposal to revoke that policy statement, reverting on an interim basis to guidelines published in 2008 for consideration of bank mergers, and indicated the FDIC was conducting a broader reevaluation of its bank merger review process. In May 2025, the FDIC rescinded the agency’s 2024 Statement of Policy on Bank Merger Transactions (2024 Statement of Policy) and reinstated the Statement of Policy on Bank Merger Transactions (Bank Merger Statement of Policy) that was in effect prior to 2024.

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

Human Capital

The Company employed 113 full-time equivalent staff as of December 31, 2025. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

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

Item 1B - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2025.

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

At December 31, 2025, the Company held leases for seven of the branches and the seven remote ITM locations, and owned the remaining six branches. The Company also owns its headquarters in Fresno, California. Most of the leases have renewal options and, in management’s opinions, all properties are adequately covered by insurance. The Company considers its existing facilities to be sufficient for current and future use. Please see “Note 5 - Premises and equipment” and “Note 9 - Leases” in the “Notes to Consolidated Financial Statements” for further detail.

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

PART II
Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

The Company’s common stock trades on The Nasdaq Global Select Market and is traded under the symbol UBFO. At December 31, 2025, there were approximately 492 record holders of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The following table sets forth the high and low closing sales prices by quarter for the common stock, for the years ended December 31, 2025, and 2024.

	Closing Prices
Quarter	High	Low	Volume
4th Quarter 2025	$10.40	$8.54	2,261,700
3rd Quarter 2025	$9.84	$8.27	1,599,200
2nd Quarter 2025	$9.34	$7.56	3,534,000
1st Quarter 2025	$10.13	$8.80	1,566,800
4th Quarter 2024	$10.31	$8.14	1,587,500
3rd Quarter 2024	$8.91	$7.07	2,016,700
2nd Quarter 2024	$7.53	$7.12	661,000
1st Quarter 2024	$8.28	$7.15	971,000

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

Cash dividends declared during 2025 and 2024 are as follows:

2025			2024
Date Declared	Date Paid	Dividend Amount	Date Declared	Date Paid	Dividend Amount
March 25, 2025	April 22, 2025	$0.12	March 26, 2024	April 22, 2024	$0.12
June 24, 2025	July 22, 2025	$0.12	June 25, 2024	July 23, 2024	$0.12
September 23, 2025	October 21, 2025	$0.12	September 24, 2024	October 23, 2024	$0.12
December 16, 2025	January 13, 2026	$0.12	December 17, 2024	January 17, 2025	$0.12

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2025. All of our equity compensation plans have been approved by the shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights (column (a))		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	75,000	(1)	$9.54	1,099,074
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	75,000		$9.54	1,099,074

Under the United Security Bancshares 2025 Equity Incentive Award Plan (2025 Plan), we are authorized to issue restricted stock awards and units. Restricted stock awards and restricted stock units are not included in the total in column (a). At December 31, 2025, there were 13,787 unvested restricted stock awards and 280,717 shares of restricted stock units issued and outstanding under both the 2025 Plan and the United Security Bancshares 2015 Equity Incentive Award Plan (2015 Plan).

A complete description of the above plans is included in “Item 8 - Note 12 - Stock-Based Compensation in the Notes to the Consolidated Financial Statements and is hereby incorporated by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 25, 2017, the Company’s Board of Directors approved the repurchase of up to $3 million of the outstanding common stock of the Company. The duration of the program is open-ended and the timing of purchases will depend on market conditions. The Company did not repurchase any common shares under the stock repurchase plan during the years ended December 31, 2025, and 2024.

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

Proposed Merger

On December 16, 2025, the Company announced the signing of an Agreement and Plan of Merger with Community West Bancshares (NASDAQ: CWBC), headquartered in Fresno, California, together with its banking subsidiary, Community West Bank, pursuant to which the companies will combine in an all-stock merger transaction. Under the terms of the agreement, United Security Bancshares will merge with and into Community West Bancshares and United Security Bank will merge with and into Community West Bank. The United Security Bancshares and Community West Bancshares Boards of Directors have unanimously approved the transaction. The merger is expected to close in the second quarter of 2026.

Executive Summary

During 2025, the Company focused on its strategy of serving the banking needs of its customers and retaining deposit balances in a competitive deposit rate environment.

2025 Financial Summary and 2024 Comparison

▪On December 16, 2025, the Company signed a definitive merger agreement with Community West Bancshares pursuant to which the companies will combine in an all-stock merger transaction.
▪Net interest margin increased to 4.41% at December 31, 2025 compared to 4.26% at December 31, 2024.
▪Annualized average cost of deposits was 1.08% for the year ended December 31, 2025, compared to 0.96% for the year ended December 31, 2024.
▪Net income decreased to $12.3 million for the year ended December 31, 2025, compared to $14.8 million during the year ended December 31, 2024.
▪Interest and fees on loans increased $190,000 to $55.4 million for the year ended December 31, 2025, compared to $55.2 million for the year ended December 31, 2024.
▪Interest income increased $61,000 to $60.8 million for the year ended December 31, 2025, compared to $60.8 million for the year ended December 31, 2024.
▪Interest expense decreased 13.38% to $12.0 million for the year ended December 31, 2025, compared to $13.9 million for the year ended December 31, 2024.
▪Noninterest income increased $373,000 to $5.1 million for the year ended December 31, 2025, compared to $4.7 million for the year ended December 31, 2024.
▪Partial redemptions of the junior subordinated debentures (TruPS) of $3.0 million each were made on July 1, 2025, and October 1, 2025, leaving a remaining contractual balance of $6.0 million at December 31, 2025. The partial redemptions resulted in realized gains of $481,000 which were recorded through the income statement.
▪The total fair value of TruPS changed by $840,000 during the year ended December 31, 2025. A gain of $391,000 was recorded through the income statement and a loss of $1.2 million was recorded through accumulated other comprehensive income. The total fair value of TruPS changed by $368,000 during the year ended December 31, 2024. A loss of $614,000 was recorded through the income statement and a gain of $245,000 was recorded through accumulated other comprehensive income.
▪The Company recorded a provision for credit losses of $5.6 million for the year ended December 31, 2025, compared to a provision for credit losses of $3.0 million for the previous year.
▪Noninterest expense increased 11.70% to $31.6 million, compared to $28.3 million for the year ended December 31, 2024.
▪Annualized return on average assets (“ROAA”) decreased to 1.01%, compared to 1.22% for the year ended December 31, 2024.
▪Annualized return on average equity (“ROAE”) decreased to 9.02%, compared to 11.52% for the year ended December 31, 2024.
▪Total loans, net of unearned fees, decreased 1.4% to $915.4 million, compared to $928.5 million at December 31, 2024.
▪Total deposits increased 2.9% to $1.09 billion, compared to $1.06 billion at December 31, 2024.

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

The Company’s earnings are impacted by monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank (“FRB”) has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. Since 2024, the FOMC has lowered interest rates five times for a total reduction of 175 basis points. Current market expectations are for one to two cuts during 2026, dependent on inflation and unemployment rates, as well as market impacts from the U.S. military operations in Iran.

Inflation may negatively affect the market value of investment securities and lead to increased interest expense on deposits and higher costs for borrowings as well as increased labor costs due to higher wages. Additionally, increased inflation levels, in particular related to the U.S. military operations in Iran, could lead to higher oil and gas prices, which may negatively impact the net operating income of borrowers and affect their ability to repay their loans.

While inflation has slowed at present, new tariff implementations and uncertainties related to President Trump’s policies and Supreme Court rulings, may lead to more increases in inflation rates. Elevated inflation and expectations for elevated future inflation can adversely impact economic growth, consumer and business confidence, and our financial condition and results. In addition, elevated inflation may cause unexpected changes in monetary policies and actions which may adversely affect consumer confidence, the economy, and our financial condition and results.

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

Results of Operations
The following table sets forth selected historical consolidated financial information for each of the years in the three‑year period ended December 31, 2025. The selected financial data should be read in conjunction with the consolidated financial statements as of December 31, 2025 and 2024, and the related Notes to Consolidated Financial Statements contained in “Item 8 - Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
(In thousands, except per-share data and ratios)	2025	2024	2023
Summary of Year-to-Date Earnings:
Interest income	$60,812	$60,751	$60,377
Interest expense	12,041	13,901	11,056
Net interest income	48,771	46,850	49,321
Provision for credit losses	5,574	2,963	1,460
Net interest income after provision for credit losses	43,197	43,887	47,861
Noninterest income	5,086	4,713	5,569
Noninterest expense	31,588	28,280	25,954
Income before provision for income taxes	16,695	20,320	27,476
Provision for income taxes	4,407	5,537	7,680
Net income	$12,288	$14,783	$19,796

Per Share Data:
Net income - Basic	$0.70	$0.85	$1.16
Net income - Diluted	$0.70	$0.85	$1.16
Weighted average common shares outstanding - Basic	17,493,576	17,188,384	17,114,214
Weighted average common shares shares outstanding - Diluted	17,498,322	17,199,817	17,125,186
Book value per share	$7.94	$7.51	$7.14

Financial Position at Year End:
Total assets	$1,248,313	$1,211,718	$1,211,045
Total net loans	900,589	912,416	904,384
Total deposits	1,088,780	1,057,622	1,004,477
Total shareholders’ equity	139,683	130,362	122,542

Selected Financial Ratios:
Return on average assets	1.01%	1.22%	1.57%
Return on average equity	9.02%	11.52%	17.05%
Average equity to average assets	11.23%	10.60%	9.2%
Net interest margin (1)	4.41%	4.26%	4.29%
Allowance for credit losses as a percentage of total nonperforming assets	106.69%	93.29%	95.15%
Net charge-offs to net loans	0.67%	0.28%	0.25%
Loan-to-deposit ratio	84.08%	87.79%	91.59%
Net charge-offs to average loans	0.65%	0.28%	0.24%
Nonaccrual loans to total loans	0.62%	1.31%	1.24%
Allowance for credit losses as a percentage of nonaccrual loans	259.31%	131.55%	136.77%
Allowance for credit losses as a percentage of period-end loans	1.62%	1.72%	1.70%
Dividend payout ratio	68.37%	56.35%	40.67%
(1) Fully taxable-equivalent

Net income for the year ended December 31, 2025 was $12.3 million, or $0.70 per basic and diluted share, compared to $14.8 million, or $0.85 per basic and diluted share, for the year ended December 31, 2024. The decrease of $2.5 million between December 31, 2024 and December 31, 2025 is primarily the result of increases in interest paid on deposits and increases in the provision for credit losses, partially offset by an increase in the fair value of TruPS and decreases in short-term borrowing expenses. A gain of $391,000 was recorded on TruPS for the year ended December 31, 2025, compared to a loss of $614,000 recorded for the year ended December 31, 2024. Also included in the decrease in income were $674,000 in merger-related expenses related to the proposed merger with Community West Bank. Interest income increased by $61,000, or 0.10%, between December 31, 2024 and December 31, 2025. The provision for income taxes decreased by $1.1 million, or 20.41%.

Return on average assets was 1.01% for the year ended December 31, 2025 compared to 1.22% for the year ended December 31, 2024. Return on average equity was 9.02% for the year ended December 31, 2025 compared to 11.52% for the year ended December 31, 2024.

The lower return on average assets experienced by the Company between 2025 and 2024 was the result of decreases in income due to the higher interest rates reflected in interest expenses on deposits as well as lower rates on interest-earning assets and an increase in average assets. Decreases in the return on average equity were the result of decreases in net income outpacing growth in shareholder’s equity. The growth in equity is affected by our dividend payout ratio as well as changes in accumulated other comprehensive income.

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

Net interest income before the provision for credit losses was $48.8 million for the year ended December 31, 2025, representing an increase of $1.9 million, or 4.1%, compared to net interest income before the provision for credit losses of $46.9 million for the year ended December 31, 2024. Increased interest income on loans and overnight deposits held at the Federal Reserve and decreases in expense on short-term borrowings, partially offset by increased deposit interest expense, led to the increase in the net interest margin, as shown in the table below. The net interest margin increased to 4.41% for the year ended December 31, 2025, compared to 4.26% for the year ended December 31, 2024.

Distribution of Average Assets, Liabilities and Shareholders’ Equity:

The following table summarizes the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax-equivalent basis for the years indicated:

		2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans and leases (1) (2)	$931,247	$55,426	5.95%	$925,993	$55,236	5.97%
Investment securities (at fair value)	151,550	4,380	2.89%	168,740	5,209	3.09%
Interest-bearing deposits in FRB	23,860	1,006	4.22%	5,901	306	5.19%
Total interest-earning assets	1,106,657	$60,812	5.50%	1,100,634	$60,751	5.52%
Allowance for credit losses	(15,872)			(15,727)
Noninterest-earning assets:
Nonaccrual loans	6,250			11,906
Cash and due from banks	32,743			33,457
Premises and equipment, net	8,843			8,986
Accrued interest receivable	6,899			7,267
Other real estate owned	7,648			4,582
Other assets	59,769			59,879
Total average assets	$1,212,937			$1,210,984
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$98,805	$346	0.35%	$125,295	$746	0.60%
Money market accounts	386,628	8,868	2.29%	321,776	6,541	2.03%
Savings accounts	116,264	128	0.11%	116,900	129	0.11%
Time deposits	76,717	1,971	2.57%	75,756	2,163	2.86%
Other borrowings	3,296	155	4.70%	62,212	3,506	5.64%
Junior subordinated debentures	10,196	573	5.62%	12,464	816	6.55%
Total interest-bearing liabilities	691,906	$12,041	1.74%	714,403	$13,901	1.95%
Noninterest-bearing liabilities:
Noninterest-bearing checking	371,859			358,212
Accrued interest payable	478			388
Other liabilities	12,431			9,677
Total average liabilities	1,076,674			1,082,680
Total average shareholders’ equity	136,263			128,304
Total average liabilities and shareholders’ equity	$1,212,937			$1,210,984
Interest income as a percentage of average earning assets			5.50%			5.52%
Interest expense as a percentage of average earning assets			1.09%			1.26%
Net interest margin			4.41%			4.26%
(1) Loan interest income includes deferred loan fees and costs of approximately $1.1 million for the year ended December 31, 2025 and deferred loan fees and costs of approximately $903,000 for the year ended December 31, 2024.
(2) Average loans do not include nonaccrual loans but do include interest income recovered from previously charged-off loans.

The prime rate decreased from 8.50% for the year ended 2024 to 6.75% for the year ended 2025. Future increases or decreases will affect rates for both interest income and expense and the resultant net interest margin.

Both net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years ended December 31, 2025, and 2024.

Rate and Volume Analysis:

	2025 compared to 2024
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$190	$(123)	313
Investment securities	(829)	(319)	(510)
Interest-bearing deposits in FRB	700	107	593
Total interest income	61	(335)	396
Increase (decrease) in interest expense:
Interest-bearing demand accounts	1,927	1,266	661
Savings accounts	(1)	—	(1)
Time deposits	(191)	(218)	27
Other borrowings	(3,351)	(495)	(2,856)
Subordinated debentures	(244)	(107)	(137)
Total interest expense	(1,860)	446	(2,306)
Increase (decrease) in net interest income	$1,921	$(781)	2,702

The net interest margin increased in 2025 due to decreases in rates on interest-bearing liabilities outpacing decreases in rates on interest-earning assets. Rates on interest-bearing liabilities decreased due to decrease in rates on short-term borrowings and TruPS, partially offset by increases in rates paid on interest-bearing deposits. The increase in deposit costs was primarily a result of the higher rates paid on purchased brokered deposits. The decrease in loan yields is a result of the repricing of variable-rate loans and lower rates on loan originations. Investment yields decreased due to decreases in rates on floating-rate investment securities and calls on, and maturities of, higher-yield corporate securities. The yield on the loan portfolio was 5.95% for the year ended December 31, 2025, compared to 5.97% for the year ended December 31, 2024. For the year ended December 31, 2025, total interest income increased approximately $61,000, or 0.10%, compared to the year ended December 31, 2024, reflective of increases of $700,000 on overnight deposits held at FRB and $190,000 in loan interest income, offset by decreases of $829,000 in investment income. Average interest-earning assets increased approximately $6.0 million between 2025 and 2024 while the rate on interest-earning assets decreased 2.0 basis points between the two periods. The increase in average earning assets between 2025 and 2024 was the result of increases of $18.0 million in overnight deposits held at FRB and increases of $5.3 million in loans, offset by decreases of $17.2 million in investment securities due to calls, maturities, and paydowns.

For the year ended December 31, 2025, total interest expense decreased approximately $1.9 million, or 13.38%, compared to the year ended December 31, 2024, due to decreased expense on short-term borrowings, offset by increased deposit interest expense. Between the two periods, average interest-bearing liabilities decreased by $22.5 million, while the average rates paid on these liabilities decreased by 21 basis points. At December 31, 2025, the Company held $75.2 million in brokered deposits, compared to $100.3 million at December 31, 2024. These brokered deposits were purchased in order to reduce short-term borrowings, fund loan growth, and offset deposit runoff as part of the Bank’s cash management strategy.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	Year-to-Date Average
	2025	2024
Loans	84.15%	84.13%
Investment securities available for sale	13.69%	15.33%
Interest-bearing deposits in FRB	2.16%	0.54%
Total earning assets	100.00%	100.00%

NOW accounts	14.28%	17.55%
Money market accounts	55.88%	45.04%
Savings accounts	16.80%	16.36%
Time deposits	11.09%	10.60%
Other borrowings	0.48%	8.71%
Subordinated debentures	1.47%	1.74%
Total interest-bearing liabilities	100.00%	100.00%

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

For the year ended December 31, 2025, a $5.6 million provision was made to the allowance for credit losses. A provision totaling $3.0 million was made for the year ended December 31, 2024.

The allowance for credit losses decreased to 1.62% of total loans at December 31, 2025, compared to 1.72% at December 31, 2024. The provisions of $5.6 million recorded in 2025 and $3.0 million recorded in 2024, were primarily the result of deterioration within the student loan portfolio. For further discussion, refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality and Allowance for Credit Losses.”

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated:

(In thousands)	2025	% of Total	2024	% of Total
Customer service fees	$2,954	58.08%	$2,918	61.91%
Increase in cash surrender value of bank-owned life insurance	561	11.03%	551	11.69%
Gain on proceeds from bank-owned life insurance	—	—%	573	12.16%
Gain (loss) on fair value of junior subordinated debentures	391	7.69%	(614)	(13.03)%
Other	1,180	23.20%	1,285	27.27%
Total	$5,086	100.00%	$4,713	100.00%

Noninterest income consists primarily of fees and commissions earned on services provided to banking customers, fair value adjustments to the value of TruPS, and, to a lesser extent, gain or loss on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2025 increased $373,000, or 7.91%, when compared to 2024. Customer service fees, the primary component of noninterest income, totaled $3.0 million for both periods. The increase in noninterest income of $373,000 between the two periods is primarily the result of changes in the fair value of TruPS, offset by a gain on life insurance proceeds realized during 2024. A gain of $391,000 was recorded on TruPS during the year ended 2025 compared to a loss of $614,000 recorded during 2024. The change in the fair value of TruPS was primarily caused by fluctuations in the

SOFR yield curve. During the year ended December 31, 2024, gains of $573,000 were realized on proceeds from bank-owned life insurance.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2025, and 2024:

	2025		2024
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$15,557	1.41%	$13,884	1.26%
Occupancy expense	3,863	0.35%	3,686	0.33%
Data processing	1,623	0.15%	1,114	0.10%
Technology	2,766	0.25%	2,680	0.24%
Professional fees	1,643	0.15%	1,716	0.16%
Merger-related expenses	674	0.06%	—	—%
Loan-related expenses	343	0.03%	861	0.08%
Regulatory assessments	698	0.06%	697	0.06%
Director fees	780	0.07%	436	0.04%
Other	3,641	0.33%	3,206	0.29%
Total	$31,588	2.85%	$28,280	2.57%

Noninterest expense increased $3.3 million, or 11.70%, between the years ended December 31, 2025, and 2024. The net increase in noninterest expense between the comparative periods is primarily the result of increases in salaries and employee benefits and data processing expense as well as merger-related expenses. The increase in salaries and employee benefits for the year are related to increased salary expense, stock compensation expense, and group insurance costs. Increases in data processing expenses are related to core processing expenses.

Income Taxes

The provision for income taxes is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the statements of operations and comprehensive income. As pretax income or loss amounts become greater, the impact of these differences becomes less significant and is reflected as a variance in the effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the statements of income and comprehensive income. The effective tax rate for the year ended December 31, 2025, was 26.40% compared to 27.20% for the year ended December 31, 2024. The decrease in the tax rate between the two periods was due primarily to a permanent adjustment to a state tax accrual due to the expiration of a California statute.

Financial Condition

The following table sets forth key financial data as of and for the years ended:

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Due from Federal Reserve Bank (FRB)	$91,202	$24,411	$66,791	273.61%
Loans, net of unearned income	$900,589	$912,416	$(11,827)	(1.37)%
Investment securities	$143,255	$160,708	$(17,453)	(10.86)%
Total assets	$1,248,313	$1,211,718	$36,595	3.02%
Total deposits	$1,088,780	$1,057,622	$31,158	2.95%
Total liabilities	$1,108,630	$1,081,356	$27,274	2.52%
Average interest-earning assets	$1,106,657	$1,100,634	$6,023	0.55%
Average interest-bearing liabilities	$691,906	$714,403	$(22,497)	(3.15)%

Net loans decreased due to loan payoffs and maturities. Investment securities decreased due to principal repayments of $10.5 million as well as calls on, and maturities of, $14.3 million in corporate securities. Both overnight interest-bearing deposits in the Federal Reserve Bank and total deposits increased due to increases in noninterest-bearing deposits.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest component of earning assets. Gross loans totaled $917.5 million at December 31, 2025, a decrease of $12.7 million, or 1.37%, from $930.2 million at December 31, 2024. During 2025, average loans decreased 0.04% compared to the year ended December 31, 2024. Average loans, including nonaccrual loans, totaled $937.5 million and $937.9 million for the years ended December 31, 2025 and 2024, respectively.

The following table sets forth the amounts of loans, net of unearned income, outstanding by category and the category percentages as of the year-end dates indicated:

	2025		2024
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Change
Commercial and industrial	$46,184	5.05%	$63,715	6.86%	$(17,531)
Real estate mortgage	666,741	72.83%	666,694	71.81%	$47
Real estate construction and development	118,841	12.98%	111,145	11.97%	$7,696
Agricultural	51,868	5.67%	49,462	5.33%	$2,406
Installment and student loans	31,793	3.47%	37,446	4.03%	$(5,653)
Total loans	$915,427	100.00%	$928,462	100.00%	$(13,035)

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: real estate mortgage and construction lending. Total loans, net of unearned income, decreased 1.40% during 2025. Real estate construction and development loans increased 6.92%, agricultural loans increased 4.86%, real estate mortgage loans increased 0.01%, commercial and industrial loans decreased 27.51%, and installment loans decreased 15.10%.

The real estate mortgage loan portfolio, totaling $666.7 million at December 31, 2025, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate loans have remained a significant percentage of total loans over the past year, amounting for 47.00% and 45.17% of the total loan portfolio at December 31, 2025 and December 31, 2024, respectively. Commercial real estate balances increased to $430.3 million at December 31, 2025 from $419.4 million at December 31, 2024. Commercial real estate loans are generally a mix of short- to medium-term, fixed- and floating-rate instruments and are mainly secured by commercial income and multi-family residential properties. Residential mortgage loans are generally 30-year amortizing loans with an average life of six to eight years. These loans totaled $236.5 million, or 25.83%, of the portfolio at December 31, 2025, and $247.2 million, or 26.63%, of the portfolio at December 31, 2024. Real estate mortgage loans in total increased $47,000, or 0.01%, during 2025. The home equity loan portfolio totaled $14,000 at December 31, 2025, and $24,000 at December 31, 2024.

Real estate construction and development loans, representing 12.98% and 11.97% of total loans at December 31, 2025 and December 31, 2024, respectively, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment of construction loans generally comes from long-term mortgages with other lending institutions obtained at project completion or from the sale of the constructed homes to individuals.

Purchased loan participations totaled $5.4 million at December 31, 2025 compared to $3.6 million at December 31, 2024. Loan participations sold decreased from $4.21 million, or 0.45%, of the portfolio at December 31, 2024, to $4.02 million, or 0.44%, at December 31, 2025.

At December 31, 2025, approximately 33.21% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, are primarily short-term, floating-rate loans for crop financing.

Included in installment loans at December 31, 2025 are $27.1 million in unsecured student loans made to medical and pharmacy school students in the U.S. and Caribbean, all of whom are U.S. citizens. Student loans decreased $6.8 million from the balance of $33.9 million reported at December 31, 2024, due to paydowns, consolidations with other lenders, and charge-offs. The outstanding balance of student loans for students who are either in school or a grace period and have not begun repayment totaled $702,000 at December 31, 2025. Accrued interest on student loans that are in school or a grace period totaled $589,000 at December 31, 2025. At December 31, 2025, there were 545 loans within repayment, deferment, and forbearance which represented $16.1 million, $8.1 million, and $2.3 million in outstanding balances, respectively. Student loans have not been purchased or originated since 2019.

Repayment of the unsecured student loans is premised on the medical and pharmacy students graduating and becoming high-income earners. Under program guidelines, repayment terms can vary per borrower; however, repayment occurs on average within 10 to 20 years. Additional repayment capacity is provided by non-student, co-borrowers for roughly one-third of the portfolio. The average student loan balance per borrower as of December 31, 2025, was approximately $119,400. Loan interest rates are variable and currently range from 6.00% to 12.00%.

At December 31, 2025, $16.1 million of student loans were in repayment compared to $19.6 million as of December 31, 2024. Accrued interest on student loans totaled $2.9 million and $3.6 million as of December 31, 2025, and 2024, respectively. At December 31, 2025, the reserve against the student loan portfolio totaled $7.7 million. During the year ended December 31, 2025, $496,000 in accrued interest receivable was reversed, due to charge-offs of $6.3 million. At December 31, 2024, the reserve totaled $7.0 million and $328,000 in accrued interest was reversed due to charge-offs of $2.8 million.

The following table sets forth the Bank’s student loan portfolio activity from December 31, 2024 and December 31, 2025:

(In thousands)
Balance as of December 31, 2023	$38,493
Capitalized Interest	2,611
Payments Received	(1,301)
Loan Consolidations/Payoffs	(3,072)
Loans Charged-off	(2,842)
Balance as of December 31, 2024	33,889
Capitalized Interest	2,292
Payments Received	(993)
Loan Consolidations/Payoffs	(1,706)
Loans Charged-off	(6,343)
Balance as of December 31, 2025	$27,139

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

The following table sets forth the maturities of the Bank’s loan portfolio, net of unearned fees, at December 31, 2025. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due between one to five years	Due between five to 15 years	Due after 15 years	Total
Commercial and agricultural	$72,662	$19,565	$5,825	$—	$98,052
Real estate construction and development	87,303	30,083	1,455	—	118,841
Real estate – mortgage	130,259	246,546	71,454	218,482	666,741
All other loans	714	3,940	27,139	—	31,793
Total loans	$290,938	$300,134	$105,873	$218,482	$915,427

For the years ended December 31, 2025 and 2024, the average yield on loans was 5.95% and 5.97%, respectively. Rate floors are occasionally used to mitigate interest rate risk if interest rates fall, as well as to compensate for additional credit risk under current market conditions. The loan portfolio is generally comprised of short-term or floating-rate loans that adjust in alignment to changes in market rates of interest.

At December 31, 2025 and 2024, approximately 30.54% and 29.40%, respectively, of the loan portfolio consisted of floating-rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank’s fixed- and floating-rate loans at December 31, 2025. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

(In thousands)	Due in one year or less	Due between one to five years	Due between five to 15 years	Due after 15 years	Total
Loans with fixed rates:
Commercial and industrial	$25,292	$5,409	$148	$—	$30,849
Real estate mortgage	112,289	193,919	26,417	210,869	543,494
Real estate construction and development	31,527	2,460	599	—	34,586
Agricultural	5,402	11,777	5,677	—	22,856
Installment and student loans	130	3,940	—	—	4,070
Total loans with fixed rates	174,640	217,505	32,841	210,869	635,855
Loans with variable rates:
Commercial and industrial	15,295	40	—	—	15,335
Real estate mortgage	17,971	52,626	45,037	7,613	123,247
Real estate construction and development	55,777	27,622	856	—	84,255
Agricultural	26,671	2,341	—	—	29,012
Installment and student loans	584	—	27,139	—	27,723
Total loans with variable rates	116,298	82,629	73,032	7,613	279,572
Total Loans	$290,938	$300,134	$105,873	$218,482	$915,427

Securities

The following table sets forth certain information regarding carrying values and percentage of total carrying value of available-for-sale securities for the years indicated:

	December 31, 2025		December 31, 2024
(In thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Available-for-sale:
U.S. Government agencies	$1,265	0.90%	$2,644	1.68%
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	73,593	52.63%	78,881	50.12%
Corporate bonds	20,101	14.38%	33,490	21.28%
Municipal bonds	44,864	32.09%	42,367	26.92%
Total available-for-sale	$139,823	100.00%	$157,382	100.00%

As of December 31, 2025, and 2024, there were no securities classified as held-to-maturity.

The contractual maturities of investment securities as well as yields based on carrying value of those securities at December 31, 2025 are shown below. Actual cash flows may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		Between one to five years		Between five to 10 years		After 10 years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$1,265	4.79%	$—	—%	$—	—%	$1,265	4.79%
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	—	—%	3,882	3.12%	1,272	3.38%	68,439	2.69%	73,593	2.72%
Corporate bonds	—	—%	14,662	3.67%	5,439	4.12%	—	—%	20,101	3.79%
Municipal bonds	99	1.48%	20,092	1.53%	24,673	1.95%	—	—%	44,864	1.76%
Total amortized cost	$99	1.48%	$39,901	2.57%	$31,384	2.38%	$68,439	2.69%	$139,823	2.58%
(1) Weighted average yields are not computed on a tax-equivalent basis

At December 31, 2025, and 2024, available-for-sale securities with an amortized cost of approximately $84.5 million and $90.7 million, respectively (fair value of $74.8 million and $77.8 million, respectively) were pledged as collateral for public funds and FHLB borrowings.

During the year ended December 31, 2025, the Company recognized gains of $106,000 related to marketable equity securities within the consolidated statements of income, compared to losses of $28,000 recognized during the year ended December 31, 2024.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts, and time deposits. Core deposits, consisting of all deposits other than time deposits of $250,000 or more and brokered deposits, continue to provide the foundation for the Bank’s principal sources of funding and liquidity. Core deposits amounted to 90.00% and 87.38% of the total deposit portfolio at December 31, 2025, and 2024, respectively. The Bank held $75.2 million in brokered deposits at December 31, 2025, compared to $100.3 million at December 31, 2024. These brokered deposits were purchased in order to reduce short-term borrowings, fund loan growth, and offset deposit runoff as part of the Bank’s cash management strategy.

The following table sets forth the year-end amounts of deposits and balances as a percentage of total deposits by category for the years indicated:

	December 31,
(In thousands)	2025		2024		Change
Noninterest-bearing deposits	$421,897	38.75%	$360,152	34.05%	$61,745
Interest-bearing deposits:
NOW and money market accounts	472,169	43.37%	504,466	47.70%	$(32,297)
Savings accounts	117,935	10.83%	114,648	10.84%	$3,287
Time deposits:
Under $250,000	43,052	3.95%	45,141	4.27%	$(2,089)
$250,000 and over	33,727	3.10%	33,215	3.14%	$512
Total interest-bearing deposits	666,883	61.25%	697,470	65.95%	$(30,587)
Total deposits	$1,088,780	100.00%	$1,057,622	100.00%	$31,158

The Bank’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. During the year ended December 31, 2025, noninterest-bearing deposits increased 17.14%, savings accounts increased 2.87%, NOW and money market deposits decreased 6.40%, and total time deposits decreased 2.01%. Included in NOW and money market account totals at December 31, 2025, and December 31, 2024, were purchased brokered deposits totaling $75.2 million and $100.3 million, respectively.

On a year-to-date average basis, total deposits increased $52.3 million, or 5.24%, between the years ended December 31, 2024, and December 31, 2025. Interest-bearing deposits increased by $38.7 million, or 6.05%, and noninterest-bearing deposits increased $13.6 million, or 3.81%, during 2025. On average, money market accounts increased 20.15%, time deposit balances increased 1.27%, NOW accounts decreased 21.14%, and savings accounts decreased 0.54% between December 31, 2024, and December 31, 2025.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2025, and 2024:

	2025		2024
(Dollars in thousands)	Average Balance	Yield	Average Balance	Yield
Interest-bearing deposits:
NOW and money market accounts	$485,433	1.90%	$447,071	1.63%
Savings	116,264	0.11%	116,900	0.11%
Time deposits	76,717	2.57%	75,756	2.86%
Total interest-bearing deposits	678,414		639,727
Noninterest-bearing deposits	371,859		358,212
Total deposits	$1,050,273		$997,939

The following table set forth estimated total deposits exceeding the FDIC insurance limits for the years indicated:

	December 31,
(Dollars in thousands)	2025	2024
Uninsured deposits	$501,513	$524,116

The following table set forth estimated time deposits exceeding the FDIC insurance limits for the years indicated:

	December 31, 2025
(Dollars in thousands)	Three months of less	Over three months through six months	Over six months through 12 months	Over 12 months	Total
Uninsured time deposits (1)	$4,911	$2,233	$2,916	$10,316	$20,376

	December 31, 2024
(Dollars in thousands)	Three months of less	Over three months through six months	Over six months through 12 months	Over 12 months	Total
Uninsured time deposits (1)	$2,142	$7,946	$2,201	$10,002	$22,291
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

Lines of credit with the FRB of $480.8 million and $499.1 million, as well as FHLB lines of credit totaling $124.9 million and $135.6 million were available at December 31, 2025, and 2024, respectively. In addition, the Company maintains a $50 million uncollateralized line of credit with Pacific Coast Bankers Bank, a $20 million uncollateralized line of credit with Zion’s Bank, and a $20 million uncollateralized line of credit with US Bank. At December 31, 2025 and December 31, 2024, the Bank held no short-term borrowings. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR.

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

The eight segments of the loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to loan classifications reported elsewhere in this report):

Loan Segments for Allowance for Credit Loss Analysis	December 31,
(In thousands)	2025	2024
Commercial and business loans	$46,131	$63,653
Government program loans	53	62
Total commercial and industrial	46,184	63,715
Real estate – mortgage:
Commercial real estate	430,261	419,422
Residential mortgages	236,466	247,248
Home improvement and home equity loans	14	24
Total real estate mortgage	666,741	666,694
Real estate construction and development	118,841	111,145
Agricultural	51,868	49,462
Installment and student loans	31,793	37,446
Total loans	$915,427	$928,462

Individually-Evaluated Loans and Specific Reserves:
The following table summarizes the components of individually-evaluated loans and their related specific reserves:

	December 31, 2025		December 31, 2024
(In thousands)	Balance	Allowance	Balance	Allowance
Real estate construction and development	$5,685	$—	$12,185	$—
Agricultural	—	—	390	—
Total individually-evaluated loans	$5,685	$—	$12,575	$—

Individually-evaluated loans decreased $6.9 million to $5.7 million at December 31, 2025 compared to $12.6 million at December 31, 2024, and included one real estate construction and development loan. There were no reserves for individually-evaluated loans at December 31, 2025 or December 31, 2024.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$5,685	1	$12,185	3
Agricultural loans	—	—	390	1
Total	$5,685	1	$12,575	4

Credit Quality Indicators for Outstanding Student Loans:

The following table summarizes the credit quality indicators for outstanding student loans as of:

	December 31, 2025			December 31, 2024
(In thousands, except number of loans)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	23	$642	$546	26	$692	$512
Grace	1	60	43	3	100	63
Repayment	329	16,066	244	406	19,647	324
Deferment	165	8,051	1,987	219	9,954	2,593
Forbearance	51	2,320	102	65	3,496	133
Total	569	$27,139	$2,922	719	$33,889	$3,625

Included in installment loans are $27.1 million and $33.9 million in student loans at December 31, 2025 and December 31, 2024, respectively, made to medical and pharmacy school students. As of December 31, 2025, and December 31, 2024, the reserve against the student loan portfolio totaled $7.7 million and $7.0 million, respectively. Loan interest rates on the student loan portfolio range from 6.00% to 12.00% and 6.00% to 12.875% at December 31, 2025, and December 31, 2024, respectively.

The following table provides a summary of the Company’s allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated:

	December 31,
(Dollars in thousands)	2025	2024
Total loans, net of deferred loan fees, outstanding at end of period before deducting allowances for credit losses	$915,427	$928,462
Average net loans outstanding during period	937,497	925,993
Balance of allowance at beginning of period	16,046	15,658
Loans charged off:
Installment and student loans	(6,343)	(2,862)
Recoveries of loans previously charged off:
Real estate	2	6
Commercial, industrial and agricultural	1	1
Installment and student loans	236	224
Total loan recoveries	239	231
Net loans charged off	(6,104)	(2,631)
Provision charged to operating expense	4,896	3,019
Balance of allowance for credit losses at end of period (1)	$14,838	$16,046
Net loan charge-offs to total average loans	0.65%	0.28%
Net loan charge-offs to loans at end of period	0.68%	0.29%
Allowance for credit losses to total loans at end of period	1.62%	1.72%
Net loan charge-offs to allowance for credit losses	41.14%	16.40%
Net loan charge-offs to provision for credit losses	124.67%	87.15%
(1) Includes a provision made to unfunded commitments of $678,000 for the year ended December 31, 2025 and a reversal of provision made to unfunded commitments of $56,000 for the year ended December 31, 2024.

Loan charge-offs increased $3.5 million during the year ended December 31, 2025, compared to the year ended December 31, 2024. Loan recoveries increased $8,000 during the same period. Student loan charge-offs totaled $6.3 million and $2.8 million for the years ended 2025 and 2024, respectively.

The following provides a summary of the Company’s net charge-offs as a percentage of average loan balances in each category for the years indicated:

	December 31,
		2025			2024
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Commercial and industrial	(1)	50,613	<0.01%	(1)	56,411	<0.01%
Real estate mortgages	(2)	664,786	<0.01%	(6)	666,891	<0.01%
Real estate construction and development	—	121,975	—	—	117,364	—
Agricultural	—	64,173	—%	—	56,206	—
Installment and student loans	6,107	35,950	16.99%	2,638	41,027	6.43%
Total	6,104	937,497	0.65%	2,631	937,899	0.28%

Net charge-offs during the year ended December 31, 2025, totaled $6.1 million as compared to net charge-offs of $2.6 million for the year ended December 31, 2024. The Company charged off or had partial charge-offs on 104 loans to 34 borrowers during the year ended December 31, 2025, compared to 52 loans to 20 borrowers during the same period ended December 31, 2024. Most of these charge-offs were the result of delinquencies within the student loan portfolio where borrowers typically carry more than one loan. The annualized percentage of net charge-offs to average loans was 0.65% for the year ended December 31, 2025, and 0.28% for the year ended December 31, 2024. The Company’s loans, net of unearned fees, decreased from $928.5 million at December 31, 2024, to $915.4 million at December 31, 2025.

The allowance for credit losses at December 31, 2025, was 1.62% of outstanding loan balances, as compared to 1.72% at December 31, 2024, and 1.69% at December 31, 2023. At December 31, 2025, and December 31, 2024, unfunded loan commitment reserves of $1.46 million and $780,000, respectively, were reported in other liabilities.

Management believes that the loan allowance for credit losses, totaling 1.62% of the loan portfolio at December 31, 2025, is adequate to absorb both known and inherent risks in the loan portfolio. No assurance can be given, however, regarding future economic conditions, or other circumstances, which may adversely affect the Company’s service areas and result in losses in the loan portfolio not captured by the current allowance for credit losses. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

The following table sets forth the allowance for credit loss and total loan percentages by category for the years ended:

	December 31,
	2025		2024
(Dollars in thousands)	Allowance for Credit Losses	% of Total Allowance for Credit Losses	Allowance for Credit Losses	% of Total Allowance for Credit Losses
Commercial and industrial	$2,039	13.74%	$2,839	17.69%
Real estate – mortgage	1,645	11.09%	2,634	16.42%
Real estate construction and development	2,310	15.57%	2,504	15.61%
Agricultural	1,037	6.99%	1,028	6.41%
Installment and student loans	7,807	52.61%	7,041	43.87%
Total	$14,838	100.00%	$16,046	100.00%

The credit loss allowance has been determined under the “Current Expected Credit Losses (CECL)” model. CECL is a forward-looking measure which applies prospective loss rates based on both historical loss patterns and reasonable, supportable forecasts on loan pools based on loans sharing similar characteristics.

During 2025, reserve allocations as a percentage of the allowance for credit losses increased for real estate mortgage loans, real estate construction and development loans, and agricultural. Reserve allocations for commercial and industrial loans and installment and student loans decreased due to decreases in loan balances while reserve allocations for real estate mortgage loans increased due to increases in those balances.

During 2024, reserve allocations as a percentage of the allowance for credit losses increased for commercial and industrial loans and real estate mortgage loans. Reserve allocations for real estate construction and development loans, agricultural loans, and installment and student loans decreased due to decreases in loan balances while reserve allocations for commercial and industrial loan and real estate mortgage loans increased due to increases in those balances.

The following table sets forth nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2025	2024
Nonaccrual loans	$5,722	$12,198
Loans, past due 90 days or more, still accruing	—	421
Total non-performing loans	5,722	12,619
Other real estate owned	8,185	4,582
Total non-performing assets	$13,907	$17,201

Non-performing loans to total gross loans	0.63%	1.36%
Non-performing assets to total assets	1.12%	1.42%
Allowance for credit losses to nonperforming loans	258.68%	127.16%

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

Non-performing assets, which are primarily related to the real estate loan and other-real-estate-owned portfolio decreased $3.3 million between December 31, 2025 and December 31, 2024. Decreases of $6.5 million in nonaccrual loans were offset by increases of $3.6 million in other-real-estate-owned. The decrease in nonaccrual loans was related to the transfer of one nonaccrual loan to other-real-estate-owned and the payoff of one nonaccrual loan with a book balance of $3.2 million. The increase in other-real-estate-owned was due to the foreclosure on the transferred nonaccrual loan totaling $3.3 million. Nonaccrual loan totals at December 31, 2025, consisted of one loan which was well-collateralized and in the process of collection.

The loan portfolio decreased from $928.5 million at December 31, 2024, to $915.4 million at December 31, 2025. Non-performing assets decreased from $17.2 million at December 31, 2024, to $13.9 million at December 31, 2025. Non-accrual loans, accruing loans past due 90 days, and OREO are included in non-performing loans.

The following table summarizes various components of the loan portfolio for the years ended:

	December 31,
(Dollars in thousands)	2025	2024
Provision for credit losses during period	$5,574	$2,963
Allowance as % of nonaccrual loans	259.31%	131.55%
Non-performing loans as % total loans	0.63%	1.36%
Allowance as % of total loans	1.62%	1.72%

In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to specific loans.
Management continues to monitor and reduce the level of problem assets by working with borrowers to identify options, such as loan modifications, which may help borrowers facing difficulties. Net loan charge-offs during the year ended December 31, 2025, totaled $6.1 million, compared to $2.6 million for the year ended December 31, 2024. Charge-offs related to the student loan portfolio totaled $6.3 million for the year ended December 31, 2025, and $2.8 million for the year ended December 31, 2024, and were partially offset by recoveries within the portfolio. The percentage of net charge-offs to average loans was 0.65%, for the year ended December 31, 2025 and 0.28% for the year ended December 31, 2024.

The following table summarizes the non-accrual loans by loan category for the years ended:

	December 31,
(In thousands)	2025	2024	Change
Real estate - construction	5,685	12,198	(6,513)
Installment and student loans	37	—	37
Total	$5,722	$12,198	$(6,476)

Other than the non-performing loans described above, there were no loans at December 31, 2025, where the known credit problems of a borrower made doubtful their ability to comply with present loan repayment terms.

Loans past due more than 30 days receive management attention and are monitored for increased risk. As of December 31, 2025, and 2024, loans past due more than 30 days totaled $7.5 million and $15.8 million, respectively.

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

The following table sets forth asset balances for the period ended:

	December 31,
	2025		2024
(Dollars in thousands)	Balance	% Total Assets	Balance	% Total Assets
Cash and cash equivalents	$120,955	9.69%	$56,211	4.64%
Loans, net of unearned income	915,427	73.33%	928,462	76.62%
Unpledged investment securities	65,052	5.21%	79,623	6.57%

At December 31, 2025, the loan-to-deposit ratio was 84.1% compared to 87.8% at December 31, 2024.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits comprised approximately 90.00% of total deposits at December 31, 2025, and 87.38% at December 31, 2024. At December 31, 2025, and December 31, 2024, there were no short-term borrowings. At December 31, 2025, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker’s Bank, Zion’s Bank, US Bank and the Federal Reserve Bank totaling $695.7 million were collateralized in part by investment securities and certain qualifying loans in the Company’s loan portfolio. The carrying value of securities and loans pledged on these used and unused borrowing lines totaled $808.7 million at December 31, 2025. Credit lines totaling $724.7 million were partially collateralized by pledged securities and qualifying loans of $847.9 million at December 31, 2024. For a further detail of the Company’s borrowing arrangements, see “Note 8 - Short-Term Borrowings/Other Borrowings,” in the consolidated financial statements.

Cash and cash equivalents increased $64.7 million during the year ended December 31, 2025, and increased $15.4 million during the year ended December 31, 2024.

The following table sets forth changes in cash flows for the period ended:

(In thousands)	2025	2024
Cash and cash equivalents at beginning of year:	$56,211	$40,784
Cash flows from operating activities:	22,056	19,635
Cash flows from investing activities:	25,916	12,953
Cash flows from financing activities:	16,772	(17,161)
Cash and cash equivalents at end of year:	$120,955	$56,211

Net cash inflows from operations increased to $22.1 million during the year ended December 31, 2025, compared to $19.6 million for the year ended December 31, 2024. Net cash inflows from investing activities of $25.9 million for the year ended December 31, 2025, were primarily the result of principal paydowns of $10.5 million on securities as well as corporate security calls and maturities of $14.4 million. For the year ended December 31, 2025, net cash inflows from financing activities of $16.8 million were primarily the result of increases of $32.7 million in demand deposits and savings accounts, partially offset by the redemption of $6.0 million in TruPS contractual balances. Net cash inflows from investing activities of $13.0 million for the year ended December 31, 2024, were the result of principal paydowns, treasury security maturities, and proceeds from bank-owned life insurance. For the year ended December 31, 2024, net cash outflows from financing activities, totaling $17.2 million, were due primarily to decreases of $62.0 million in short-term borrowings, partially offset by an increase of $46.6 million in demand deposits, NOW and money market accounts, and savings accounts.

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

The liquidity of the Holding Company is separate from the Bank and is primarily dependent on the payment of cash dividends by the Bank, subject to limitations imposed by the Financial Code of the State of California and federal and state banking regulations. During the year ended December 31, 2025, the Bank paid $16.6 million in cash dividends to the Holding Company. During the year ended December 31, 2024, the Bank paid $9.3 million in cash dividends to the Holding Company. The increase in cash dividends of $7.3 million between the years ended December 31, 2025 and December 31, 2024, was due primarily to the partial redemption of $6.0 million in TruPS balances, necessitating an additional transfer of $6.0 million in cash dividends from the Bank to the Holding Company.

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

The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, allowance for credit losses, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis. The capital plan includes a target for the Bank to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9%. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.07% and 12.70% at December 31, 2025, and 2024, respectively.

The Company’s equity capital totaled $139.7 million at December 31, 2025, compared to $130.4 million at December 31, 2024. During the year ended December 31, 2025, the Company paid $8.4 million in cash dividends to shareholders. During the year ended December 31, 2024, the Company paid $8.3 million in cash dividends to shareholders.

For a more detailed discussion of regulatory capital requirements and dividends, see “Note 22 - Regulatory Matters” to the consolidated financial statements, as well as under the captions “Supervision and Regulation - The Company - Capital Adequacy” and “Supervision and Regulation - The Bank - Capital Standards” set forth in Part I, Item I., of this Annual Report.

As of December 31, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.
Reserve Balances

The FRB no longer requires depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2025 and December 31, 2024, the Bank was not subject to a reserve requirement.

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

Allowance for Credit Losses

The allowance for credit losses (ACL) represents the estimated probable credit losses in our loan and investment portfolios and is estimated as of December 31, 2025, using CECL. The Company’s method for assessing the appropriateness of the ACL includes specific allowances for individually-analyzed loans, formula allowance factors for pools of credits, and qualitative considerations which include, among other things, current and forecast economic and environmental factors. Allowance factors for loan pools are based on historical loss experience by product type.

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

Because current economic conditions and forecasts can change and future events make it inherently difficult to predict the anticipated amount of estimated credit losses on loans, management’s determination of the appropriateness of the ACL could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance. A wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may move inversely in relation to one another, such that improvement in one factor or input may offset deterioration in another. Thus, as a result of the significant size of the loan portfolio, the numerous assumptions in the model, and the high degree of potential change in such assumptions, there is a high degree of subjectivity in the reported amounts. Management believes the ACL is adequate as of December 31, 2025.

Fair Value of Junior Subordinated Debentures (TruPS)

The Company’s junior subordinated debentures (TruPS) are measured at fair value. The accounting standards related to fair value measurements define how applicable assets and liabilities are to be valued and require expanded disclosures in regard to financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available actively quoted prices, or whose fair value can be measured from actively quoted prices of related financial instruments, generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments that are traded infrequently or not quoted in an active market will generally have little or no pricing observability and a higher degree of subjectivity. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For example, fluctuations in financial market interest rates can have a significant impact on the fair value determination, as well as the Company’s selection of bond credit ratings used in pricing modeling. Fair value adjustments related to TruPS resulted in a recorded loss of $486,000 for the year ended December 31, 2025, and a recorded loss of $368,000 for the year ended December 31, 2024. (See Notes 10 and 15 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Security Bancshares (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

Critical Audit Matter Description

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s measurement of expected credit losses on loans is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Historical credit loss experience provides the basis for the estimation of expected credit losses, which captures loan balances as of a point in time to form a cohort, and then tracks the respective losses generated by that cohort of loans over the remaining life. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2006 to 2025, which is adjusted for certain qualitative factors to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The Company’s allowance for credit losses on loans was $14,838,000 as of December 31, 2025.

We identified auditing the qualitative adjustments to the allowance for credit losses on loans as a critical audit matter. Estimation of the lifetime expected credit losses for loans, particularly as it relates to the qualitative factors, requires significant management judgment. Auditing management’s judgments and assumptions involved significant audit effort as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the qualitative adjustments within the allowance for credit losses on loans included the following, among others:

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

/s/ Baker Tilly US, LLP

San Francisco, California
March 25, 2026

We have served as the Company’s auditor since 1999.

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2025, and 2024

(In thousands except share data)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$120,955	$56,211
Investment securities (at fair value)
Available-for-sale (AFS) debt securities net of allowance for credit losses of $0 (amortized cost of $154,517 and $179,753, respectively)	139,823	157,382
Marketable equity securities	3,432	3,326
Total investment securities	143,255	160,708
Loans	917,528	930,244
Unearned fees and unamortized loan origination costs - net	(2,101)	(1,782)
Allowance for credit losses - loans	(14,838)	(16,046)
Net loans	900,589	912,416
Premises and equipment - net	9,434	8,668
Accrued interest receivable	7,160	8,104
Other real estate owned (“OREO”)	8,185	4,582
Goodwill	4,488	4,488
Deferred tax assets - net	12,076	14,419
Cash surrender value of life insurance - net	21,253	20,692
Investment in limited partnerships	4,275	4,275
Operating lease right-of-use assets	3,190	3,069
Other assets	13,453	14,086
Total assets	$1,248,313	$1,211,718
Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$421,897	$360,152
Interest-bearing	666,883	697,470
Total deposits	1,088,780	1,057,622
Operating lease liabilities	3,355	3,161
Other liabilities	10,199	9,001
Junior subordinated debentures (at fair value)	6,296	11,572
Total liabilities	1,108,630	1,081,356
Commitments and contingencies (Note 14)
Shareholders’ Equity
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,582,116 at December 31, 2025 and 17,364,894 at December 31, 2024	62,236	61,267
Retained earnings	87,324	83,447
Accumulated other comprehensive loss, net of tax	(9,877)	(14,352)
Total shareholders’ equity	139,683	130,362
Total liabilities and shareholders’ equity	$1,248,313	$1,211,718
See accompanying notes to consolidated financial statements.

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2025, and 2024

(In thousands except share and per-share data)	2025	2024
Interest Income:
Interest and fees on loans	$55,426	$55,236
Interest on investment securities	4,380	5,209
Interest on deposits in FRB	1,006	306
Total interest income	60,812	60,751
Interest Expense:
Interest on deposits	11,313	9,578
Interest on other borrowed funds	728	4,323
Total interest expense	12,041	13,901
Net Interest Income	48,771	46,850
Provision for credit losses	5,574	2,963
Net Interest Income after Provision for Credit Losses	43,197	43,887
Noninterest Income:
Customer service fees	2,954	2,918
Increase in cash surrender value of bank-owned life insurance	561	551
Gain on proceeds from bank-owned life insurance	—	573
Gain (loss) on fair value and partial redemption of junior subordinated debentures (TruPS)	391	(614)
Other	1,180	1,285
Total noninterest income	5,086	4,713
Noninterest Expense:
Salaries and employee benefits	15,557	13,884
Occupancy expense	3,863	3,686
Data processing	1,623	1,114
Technology	2,766	2,680
Professional fees	1,643	1,716
Loan-related expenses	343	861
Merger-related expenses	674	—
Regulatory assessments	698	697
Director fees	780	436
Other	3,641	3,206
Total noninterest expense	31,588	28,280
Income before provision for taxes	16,695	20,320
Provision for income taxes	4,407	5,537
Net income	$12,288	$14,783
Net income per common share
Basic	$0.70	$0.85
Diluted	$0.70	$0.85
Weighted average common shares outstanding
Basic	17,493,576	17,312,530
Diluted	17,498,322	17,314,951
 See accompanying notes to consolidated financial statements.

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025, and 2024

(In thousands)	2025	2024
Net Income	$12,288	$14,783
Unrealized holding gains on AFS debt securities	7,677	753
Unrealized gain (loss) on unrecognized post-retirement costs	3	(24)
Unrealized (loss) gain on junior subordinated debentures	(396)	245
Reclassification effect of partial redemption of junior subordinated debentures	(834)	—
Other comprehensive income, before tax	6,450	974
Tax expense related to AFS debt securities	(2,269)	(223)
Tax (expense) benefit related to unrecognized post-retirement costs	(1)	7
Tax benefit (expense) related to junior subordinated debentures	117	(72)
Tax effect on reclassification of partial redemption of junior subordinated debentures	178	—
Total other comprehensive income	4,475	686
Comprehensive income	$16,763	$15,469
See accompanying notes to consolidated financial statements.

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2025, and 2024

	Common Stock			Accumulated Other Comprehensive Loss
(In thousands, except share data)	Number of Shares	Amount	Retained Earnings		Total
Balance December 31, 2023 (1)	17,167,895	$60,585	$76,995	$(15,038)	$122,542
Other comprehensive income	—	—	—	686	686
Dividends on common stock ($0.36 per share)	—	—	(6,248)	—	(6,248)
Dividends payable ($0.12 per share)	—	—	(2,083)	—	(2,083)
Restricted stock units released	28,710	—	—	—	—
Restricted stock award granted	168,289	—	—	—	—
Stock-based compensation expense, net	—	682	—	—	682
Net income	—	—	14,783	—	14,783
Balance December 31, 2024 (2)	17,364,894	61,267	83,447	(14,352)	130,362
Other comprehensive income	—	—	—	4,475	4,475
Dividends on common stock ($0.36 per share)	—	—	(6,300)	—	(6,300)
Dividends payable ($0.12 per share)	—	—	(2,111)	—	(2,111)
Restricted stock units released	6,917	—	—	—	—
Restricted stock award granted	210,305	—	—	—	—
Stock-based compensation expense, net	—	969	—	—	969
Net income	—	—	12,288	—	12,288
Balance December 31, 2025 (3)	17,582,116	$62,236	$87,324	$(9,877)	$139,683
(1) Excludes 7,000 unvested restricted shares
(2) Excludes 15,538 unvested restricted shares
(3) Excludes 13,787 unvested restricted shares
See accompanying notes to consolidated financial statements.

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, and 2024

(In thousands)	2025	2024
Cash Flows From Operating Activities:
Net Income	$12,288	$14,783
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	5,574	2,963
Depreciation and amortization	1,458	1,469
Amortization of operating lease right-of-use assets	829	646
Amortization of premium/discount on investment securities, net	371	417
Operating lease payments	(755)	(650)
Decrease (increase) in accrued interest receivable	944	(176)
(Decrease) increase in accrued interest payable	(12)	4
Decrease in unearned fees and unamortized loan origination costs, net	319	483
(Increase) decrease in income taxes receivable	(510)	1,272
Stock-based compensation expense and tax benefit	969	682
Provision (benefit) for deferred income taxes	284	(472)
Increase (decrease) in accounts payable and accrued liabilities	407	(368)
Write down on other real estate owned	73	—
(Gain) loss on marketable equity securities	(106)	28
Loss on fair value option of junior subordinated debentures	90	614
Gain on partial redemption of junior subordinated debentures	(481)	—
Gain on calls of investment securities	(17)	—
Gain on proceeds from bank-owned life insurance	—	(573)
Increase in cash surrender value of bank-owned life insurance	(561)	(551)
Loss (gain) on sale of assets	57	(11)
Net decrease (increase) in other assets	835	(925)
Net cash provided by operating activities	22,056	19,635

Cash Flows From Investing Activities:
Purchases of FHLB stock, FRB stock, and other securities	(27)	(16)
Maturities and calls of available-for-sale securities	14,415	15,609
Principal payments on available-for-sale securities	10,468	8,611
Net decrease (increase) in loans	3,341	(11,534)
Proceeds from bank-owned life insurance	—	2,397
Capital expenditures of premises and equipment	(2,281)	(1,039)
Investment in limited partnerships	—	(1,075)
Net cash provided by investing activities	25,916	12,953

Cash Flows From Financing Activities:
Increase in demand deposit and savings accounts	32,736	46,638
Net (decrease) increase in time deposits	(1,579)	6,508
Partial redemption of junior subordinated debentures	(6,000)	—
Net decrease is short-term borrowings	—	(62,000)
Dividends on common stock	(8,385)	(8,307)
Net cash provided by (used in) financing activities	16,772	(17,161)

Net increase in cash and cash equivalents	64,744	15,427
Cash and cash equivalents at beginning of year	56,211	40,784
Cash and cash equivalents at end of year	$120,955	$56,211
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

The Bank’s wholly-owned subsidiary, York Monterey Properties, Inc. (YMP), was incorporated in California on April 17, 2019, for the purpose of holding specific parcels of real estate acquired by the Bank through, or in lieu of, loan foreclosures in Monterey County. These properties exceeded the 10-year holding period for other real estate owned, or “OREO.” YMP was funded with a $250,000 cash investment and the transfer of those parcels by the Bank to YMP. As of December 31, 2025, and 2024, these properties are included within the consolidated balance sheets as part of OREO.

Proposed Merger - On December 16, 2025, the Company announced the signing of an Agreement and Plan of Merger with Community West Bancshares (NASDAQ: CWBC), headquartered in Fresno, California, together with its banking subsidiary, Community West Bank, pursuant to which the companies will combine in an all-stock merger transaction. Under the terms of the agreement, United Security Bancshares will merge with and into Community West Bancshares and United Security Bank will merge with and into Community West Bank. The United Security Bancshares and Community West Bancshares Boards of Directors have unanimously approved the transaction. The merger is expected to close in the second quarter of 2026.

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

a.Cash and cash equivalents – Cash and cash equivalents include cash on hand and amounts due from correspondent banks. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2025 or 2024. All cash and cash equivalents have maturities when purchased of three months or less.
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

The Company periodically reviews its investment portfolio on an individual security basis. Securities that are to be held for indefinite periods of time are classified as available-for-sale. Those include, but are not limited to, securities that management intends to use as part of its asset/liability management strategy, as well as those which may be sold in response to changes in interest rates, changes in prepayments, or other factors. Securities which the Company has the ability and intent to hold to maturity are classified as held-to-maturity. There were no securities classified as held-to-maturity as of December 31, 2025 and 2024.

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

d.Allowance for credit losses on loans and reserve for unfunded loan commitments - The Company utilizes the Current Expected Credit Loss (“CECL”) cohort methodology analysis which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. Management estimates the allowance for credit loss balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2006 to 2025.

Unfunded loan commitment reserves are included in other liabilities in the consolidated balance sheets. Provisions for unfunded loan commitments are included in provision for credit losses in the consolidated statements of income.

The Company analyzes risk characteristics inherent in each loan portfolio segment as part of the quarterly review of the adequacy of the allowance for loan losses. The following summarizes the loan portfolio’s key risk characteristics:

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

e.Nonaccrual loans - Loans are placed on non-accrual status under the following circumstances:

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

m.Goodwill - Goodwill amounts resulting from acquisitions are considered to have an indefinite life and are not amortized. At December 31, 2025, and 2024, the Company reported goodwill totaling $4.5 million. The Company did not recognize any impairment charges on goodwill during 2025 or 2024.

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
r.Stock based compensation - The Company maintains a stock-based employee compensation plan, which is described more fully in “Note 12 - Stock Based Compensation.” All share-based payments to employees and directors, including grants of employee stock options and restricted stock units and awards, are recognized in the consolidated financial statements based on the grant date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period).
s.Federal Home Loan Bank stock and Federal Reserve Bank stock - As a member of the Federal Home Loan Bank of San Francisco (FHLB), the Company is required to maintain an investment in the capital stock of the FHLB. In addition, as a member of the Federal Reserve Bank of San Francisco (FRB), the Company is required to maintain an investment in the capital stock of the FRB. The investments in both the FHLB and the FRB are carried at cost in the accompanying consolidated balance sheets, are included in other assets, and are subject to certain redemption requirements by the FHLB and FRB. Stock redemptions are at the discretion of the FHLB and FRB.

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
u.Segment reporting - The Company’s operations are solely in the financial services industry and provide its customers traditional banking and other financial services. The Company operates primarily in California’s San Joaquin Valley. Management’s operating decisions and performance assessment are based on an ongoing review of the Company’s consolidated financial results. The Company is considered one operating segment for financial reporting purposes.
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
x.Recently Issued Accounting Standards -
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Tax Disclosures.” This ASU requires disaggregated tax reconciliation disclosures and income tax expense detail. Tabular reconciliations and disclosure of specified categories of reconciling items are required as well as breakouts of certain reconciling items totaling more than 5%, by nature and jurisdiction. Qualitative disclosures of state and local jurisdictions are also required. The Bank adopted this standard on December 31, 2025, and incorporated the new requirements in “The Notes to Consolidated Financial Statements.” Please see “Note 11 - “Income Taxes.”
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

2.Investment Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale debt securities at December 31, 2025, and December 31, 2024:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2025
Securities available for sale:
U.S. Government agencies	$1,274	$—	$(9)	$1,265
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	82,814	14	(9,235)	73,593
Municipal bonds	49,782	—	(4,918)	44,864
Corporate bonds	20,647	34	(580)	20,101
Total securities available for sale	$154,517	$48	$(14,742)	$139,823
December 31, 2024
Securities available for sale:
U.S. Government agencies	$2,666	$—	$(22)	$2,644
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	92,121	4	(13,244)	78,881
Municipal bonds	50,082	—	(7,715)	42,367
Corporate bonds	34,884	34	(1,428)	33,490
Total securities available for sale	$179,753	$38	$(22,409)	$157,382

At December 31, 2025, and at December 31, 2024, an allowance for credit losses was neither required nor recorded for any investment securities.

No proceeds or gross realized gains or losses from sales of available-for-sale debt securities were recorded for the years ended December 31, 2025, and 2024. During the years ended December 31, 2025 and December 31, 2024, the Company sold no equity securities.

As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using the proceeds to purchase securities that better suit the Company’s current risk profile is appropriate and beneficial to the Company. There were no losses recorded due to credit-related factors for the periods ended December 31, 2025 or December 31, 2024.

The amortized cost and fair value of securities available for sale at December 31, 2025, by contractual maturity, are shown below:

	December 31, 2025
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$100	$99
Due after one year through five years	37,647	36,021
Due after five years through ten years	33,956	30,110
Due after ten years	—	—
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	82,814	73,593
	$154,517	$139,823

Actual cash flows may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

At December 31, 2025, and 2024, available-for-sale debt securities with an amortized cost of approximately $84.5 million and $90.7 million (fair value of $74.8 million and $77.8 million, respectively) were pledged as collateral for FHLB borrowings, securitized deposits, and public funds balances.

The following summarizes available-for-sale debt securities in an unrealized loss position for which a credit loss has not been recorded at December 31, 2025, and 2024:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2025
Securities available for sale:
U.S. Government agencies	$67	$(1)	$1,141	$(8)	$1,208	$(9)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	1,455	(1)	70,950	(9,234)	72,405	(9,235)
Municipal bonds	—	—	44,862	(4,918)	44,862	(4,918)
Corporate bonds	—	—	9,855	(580)	9,855	(580)
Total available-for-sale	$1,522	$(2)	$126,808	$(14,740)	$128,330	$(14,742)
December 31, 2024
Securities available for sale:
U.S. Government agencies	$—	$—	$2,644	$(22)	$2,644	$(22)
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	1,640	(6)	76,686	(13,238)	78,326	(13,244)
Municipal bonds	2,509	(501)	39,858	(7,214)	42,367	(7,715)
Corporate bonds	2,791	(28)	24,696	(1,400)	27,487	(1,428)
Total available-for-sale	$6,940	$(535)	$143,884	$(21,874)	$150,824	$(22,409)

The following summarizes the number of available-for-sale debt securities in an unrealized loss position for which a credit loss has not been recorded at December 31, 2025, and 2024

	December 31,
	2025	2024
Securities available for sale:
U.S. Government agencies	3	3
U.S. Government sponsored entities and agencies collateralized by mortgage obligations	38	43
Municipal bonds	45	46
Corporate bonds	3	8
Total available-for-sale	89	100

Management has evaluated each available-for-sale investment security in an unrealized loss position to determine if it would be required to sell the security before the fair value increases to amortized cost and whether any unrealized losses are due to credit losses or noncredit factors such as current market rates, which would not require the establishment of an allowance for credit losses. At December 31, 2025, the decline in fair value of the available-for-sale securities is attributed to changes in interest rates and not credit quality. Increases in interest rates during 2022 and 2023 led to large decreases in bond prices and increases in yields. The reductions in interest rates which began in 2024 have led to some price increases but have not returned bonds to their previous values. Because the Company does not intend to sell these securities, and because it is more likely than not that it will not be required to sell these securities before their anticipated recovery, the Company does not consider it necessary to provide an allowance for any available-for-sale security at December 31, 2025.

During the year ended December 31, 2025, the Company recognized a $106,000 gain related to one marketable equity security compared to a $28,000 loss recognized during the year ended December 31, 2024.

The Company had no held-to-maturity securities at December 31, 2025 and December 31, 2024.

3. Loans

Loans, net of unearned fees and unamortized loan origination costs, are comprised of the following:

	December 31,
	2025		2024
(In thousands)	Loan Balance	% of Total Loans	Loan Balance	% of Total Loans
Commercial and business loans	$46,131	5.04%	$63,653	6.86%
Government program loans	53	<0.01%	62	<0.01%
Total commercial and industrial	46,184	5.05%	63,715	6.86%
Real estate – mortgage:
Commercial real estate	430,261	47.00%	419,422	45.17%
Residential mortgages	236,466	25.83%	247,248	26.63%
Home improvement and home equity loans	14	<0.01%	24	<0.01%
Total real estate mortgage	666,741	72.83%	666,694	71.81%
Real estate construction and development	118,841	12.98%	111,145	11.97%
Agricultural	51,868	5.67%	49,462	5.33%
Installment and student loans	31,793	3.47%	37,446	4.03%
Total loans	$915,427	100.00%	$928,462	100.00%

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

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2025, and 2024, these financial instruments include commitments to extend credit of $273.4 million and $204.0 million, respectively, and standby letters of credit of $4.9 million and $29.2 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

(In thousands)	2025	2024
Aggregate amount outstanding, beginning of year	$2,681	$3,039
New loans or advances during year	125	400
Repayments during year	(287)	(758)
Aggregate amount outstanding, end of year	$2,519	$2,681
Undisbursed commitments, end of year	$1,875	$1,803

Key terms and conditions for loans to directors, officers, principal shareholders and their affiliates do not differ from those of other borrowers.

Past Due Loans

The Company monitors delinquent and potentially problematic loans on an ongoing basis through weekly reports to the loan committee and monthly reports to the Board of Directors.

The following is a summary of delinquent loans, net of unearned fees and loan origination costs, at December 31, 2025, (in thousands):

December 31, 2025	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$46,131	$46,131	$—
Government program loans	—	—	—	—	53	53	—
Total commercial and industrial	—	—	—	—	46,184	46,184	—
Commercial real estate loans	—	—	—	—	430,261	430,261	—
Residential mortgages	—	—	—	—	236,466	236,466	—
Home improvement and home equity loans	—	—	—	—	14	14	—
Total real estate mortgage	—	—	—	—	666,741	666,741	—
Real estate construction and development loans	—	—	5,685	5,685	113,156	118,841	—
Agricultural loans	—	—	—	—	51,868	51,868	—
Installment and student loans	1,204	602	37	1,843	29,950	31,793	—
Total loans	$1,204	$602	$5,722	$7,528	$907,899	$915,427	$—

The following is a summary of delinquent loans, net of unearned fees and loan origination costs, at December 31, 2024, (in thousands):

December 31, 2024	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and business loans	$—	$—	$—	$—	$63,653	$63,653	$—
Government program loans	—	—	—	—	62	62	—
Total commercial and industrial	—	—	—	—	63,715	63,715	—
Commercial real estate loans	—	—	—	—	419,422	419,422	—
Residential mortgages	214	—	—	214	247,034	247,248	—
Home improvement and home equity loans	—	—	—	—	24	24	—
Total real estate mortgage	214	—	—	214	666,480	666,694	—
Real estate construction and development loans	—	—	12,185	12,185	98,960	111,145	—
Agricultural loans	—	—	—	—	49,462	49,462	—
Installment and student loans	1,625	1,373	421	3,419	34,027	37,446	421
Total loans	$1,839	$1,373	$12,606	$15,818	$912,644	$928,462	$421

Nonaccrual Loans

The following table presents the amortized costs of loans on nonaccrual status and accruing loans more than 90 days past due: December 31, 2025, and 2024:

	December 31, 2025			December 31, 2024
(In thousands)	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans With No Allowance For Credit Losses	Total Nonaccrual Loans	Accruing Loans 90 or More Days Past Due
Real estate construction and development loans	5,685	5,685	—	12,198	12,198	—
Installment and student loans	37	37	—	—	—	421
Total	$5,722	$5,722	$—	$12,198	$12,198	$421

There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2025, and 2024.

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

The following table presents loans by class, net of unearned fees and loan origination costs, by risk rating and period indicated as of December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial and business
Pass	$3,817	$1,767	$4,231	$604	$—	$604	$12,828	$—	$23,851
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	44	—	6,424	15,812	—	22,280
Total	$3,817	$1,767	$4,231	$648	$—	$7,028	$28,640	$—	$46,131
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$—	$53	$—	$—	$53
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$53	$—	$—	$53
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$30,298	$83,141	$27,715	$74,106	$30,146	$167,426	$4,448	$—	$417,280
Special Mention	—	—	—	—	—	12,451	—	—	12,451
Substandard	—	—	—	—	530	—	—	—	530
Total	$30,298	$83,141	$27,715	$74,106	$30,676	$179,877	$4,448	$—	$430,261
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$—	$21,751	$187,835	$7,974	$—	$—	$217,560
Pass	4,340	4,010	2,848	1,926	4,186	1,596	—	—	18,906
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,340	$4,010	$2,848	$23,677	$192,021	$9,570	$—	$—	$236,466
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$14	$—	$—	$14
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$14	$—	$—	$14
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2025	2024	2023	2022	2021	Prior			Total
Real estate construction and development
Pass	$18,777	$16,756	$6,808	$—	$—	$2,289	$68,512	$—	$113,142
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,699	—	—	5,699
Total	$18,777	$16,756	$6,808	$—	$—	$7,988	$68,512	$—	$118,841
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$5,511	$3,084	$—	$3,856	$421	$13,648	$23,866	$—	$50,386
Special Mention	—	—	—	902	—	580	—	—	1,482
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,511	$3,084	$—	$4,758	$421	$14,228	$23,866	$—	$51,868
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$1,913	$108	$1,301	$60	$28	$27,799	$583	$—	$31,792
Pass	1	—	—	—	—	—	—	—	1
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,914	$108	$1,301	$60	$28	$27,799	$583	$—	$31,793
Current period gross charge-offs	$—	$—	$—	$—	$—	$6,343	$—	$—	$6,343

Total loans outstanding (risk rating):
Not graded	$1,913	$108	$1,301	$21,811	$187,863	$35,787	$583	$—	$249,366
Pass	62,744	108,758	41,602	80,492	34,753	185,616	109,654	—	623,619
Special Mention	—	—	—	902	—	13,031	—	—	13,933
Substandard	—	—	—	44	530	12,123	15,812	—	28,509
Grand total loans	$64,657	$108,866	$42,903	$103,249	$223,146	$246,557	$126,049	$—	$915,427
Current period gross charge-offs	$—	$—	$—	$—	$—	$6,343	$—	$—	$6,343

The following table presents loans by class, net of deferred fees, by risk rating and period indicated as of December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and business
Pass	$2,374	$3,640	$2,076	$341	$408	$764	$29,349	$—	$38,952
Special Mention	—	2,000	—	—	—	—	—	—	2,000
Substandard	—	—	68	—	6,989	—	15,644	—	22,701
Total	$2,374	$5,640	$2,144	$341	$7,397	$764	$44,993	$—	$63,653
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Government program
Pass	$—	$—	$—	$—	$2	$60	$—	$—	$62
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$2	$60	$—	$—	$62
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$78,889	$32,794	$80,121	$31,376	$37,480	$151,066	$1,491	$—	$413,217
Special Mention	—	—	—	—	5,653	—	—	—	5,653
Substandard	—	—	—	552	—	—	—	—	552
Total	$78,889	$32,794	$80,121	$31,928	$43,133	$151,066	$1,491	$—	$419,422
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Not graded	$—	$—	$23,929	$196,340	$2,480	$6,226	$—	$—	$228,975
Pass	4,824	3,969	1,926	4,320	1,580	1,654	—	—	18,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,824	$3,969	$25,855	$200,660	$4,060	$7,880	$—	$—	$247,248
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home improvement and home equity
Not graded	$—	$—	$—	$—	$—	$24	$—	$—	$24
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$24	$—	$—	$24
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans
(In thousands)	2024	2023	2022	2021	2020	Prior			Total
Real estate construction and development
Pass	$13,761	$15,743	$8,004	$—	$32,389	$2,473	$26,577	$—	$98,947
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,524	8,674	—	—	12,198
Total	$13,761	$15,743	$8,004	$—	$35,913	$11,147	$26,577	$—	$111,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$3,097	$2,115	$3,990	$490	$2,861	$11,586	$22,705	$—	$46,844
Special Mention	—	—	1,503	—	440	285	—	—	2,228
Substandard	—	—	—	—	—	—	390	—	390
Total	$3,097	$2,115	$5,493	$490	$3,301	$11,871	$23,095	$—	$49,462
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment and student loans
Not graded	$440	$1,607	$103	$99	$8	$34,162	$606	$—	$37,025
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	421	—	—	421
Total	$440	$1,607	$103	$99	$8	$34,583	$606	$—	$37,446
Current period gross charge-offs	$—	$20	$—	$—	$—	$2,842	$—	$—	$2,862

Total loans outstanding (risk rating):
Not graded	$440	$1,607	$24,032	$196,439	$2,488	$40,412	$606	$—	$266,024
Pass	102,945	58,261	96,117	36,527	74,720	167,603	80,122	—	616,295
Special Mention	—	2,000	1,503	—	6,093	285	—	—	9,881
Substandard	—	—	68	552	10,513	9,095	16,034	—	36,262
Grand total loans	$103,385	$61,868	$121,720	$233,518	$93,814	$217,395	$96,762	$—	$928,462
Current period gross charge-offs	$—	$20	$—	$—	$—	$2,842	$—	$—	$2,862

 Allowance for Credit Losses on Loans

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2025, and 2024 (in thousands).

December 31, 2025	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Student Loans	Total
Beginning balance	$2,839	$2,634	$2,504	$1,028	$7,041	$16,046
Provision for (reversal of) credit losses (1)	(801)	(991)	(194)	9	6,873	4,896
Charge-offs	—	—	—	—	(6,343)	(6,343)
Recoveries	1	2	—	—	236	239
Ending balance	$2,039	$1,645	$2,310	$1,037	$7,807	$14,838
(1) Excludes a $678,000 provision for unfunded loan commitments during the year.

December 31, 2024	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development	Agricultural	Installment & Student Loans	Total
Beginning balance	$1,903	$2,524	$3,614	$1,250	$6,367	$15,658
Provision for (reversal of) credit losses (1)	935	104	(1,110)	(222)	3,312	3,019
Charge-offs	—	—	—	—	(2,862)	(2,862)
Recoveries	1	6	—	—	224	231
Ending balance	$2,839	$2,634	$2,504	$1,028	$7,041	$16,046
(1) Excludes a $56,000 reversal of provision for unfunded loan commitments during the year.

Collateral-Dependent Loans

The following table presents the recorded investment in collateral-dependent loans by type of loan:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Number of Collateral-Dependent Loans	Amount	Number of Collateral-Dependent Loans
Real estate construction and development loans	$5,685	1	$12,185	3
Agricultural loans	—	—	390	1
Total	$5,685	1	$12,575	4

At December 31, 2025, the real estate and construction and development loan was secured by land. At December 31, 2024, two of the real estate construction and development loans were secured by land and one was secured by a multifamily property. The agricultural loan was secured by farmland.

Reserve for Unfunded Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit, and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk within the loan portfolio. There was a provision of $678,000 for unfunded loan commitments made during the year ended December 31, 2025, increasing the liability balance to $1.5 million. For the year ended December 31, 2024, there was a reversal of provision of $56,000 made for unfunded loan commitments. The balance for unfunded loan commitments totaled $780,000 at December 31, 2024. The reserve for the unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities.

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

The following tables present loan modifications made to borrowers experiencing financial difficulties for the period indicated:

	Twelve Months Ended
	December 31, 2025			December 31, 2024
(In thousands)	Term Extension	Extension Period	% of Loans Outstanding	Term Extension	Extension Period	% of Loans Outstanding
Commercial and business loans	$202	4 months	0.04%	$6,989	12 months	0.75%
At December 31, 2025 and December 31, 2024, there were no commitments to extend credit to borrowers whose loans had been modified. There were also no defaults on any loans modified during the 12 months preceding December 31, 2025 and 2024.

4.Student Loans

Included in installment loans are $27.1 million and $33.9 million in student loans at December 31, 2025, and 2024, made to medical and pharmacy school students. Accrued interest on student loans totaled $2.9 million and $3.6 million at December 31, 2025, and 2024, respectively. Upon graduation the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency, or fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. Student loans have not been originated or purchased since 2019.

As of December 31, 2025 and 2024, the allowance for credit losses for the student loan portfolio was $7.7 million and $7.0 million, respectively. There were no student loans in the substandard category at December 31, 2025. At December 31, 2024, there were student loans totaling $421,000 in the substandard category.

The following tables summarize the credit quality indicators for outstanding student loans as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	23	$642	$546	26	$692	$512
Grace	1	60	43	3	100	63
Repayment	329	16,066	244	406	19,647	324
Deferment	165	8,051	1,987	219	9,954	2,593
Forbearance	51	2,320	102	65	3,496	133
Total	569	$27,139	$2,922	719	$33,889	$3,625

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the year ended December 31, 2025, $496,000 in accrued interest receivable was reversed due to charge-offs of $6.3 million within the student loan portfolio. For the year ended December 31, 2024, $328,000 in accrued interest receivable was reversed due to charge-offs of $2.8 million within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Number of Borrowers	Principal Amount	Number of Borrowers	Principal Amount
Current or less than 31 days	158	$16,618	185	$19,737
31 - 60 days	11	1,181	9	1,625
61 - 90 days	4	587	7	1,360
Greater than 90 days	—	—	2	421
Total	173	$18,386	203	$23,143

5.Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2025	December 31, 2024
Land	$968	$968
Buildings and improvements	18,311	17,186
Furniture and equipment	9,984	11,392
	29,263	29,546
Less accumulated depreciation and amortization	(19,829)	(20,878)
Total	$9,434	$8,668

The depreciation and amortization expense on Company premises and equipment totaled $1.46 million and $1.47 million, for the years ended December 31, 2025, and 2024, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.

6.Investment in Limited Partnerships

The Bank owns interests in three local-area limited partnerships that provide private capital for small- and medium-sized businesses. This capital is typically used for financing later-stage growth, strategic acquisitions, ownership transitions, recapitalizations, or mezzanine capital. At both December 31, 2025 and 2024, the total investment in these limited partnerships was $4.3 million and was accounted for under the cost method. Income received from the partnerships totaled $84,000 during the year ended December 31, 2025. There was no income received during the year ended December 31, 2024. Remaining unfunded commitments at both December 31, 2025, and 2024, totaled $2.2 million.

7.Deposits

Deposits include the following:

(In thousands)	December 31, 2025	December 31, 2024
Noninterest-bearing deposits	$421,897	$360,152
Interest-bearing deposits:
NOW and money market accounts	472,169	504,466
Savings accounts	117,935	114,648
Time deposits:
Under $250,000	43,052	45,141
$250,000 and over	33,727	33,215
Total interest-bearing deposits	666,883	697,470
Total deposits	$1,088,780	$1,057,622

The scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2025	December 31, 2024
One year or less	$47,361	$56,246
More than one year, but less than or equal to two years	28,881	21,600
More than two years, but less than or equal to three years	330	112
More than three years, but less than or equal to four years	107	272
More than four years, but less than or equal to five years	100	126
Greater than five years	—	—
	$76,779	$78,356

Deposit balances representing overdrafts reclassified as loan balances totaled $187,000 and $178,000 as of December 31, 2025, and 2024, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $10.3 million and $11.5 million at December 31, 2025, and 2024, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

At December 31, 2025 and December 31, 2024, the Bank held $75.2 million and $100.3 million in brokered deposits, respectively.

8.Short-term Borrowings/Other Borrowings

The Bank maintains lines of credit with the Federal Reserve Bank, the Federal Home Loan Bank, and correspondent banks which may be drawn upon, as needed, to cover short-term financial obligations, or for investment or capital utilization purposes.

The following table sets forth the Bank’s outstanding and available credit lines for the periods indicated:

(In thousands)	December 31, 2025	December 31, 2024
Unsecured credit lines:
Credit limit	$90,000	$90,000
Balance outstanding	—	—
Federal Home Loan Bank:
Credit limit	124,886	135,634
Balance outstanding	—	—
Collateral pledged	224,473	230,001
Federal Reserve Bank:
Credit limit	480,835	499,069
Balance outstanding	—	—
Collateral pledged	584,264	617,860

At December 31, 2025, the Company’s available lines of credit totaled $695.7 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or SOFR. FHLB and FRB advances are collateralized by loans and investment securities. At December 31, 2025, $222.7 million in loans and $1.7 million in investment securities were pledged as collateral for FHLB advances. Additionally, $581.0 million in loans and $3.3 million in investment securities were pledged at December 31, 2025, as collateral for advances with the Federal Reserve Bank.

At December 31, 2024, the Company’s available lines of credit totaled $724.7 million. As of December 31, 2024, $228.1 million in loans and $1.9 million in investment securities were pledged as collateral for FHLB advances. Additionally, $614.2 million in loans and $3.7 million in investment securities were pledged as collateral at the Federal Reserve Bank.

The Company held no borrowings at December 31, 2025, or December 31, 2024.

9. Leases

The Company leases land and premises for its branch banking offices, administration facilities, and ITMs. The initial terms of these leases expire at various dates through 2044. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. As of December 31, 2025, the Company had 14 operating leases and no financing leases.

Upon adoption of ASC Topic 842, Leases, the Bank chose to apply the incremental borrowing rate in its determination of the lease liability. The incremental borrowing rate approximates the Bank’s current rates for fully secured loans where the amount and terms applied are similar to the amount and terms of the lease.

Operating lease expenses for the years ended December 31, 2025, and 2024, totaled $828,000 and $762,000, respectively.

Supplemental balance sheet information related to leases is as follows:

(In thousands)	December 31, 2025	December 31, 2024
Operating cash flows used in operating leases	$755	$766
Right-of-use assets obtained in exchange for new operating lease liabilities	814	2,374
Weighted-average remaining lease terms in years for operating leases	9.01	8.65
Weighted-average discount rate for operating leases	4.95%	5.06%

Maturities of lease liabilities are as follows as of December 31, 2025 (in thousands):

Years Ending December 31,	Lease Liabilities
2026	$481
2027	525
2028	527
2029	445
2030	397
Thereafter	1,863
Total undiscounted cash flows	4,238
Less: present value discount	(883)
Present value of net future minimum lease payments	$3,355

10.Junior Subordinated Debt/Trust Preferred Securities

The contractual principal balance of the Company’s debentures relating to its trust preferred securities totaled $6.0 million at of December 31, 2025 and $12.0 million as of December 31, 2024. The Company may redeem the junior subordinated debentures (TruPS) at any time at par.

The Company accounts for its TruPS issued under USB Capital Trust II at fair value. The Company believes the election of fair value accounting for the TruPS better reflects the true economic value of the debt instrument on the consolidated balance sheet. As of December 31, 2025, the rate paid on TruPS issued under USB Capital Trust II is 3-month SOFR plus 129 basis points, and is adjusted quarterly.

At December 31, 2025, the Company performed a fair value measurement analysis on TruPS using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month SOFR curve to estimate future quarterly interest payments due over remaining life of the debt instrument. These cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with TruPS. The 5.95% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At December 31, 2025, and December 31, 2024, the total cumulative gain recorded on the debt was $253,000 and $1.1 million, respectively.

During 2025, the Company made partial redemptions of $6.0 million of TruPS, lowering the contractual principal balance from $12.0 million at December 31, 2024 to $6.0 million at December 31, 2025. The partial redemptions resulted in total gains of $481,000, which were recorded on the income statement.

The following table provides detail on the Company’s junior subordinated debt/trust preferred securities:

(In thousands)	December 31, 2025	December 31, 2024
Net fair value calculation loss	$(486)	$(368)
Other comprehensive income (loss) gain	(396)	245
Realized loss on fair value	(90)	(614)
Adjustment to fair value on partial redemptions	(354)	—
Adjustment to other comprehensive income on partial redemptions	(834)	—
Realized gain on partial redemptions	481	—
Cumulative fair value adjustment	253	1,093
Discount rate	5.95%	6.40%

The net fair value calculation performed as of December 31, 2025 resulted in a pretax loss adjustment of $486,000 for the year ended December 31, 2025, compared to a pretax loss adjustment of $368,000 for the year ended December 31, 2024.

For the year ended December 31, 2025, the $486,000 fair value loss adjustment was separately presented as a $90,000 loss recognized on the consolidated statements of income, and a $396,000 loss associated with the instrument-specific credit risk recognized in other comprehensive income. For the year ended December 31, 2024, the $368,000 fair value loss adjustment was separately presented as a $614,000 loss recognized on the consolidated statements of income, and a $245,000 gain associated with the instrument-specific credit risk recognized in other comprehensive income. The Company calculated the change in the discounted cash flows based on updated market credit spreads for the periods ended.

Included in the change in fair value for the period ended December 31, 2025, was a total gain of $481,000 resulting from the partial redemption of $6.0 million in TruPS. Additionally, adjustments to OCI of $834,000 and to fair value of $354,000 were recorded as a result of the partial redemptions.

11.Income Taxes

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Credit losses not currently deductible	$4,742	$5,127
Deferred compensation	1,770	1,692
Depreciation	—	278
Accrued reserves	541	248
Write-down on other real estate owned	291	291
Unrealized gain on retirement obligation	62	63
Deferred loss ASC 825 – fair value option	230	354
Unrealized loss on available for sale securities	4,343	6,613
Interest on nonaccrual loans	1,856	1,733
Lease liability	1,068	1,006
Other	726	751
Total deferred tax assets	15,629	18,156
Deferred tax liabilities:
Depreciation	(336)	—
State tax	(622)	(636)
FHLB dividend	(46)	(46)
Loss on limited partnership investments	(706)	(841)
Fair value adjustments for purchase accounting	(93)	(93)
Unrealized loss on junior subordinated debentures	(260)	(471)
Deferred loan costs	(338)	(567)
Prepaid expenses	(136)	(106)
Right-of-use asset	(1,016)	(977)
Total deferred tax liabilities	(3,553)	(3,737)
Net deferred tax assets	$12,076	$14,419

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2025, or December 31, 2024.

Income tax expense for the years ended December 31, consist of the following:

(In thousands)	Federal	State	Total
2025
Current	$2,770	$1,353	$4,123
Deferred	228	56	284
	$2,998	$1,409	$4,407
2024
Current	$3,769	$2,240	$6,009
Deferred	(295)	(177)	(472)
	$3,474	$2,063	$5,537

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2025		2024
	(in thousands)	(percent)	(in thousands)	(percent)
U.S. Federal statutory tax rate	$3,506	21.0%	$4,275	21.0%
State taxes, net of federal income tax effect (1)	1,118	6.7	1,629	8.0
Cash surrender value of life insurance	(117)	(0.7)	(122)	(0.6)
Other adjustments	(100)	(0.6)	(244)	(1.2)
Effective income tax rate	$4,407	26.4%	$5,537	27.2%
(1) During the years ended December 31, 2025 and December 31, 2024, all state taxes were paid in California. No local taxes were paid.

The Company periodically reviews its tax positions under the accounting standards related to uncertainty in income taxes, which defines the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority. As of December 31, 2025, and 2024, the Company has no uncertain tax positions.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction and California. There are no filings in foreign jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for years before 2022 and 2021 for Federal and California jurisdictions, respectively.

The Company’s policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense. The decrease in the tax rate between the two periods was due primarily to a permanent adjustment to a state tax accrual due to the expiration of a California statute. Interest and penalties recognized during the periods ended December 31, 2025 and December 31, 2024 were insignificant.

12.Stock Based Compensation

Options and restricted stock units and awards have been granted to directors, officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options, units, and awards granted are service awards, and are based solely upon fulfilling a requisite service period (the vesting period). At December 31, 2025, the Company had one shareholder approved stock based compensation plan.

In May 2015, the Company adopted the United Security Bancshares 2015 Equity Incentive Award Plan (2015 Plan). The 2015 Plan provided for the granting of up to 758,000 shares of authorized and unissued shares of common stock in the form of stock options, restricted stock units, and restricted stock awards. The 2015 Plan required that the exercise price may not be less than the fair value of the stock at the date the option is granted, and that the option price must be paid in-full at the time it is exercised. While grants can no longer be made under the 2015 Plan due to its expiration in 2025, existing grants made prior to its expiration will continue to vest.

In May 2025, the Company adopted the United Security Bancshares 2025 Equity Incentive Award Plan (2025 Plan). The 2025 Plan provides for the granting of up to 1,200,000 shares of authorized and unissued shares of common stock in the form of stock options, restricted stock units, and restricted stock awards. The 2025 Plan requires that the exercise price may not be less than the fair value of the stock at the date the option is granted, and that the option price must be paid in-full at the time it is exercised.

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

Under the 2015 Plan, 268,578 granted stock instruments were outstanding as of December 31, 2025, of which 63,000 are exercisable. Of the 268,578 granted stock instruments, 13,787 are restricted stock units, 179,791 are restricted stock awards, and 75,000 are nonqualified stock options. At December 31, 2025, there were no shares available for future issuance under 2015 Plan.

Under the 2025 Plan, 100,926 restricted stock awards were outstanding as of December 31, 2025. Shares available for future issuance, including restricted stock awards, restricted stock units, and nonqualified stock options, totaled 1,099,074.

A summary of the status of the Company’s stock option plans and changes during the year are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2023	75,000	$9.54
Granted during the year	—	—
Exercised during the year	—	—
Forfeited during the year	—	—
Options outstanding December 31, 2024	75,000	9.54	4.49	$65,250
Granted during the year	—	—
Exercised during the year	—	—
Forfeited during the year	—	—
Options outstanding December 31, 2025	75,000	$9.54	3.49	$69,300

As of December 31, 2025, and 2024 there was $27,000 and $53,000, respectively, of total unrecognized compensation expense related to non-vested stock options. Non-vested stock options totaled 12,000 shares at December 31, 2025, with a weighted average remaining vesting period of approximately 1.07 years. Non-vested stock options totaled 18,000 at December 31, 2024. The aggregate intrinsic value of the non-vested stock options was $22,800 at December 31, 2025 and $32,580 at December 31, 2024.

Included in total outstanding options at December 31, 2025, were 63,000 exercisable shares at a weighted average price of $9.80, a weighted average remaining contract term of 3.00 years, and an intrinsic value of $46,500.

A summary of the status of the Company’s stock option values and activity is presented below:

	December 31, 2025	December 31, 2024
Weighted average grant-date fair value per share of stock options granted	$—	$—
Weighted average fair value of stock options vested	$26,000	$26,000
Total intrinsic value of stock options exercised	$—	$—

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

A summary of the status of the Company’s restricted stock units and changes during the year are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested units at December 31, 2023	7,000	$7.79
Granted during the year	15,733	$9.15
Vested during the year	(6,172)	$9.10
Forfeited during the year	(1,023)	$7.46
Non-vested units at December 31, 2024	15,538	$8.67
Granted during the year	9,421	9.65
Vested during the year	(8,001)	8.63
Forfeited during the year	(3,171)	10.26
Non-vested units at December 31, 2025	13,787	$9.00

As of December 31, 2025, there was $97,000 of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.68 years. As of December 31, 2024, there was $123,000 of total unrecognized compensation expense related to restricted stock units. The Company determines fair value of restricted stock units based on the quoted stock price as of the grant date.

A summary of the status of the Company’s restricted stock awards and changes during the year are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2023	14,435	$7.99
Granted during the year	191,795	8.24
Vested during the year	(60,777)	8.26
Forfeited during the year	—	—
Non-vested awards at December 31, 2024	145,453	$8.21
Granted during the year	210,305	9.61
Vested during the year	(75,041)	9.38
Forfeited during the year	—	—
Non-vested awards at December 31, 2025	280,717	8.95

As of December 31, 2025, there was $2.3 million of total unrecognized compensation expense related to restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 5.92 years. At December 31, 2024, there was $1.1 million of total unrecognized compensation expense related to restricted stock awards. The Company determines fair value of restricted stock awards based on the quoted stock price as of the grant date.
Included in salaries and employee benefits for the years ended December 31, 2025, and 2024 are $439,000 and $371,000 of stock-based compensation, respectively. Director’s fees and restricted stock awards made to directors totaling $530,000 and $311,000 for the same periods, respectively, are also included in stock-based compensation as reflected in the Consolidated Statement of Changes in Shareholders’ Equity. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to any year.
13.Employee Benefit Plans

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the U.S. Code. Employees of the Company are eligible to participate in the 401(k) Plan upon the first day of the month after their date of hire. Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors. Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are 100% vested at the time of contribution. The Company made matching contributions of $394,000 and $312,000 to the 401(k) Plan for the years ended December 31, 2025, and 2024, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for certain current and prior senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of at least 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 32 years. As of December 31, 2025, the Company maintained a total of 11 Salary Continuation agreements.

The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At both December 31, 2025, and 2024, $4.4 million had been accrued based on a discounted cash flow average rate of 4.67% and 4.92%, respectively, and was included in other liabilities on the consolidated balance sheets. Salary continuation expense is included in salaries and benefits expense, and totaled $252,000 and $306,000 for the years ended December 31, 2025, and 2024, respectively.

Included within the 11 total Salary Continuation agreements are four separate agreements with officers of the Bank. The accrual for this salary continuation liability is based on the anticipated years of service and vesting schedules provided under each individual agreement. The four policies are considered individual contracts, and the Company applies guidance contained in ASC Topic 710. Additionally, the Company purchased company owned life insurance (COLI) and bank owned life insurance policies (BOLI) in connection with these salary continuation agreements. The COLI policy premiums were paid over a seven year period and the BOLI policy premiums were paid in whole upon the purchase of the policies. There was no premium expense for the years ended December 31, 2025 and December 31, 2024.

There were eight Salary Continuation agreements established prior to 2015. Per the guidance in ASC Topic 715 “Compensation,” the Company records in accumulated other comprehensive (loss) income the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from changes in the estimated interest rates used in the calculation of net liabilities under the Plan. As of December 31, 2025, and 2024, the Company had approximately $145,000 and $147,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the Plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2025, and 2024.

Officer Supplemental Life Insurance Plan

The Company owns Bank-owned life insurance policies (BOLI) and Company-owned life insurance policies (COLI) on certain officers, including those covered under the Salary Continuation Plan above, with a portion of the post-retirement benefit available to the officers’ beneficiaries. The BOLI and COLI initial net cash surrender value is equal to the premium paid. Non-taxable increases in the cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company, are recorded as income. The cash surrender value of the policies totaled $21.3 million and $20.7 million at December 31, 2025, and 2024, and are included on the consolidated balance sheet as cash surrender value of life insurance. Income, net of expense, totaled $561,000 and $551,000 for the years ended December 31, 2025, and 2024, respectively. As the Salary Continuation Plan remains unfunded, it is the Company’s intention to utilize the policy proceeds to settle Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available, if necessary, to satisfy the Company’s creditors.

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

	December 31,
(In thousands)	2025	2024
Commitments to extend credit	$273,351	$204,033
Standby letters of credit	4,948	29,174

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately three years. At December 31, 2025, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $4.9 million.

Remaining unfunded commitments for the investment in limited partnership as of December 31, 2025 and 2024, totaled $2.2 million for each period.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

	December 31, 2025
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$139,823	$139,823	$—	$139,823	$—
Marketable equity securities	3,432	3,432	3,432	—	—
Loans, net	900,589	871,021	—	—	871,021
Financial Liabilities:
Time deposits	76,779	76,288	—	—	76,288
Junior subordinated debentures	6,296	6,296	—	—	6,296

	December 31, 2024
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Investment securities	$157,382	$157,382	$—	$157,382	$—
Marketable equity securities	3,326	3,326	3,326	—	—
Loans, net	912,416	874,105	—	—	874,105
Financial Liabilities:
Time deposits	78,356	77,981	—	—	77,981
Junior subordinated debentures	11,572	11,572	—	—	11,572

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

The Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2025.

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

Individually-Evaluated Loans - Fair value measurements for individually-evaluated loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by third party appraisals or observed market prices. Collateral-dependent loans are measured for impairment using the fair value of the collateral. There were no individually-evaluated loans measured at fair value as of December 31, 2025, or December 31, 2024.

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. No OREO properties were measured at fair value as of December 31, 2025, or December 31, 2024.

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

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2025, and 2024:

December 31, 2025				December 31, 2024
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debentures	Discounted cash flow	Market credit risk adjusted spreads	5.95%	Junior Subordinated Debentures	Discounted cash flow	Market credit risk adjusted spreads	6.40%

Management believes that the credit risk-adjusted spread utilized in the fair value measurement of TruPS is indicative of the nonperformance risk premium a willing market participant would require under current, inactive market conditions. Management attributes the change in fair value of TruPS to market changes in the nonperformance expectations and pricing of this type of debt. Generally, an increase in the credit risk adjusted spread and/or a decrease in the forward three-month SOFR curve will result in a positive fair value adjustment and a decrease in the fair value measurement. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the forward three-month SOFR curve will result in a negative fair value adjustment and an increase in the fair value measurement. The decrease in discount rate between the periods ended December 31, 2025, and December 31, 2024, is primarily due to decreases in rates for similar debt instruments.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025:

(In thousands)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$1,265	$—	$1,265	$—
U.S. Government collateralized mortgage obligations	73,593	—	73,593	—
Municipal bonds	44,864	—	44,864	—
Corporate bonds	20,101	—	20,101	—
Total AFS securities	139,823	—	139,823	—
Marketable equity securities	3,432	3,432	—	—
Total assets	$143,255	$3,432	$139,823	$—

Liabilities:
Junior subordinated debentures	$6,296	$—	$—	$6,296
Total liabilities	$6,296	$—	$—	$6,296

There were no non-recurring fair value adjustments at December 31, 2025.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024:

(In thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AFS Securities:
U.S. Government agencies	$2,644	$—	$2,644	$—
U.S. Government collateralized mortgage obligations	78,881	—	78,881	—
Municipal bonds	42,367	—	42,367	—
U.S. Treasury securities	—	—	—	—
Corporate bonds	33,490	—	33,490	—
Total AFS securities	157,382	—	157,382	—
Marketable equity securities	3,326	3,326	—	—
Total assets	$160,708	$3,326	$157,382	$—

Liabilities:
Junior subordinated debentures	$11,572	$—	$—	$11,572
Total liabilities	$11,572	$—	$—	$11,572

There were no non-recurring fair value adjustments at December 31, 2024.

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended:

Junior Subordinated Debentures (in thousands)	December 31, 2025	December 31, 2024
	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$11,572	$11,213
Gross loss included in earnings	90	614
Gross loss related to changes in instrument-specific credit risk	396	(245)
Partial redemption of liability at par	(6,000)	—
Adjustment to other comprehensive income - partial redemption	834	—
Realized gain on partial redemption	(481)	—
Decrease in accrued interest	(115)	(10)
Ending balance	$6,296	$11,572
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(391)	$614

16.Supplemental Cash Flows Disclosures

	Year Ended December 31,
(In thousands)	2025	2024
Cash paid during the period for:
Interest	$12,054	$13,897
Federal income taxes	2,950	4,000
State income taxes (1)	1,610	2,450
Noncash activities:
Transfer to other real estate owned	3,600	—
Recognition of ROU asset	814	2,374
Unrealized gains (losses) on junior subordinated debentures, net of tax	(935)	173
Unrealized gains on available for sale securities, net of tax	5,408	530
Unrealized (losses) gains on unrecognized post-retirement costs, net of tax	2	(17)
Cash dividend declared	2,110	2,083
(1) Income taxes paid to state of California.

17.Earnings Per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic net income per share computation with the numerator and the denominator of the diluted net income per share computation.

The two-class method is used in the calculation of basic and diluted earnings per share (“EPS”). Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The restricted stock awards granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities.

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024
Basic:
Net income available to common shareholders	$12,288	$14,783
Less: Earnings allocated to participating securities	(177)	(106)
Net income allocated to common shareholders	$12,111	$14,677

Weighted average shares outstanding including participating securities	17,493,576	17,312,530
Less: participating securities (1)	(251,826)	(124,146)
Weighted average common shares outstanding	17,241,750	17,188,384

Basic earnings per common share	$0.70	$0.85

Diluted:
Net income allocated to common shareholders	$12,111	$14,677

Weighted average shares outstanding including participating securities	17,493,576	17,312,530
Add: dilutive effect of stock options	4,746	2,421
Average shares and dilutive potential common shares	17,498,322	17,314,951
Less: participating securities (1)	(251,826)	(124,146)
Weighted average common and equivalent shares outstanding	17,246,496	17,190,805

Diluted earnings per share	$0.70	$0.85
Weighted average anti-dilutive shares excluded from earnings per share calculation	211,000	115,000
(1) Participating securities are restricted stock awards whereby the stock certificates have been issued but have not yet vested. These unvested shares are included in outstanding shares, receive dividends, and can be voted.

Dilutive income per share includes the effect of stock options, unvested restricted stock units, and other potentially dilutive securities using the treasury stock method. There is only one form of outstanding common stock. Holders of unvested restricted stock units do not receive dividends, while holders of unvested restricted stock awards do receive dividends.

18.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows for the years ended:

	December 31, 2025			December 31, 2024
(in thousands)	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures	Net unrealized loss on available for sale securities	Unfunded status of the supplemental retirement plans	Net unrealized gain on junior subordinated debentures
Beginning balance	$(15,760)	$(147)	$1,555	$(16,290)	$(130)	$1,382
Current period comprehensive (loss) income, net of tax	5,408	2	(935)	$530	$(17)	$173
Ending balance	$(10,352)	$(145)	$620	$(15,760)	$(147)	$1,555
Accumulated other comprehensive loss			$(9,877)			$(14,352)

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

Detailed information related to the Company’s banking segment is as follows:

	Banking Segment
(In thousands)	2025	2024
Interest income	$60,812	$60,751
Noninterest income	5,086	4,713
Total revenue	65,898	65,464

Less:
Interest expense	12,041	13,901

Less:
Provision for credit losses	5,574	2,963
Salaries and employee benefits	15,557	13,884
Provision for income taxes	4,407	5,537
Occupancy Expense	3,863	3,686
Depreciation	1,458	1,469
Amortization	1,519	1,546
Other expenses (1)	9,191	7,695
Banking segment net income	$12,288	$14,783

Reconciliation of assets:
Banking segment assets	$1,248,313	$1,211,718
Total consolidated assets	$1,248,313	$1,211,718
(1) Other segment items include merger-related expenses, professional fees, regulatory assessments, director fees and data processing fees.

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

As of December 31, 2025, and 2024, the Bank’s investment in York Monterey Properties, Inc. totaled $8.0 million and $5.0 million, respectively. York Monterey Properties, Inc. is included within the consolidated financial statements of the Company, with $8.2 million of the total investment recognized within the balance of OREO on the consolidated balance sheets. At December 31, 2024, $4.6 million of the total investment was recognized within the balance of other real estate owned.

21. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2025, and 2024
(In thousands)	2025	2024
Assets
Cash and equivalents	$2,955	$2,584
Investment in bank subsidiary	142,754	139,845
Other assets	2,429	1,588
Total assets	$148,138	$144,017

Liabilities & Shareholders’ Equity
Liabilities:
Junior subordinated debentures (at fair value)	$6,296	$11,572
Dividends declared	2,110	2,083
Other liabilities	49	—
Total liabilities	8,455	13,655
Shareholders’ Equity:
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding: 17,582,116 at December 31, 2025 and 17,364,984 at December 31, 2024	62,236	61,267
Retained earnings	87,324	83,447
Accumulated other comprehensive loss, net of tax	(9,877)	(14,352)
Total shareholders’ equity	139,683	130,362
Total liabilities and shareholders’ equity	$148,138	$144,017

United Security Bancshares – (parent only)	Years ended December 31,
Income Statements
(In thousands)	2025	2024
Income
Gain (loss) on fair value of junior subordinated debentures	$391	$(614)
Dividends from subsidiary	16,636	9,311
Total income	17,027	8,697
Expense
Interest expense	573	816
Other expense	1,201	511
Total expense	1,774	1,327
Income before taxes and equity in undistributed income of subsidiary	15,253	7,370
Benefit for income taxes	(504)	(574)
Equity in undistributed (loss) income of subsidiary	(3,469)	6,839
Net Income	$12,288	$14,783

United Security Bancshares – (parent only)	Years ended December 31,
Statement of Cash Flows
(In thousands)	2025	2024
Cash Flows From Operating Activities
Net income	$12,288	$14,783
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed loss (income) of subsidiary	3,469	(6,839)
Benefit for deferred income taxes	(615)	(130)
(Loss) gain on fair value of junior subordinated debentures	(391)	614
Increase in income tax receivable	(173)	(394)
Net decrease (increase) in other assets	178	(45)
Net cash provided by operating activities	14,756	7,989
Cash Flows From Financing Activities
Dividends paid	(8,385)	(8,307)
Redemption of junior subordinated debentures	(6,000)	—
Net cash used in financing activities	(14,385)	(8,307)
Net increase (decrease) in cash and cash equivalents	371	(318)
Cash and cash equivalents at beginning of year	2,584	2,902
Cash and cash equivalents at end of year	$2,955	$2,584

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

The final rule became effective January 1, 2020, and was adopted by the Bank on September 30, 2020. As of December 31, 2025, and December 31, 2024, the Company and Bank met all capital adequacy requirements to which they were subject.

The following table shows the Company’s and the Bank’s regulatory capital and regulatory capital ratios at December 31, 2025, and 2024, compared to the applicable capital adequacy guidelines:

	Actual		Minimum requirement for Community Bank Leverage Ratio (1)
(In thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2025 (Company):
Tier 1 Leverage (to Average Assets)	$152,073	12.56%	$108,974	9.00%
As of December 31, 2025 (Bank):
Tier 1 Leverage (to Average Assets)	149,931	12.40%	108,789	9.00%
As of December 31, 2024 (Company):
Tier 1 Leverage (to Average Assets)	153,673	12.57%	110,011	9.00%
As of December 31, 2024 (Bank):
Tier 1 Leverage (to Average Assets)	153,601	12.59%	109,829	9.00%
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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s management has determined that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2025. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2025.
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

  None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

Board of Directors and Executive Officers

The following sets for the the names and certain other information concerning the Board of Directors of the Company.

Name and Title Other than Director	Age	Year First Appointed	Principal Occupation During the Past Five Years
Stanley J. Cavalla	75	2001	President of Suburban Steel, Inc.; President of Tri State Stairway Corp.
Tom Ellithorpe	83	2001	Owner, Insurance Buying Service.
Jagroop “Jay” Gill	61	2023	Owner, Auto Dealerships.
Heather Hammack	49	2021	President, Famous Software.
Nabeel Mahmood	48	2017	Managing Director, CXO & Consultant, Mahmood, LLC (2014-Present); CIO, Instor (2020-Present); SCB Global (2021-Present); Managing Director, Nomad Futurist (2021-Present). President and CEO, Querai (2019-2020). Director, International Data Centers Authority (2018-2021).
Kenneth D. Newby	80	2014	Owner, Kenneth D. Newby, CPA.
Susan Quigley, Secretary	80	2017	Retired. Former Audit Managing Director at Deloitte & Touche, LLP, an international public accounting firm.
Brian C. Tkacz	49	2017	Senior Managing Director, Head of Central IT, Markel Corporation (2025-present). Managing Director, Information Technology, Markel Corporation (2024-2025). Senior Director, Head of Global IT Shared Services, IT Governance, and Risk & Compliance, Markel Corporation (2019-2024).
Dora Westerlund	54	2021	Founder and CEO, Fresno Area Hispanic Foundation.
Dennis R. Woods, Chairman, President, and Chief Executive Officer	79	2001	Chairman of the Board, President, and Chief Executive Officer of United Security Bancshares and United Security Bank.

Dennis R. Woods
Chairman of the Board
Director since 2001

Mr. Woods is the founding chairman of the Bank, and assumed the additional duties of President and CEO in 1993. Prior to the inception of the Bank, Mr. Woods was the President, CEO, and a 50% shareowner of a wholesale and retail food distribution company, Hestbeck’s Incorporated, for over 20 years. Mr. Woods has also been active in real estate investment, including ownership of commercial warehouses, apartments, and residential real estate for more than 30 years. Additionally, Mr. Woods has been involved with the development and cultivation of pistachio and almond farms from 1980 to present. Mr. Woods has continuously served on the boards of directors of a number of for-profit and non-profit organizations such as Hestbeck’s Incorporated; Pacific Coast Bankers Bank; California State University Fresno Bulldog Foundation; State Center Community College; United Way of Fresno County; Northern California Loan Fund Advisory, and Denwoods Farm Company. Mr. Wood’s background in various businesses qualifies him for service as a director.

Stanley J. Cavalla
Director since 2001

Mr. Cavalla has lived in Fresno County for over 70 years. He is President of Suburban Steel, Inc. and President of Tri State Stairway Corp. He is active in Fresno County as a businessman and farmer. He has over 50 years of experience in steel construction and farming. Mr. Cavalla’s relevant experience as an executive in managing and operating manufacturing and farming businesses within the Company’s market area, qualifies him for service as a director.

Tom Ellithorpe
Director since 2001

Mr. Ellithorpe has lived in Fresno, California for over 50 years. He is the owner of Insurance Buying Service. He is active in the Fresno community as an insurance broker and has been involved in the California insurance industry since 1972. He has also been involved in a number of business ventures in the Company’s market area including agricultural ventures. Mr. Ellithorpe’s relevant experience as an executive in the insurance industry and his understanding of risk management qualifies him for service as a director.

Jagroop “Jay” Gill
Vice Chairman of the Board
Director since 2023

Mr. Gill is the President and CEO of Gill Automotive Group, which owns and operates 11 automotive dealerships representing 13 different brands in California and Hawaii. In addition, he also has agricultural interests in central California. Jay is a graduate of California State University, Fresno where he received a bachelor’s degree in engineering. Jay currently serves on the boards of directors of Mid-Valley Water, Cen-Cal SBA, Chrysler Minority Dealer Association, and Ford Minority Dealer Association. Mr. Gill’s relevant experience as a local business executive, local board member, and long-time community member qualifies him for service as a director.

Heather Hammack
Director since 2021

Ms. Hammack is the President of Famous Software, LLC, one of the largest software solutions providers for the fresh produce industry. She is a graduate of California Polytechnic University, San Luis Obispo, where she received a degree in Agribusiness, with a concentration in Finance. Heather currently serves as a Business Advisory Council Member for the Craig School of Business at California State University, Fresno, and as a Dean’s Advisory Council Member for the College of Agriculture, Food and Environmental Science at California Polytechnic University, San Luis Obispo. Ms. Hammack’s relevant experience as an executive in the software industry and her understanding of finance qualifies her for service as a director.

Nabeel Mahmood
Director since 2017

Mr. Mahmood brings over 25 years of experience leading large-scale global technology organizations for companies experiencing robust growth through M&A, global expansion, implementing new business models, and technology innovation. His expertise includes leading organizations through transformational changes, connecting IT to the needs of the business, technology innovation, Big Data, Cloud, ERP, IoT, AI, ML, NLP, RPA, Mobility, unified communication, security, and Data Centers. Mr. Mahmood’s relevant experience as a technologist, executive, and member of various boards qualifies him for service as a director.

Kenneth D. Newby
Lead Independent Director
Director since 2014

Mr. Newby is a well-respected Certified Public Accountant with long-standing ties to the community. He has been self-employed as a financial consultant in Fresno, California, since June 2008. Previously, he worked as a partner with the public accounting firm of Deloitte & Touche, LLP. He has also served the local community through the Fresno Business Council and the Fresno State Foundation Board of Governors. Mr. Newby is a graduate of California State University, Fresno, where he received his Bachelor of Science in Business Administration and Accounting in 1972. Mr. Newby’s relevant experience as a certified public accountant and knowledge of auditing, accounting, and finance qualifies him for service as a director.

Susan Quigley
Director since 2017

Ms. Quigley is a long-term resident of the Fresno community. She served as an Audit Managing Director for Deloitte & Touche, LLP, until her retirement in 2010. While at Deloitte, she audited companies in many industries, including agribusiness, banking, and hospitals. She has made many presentations to boards of various companies. Ms. Quigley has been a member of the board of directors of various companies and not-profit organizations including National Raisin Company, San Joaquin Valley Town Hall, and Boys & Girls Club of Fresno County. She is also a Master Gardener. Ms. Quigley’s relevant experience in accounting, auditing, finance, and as a member of various boards qualifies her for service as a director.

Brian C. Tkacz
Director since 2017

Mr. Tkacz is a business and information technology (IT) executive with 20+ years of experience in large-scale IT strategy and delivery roles. He is a Senior Managing Director for Markel, a holding company for insurance, reinsurance, and investment operations around the world. He earned his MBA from the University of Virginia’s Darden Graduate School of Business and his BS in Managerial Economics from Cornell University. Mr. Tkacz’s relevant experience as a business leader, general manager, and successful P&L owner in the financial services and insurance industries, combined with his understanding of analytical problem solving and defining and executing business and IT strategies, qualifies him for service as a Director.

Dora Westerlund
Director since 2021

Ms. Westerlund is the President and CEO of the Fresno Area Hispanic Foundation, which established the only bilingual business incubator in the western United States. She has been serving and collaborating with the Central Valley business community for the past 27 years. In addition to leading a micro-loan program for the past 12 years, she has also promoted business growth with a focus on rural America. An alumna of California State University, Fresno, she has strong ties to the Central Valley and currently serves on the Board of Governors of California State University, Fresno. Ms. Westerlund’s relevant experience as an executive and her understanding of the community qualifies her for service as a director.

None of the directors were selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Company acting within their capacities as such. There are no family relationships between any of the Company’s directors and executive officers. No director serves as a director of any company that has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.

Executive Officers (not members of the Board):
The following sets forth, as of the filing date, the names and certain other information concerning current executive officer of the Company.

NEO	Age	Position and Principal Occupation For the Past Five Years
Dennis R. Woods	79	President and Chief Executive Officer of United Security Bancshares and United Security Bank since 1993.
David A. Kinross	61	Senior Vice President and Chief Financial Officer of United Security Bancshares and United Security Bank since 2022.
Robert Oberg	64	Senior Vice President and Chief Risk Officer of United Security Bancshares and United Security Bank since 2018.
Porsche Saunders	48	Senior Vice President and Chief Lending Officer of United Security Bancshares and United Security Bank since 2024.
Kevin J. Williams	51	Senior Vice President and Chief Banking Officer of United Security Bancshares and United Security Bank since 2025.
William Yarbenet	66	Senior Vice President and Chief Credit Officer of United Security Bancshares and United Security Bank since 2013.

Material Litigation Involving Directors and Executive Officers
As of the date of this filing, none of the Company’s Directors and/or Executive Officers is involved in any material proceeding as a party that is adverse to the Company or Bank or has a material interest adverse to the Company or Bank. In addition, none of the Company’s Directors and/or Executive Officers have been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) during the ten-year period prior to the date of this Proxy Statement.

Significant Employees
Although the Company and Bank considers each of their employees to be integral to the success of their respective operations in light of their individual contributions to the enterprise, neither the Company nor Bank has identified any “significant employees” within the meaning of Item 401(c) of SEC Regulation S-K.

Certain Information Regarding the Board of Directors

Director Compensation

Director compensation is evaluated and recommended by the Compensation Committee and approved by the Board of Directors. Non-employee directors receive cash and equity compensation for committee attendance and premiums for serving as chairpersons of certain committees. They may also receive equity grants in the form of stock options and awards.

Director compensation is paid in a 50/50 split of cash and restricted stock awards. The Board meeting fee is $1,610 per director per month. In addition, the Chairperson received an additional $345 per month and the Lead Director received an additional $230 per month. Also, directors, other than Mr. Woods and Mr. Newby, were paid $230 for Executive Committee meetings, $288 for Governance, ALCO, and 401(k) Committee meetings, and $403 for Audit, Compensation, IT, and Loan Committee meetings. The Chairpersons of the Audit, Compensation, Governance, and IT committees received $575 per meeting and the Chairperson of the 401(k) committee received $403 per meeting. The Lead Director, who facilitates the Executive Session, received $345 per month. Director fees are calculated and paid based on an estimated number of Board and Committee meetings per year.

Historically, the non-employee Company directors have received equity compensation in the form of nonqualified stock options, restricted stock units, and restricted stock awards. The Committee selected this form of equity compensation because it aligned the interests of the Board of Directors to those of the shareholders and also because of accounting and tax treatments of such awards.

The following table shows compensation paid or accrued for the last fiscal year to the Company’s non-employee directors. Mr. Woods does not receive committee fees and his director meeting fees are disclosed in the “All Other Compensation” column in the Summary Compensation Table for the Named Executive Officers.
NON-EMPLOYEE DIRECTOR COMPENSATION TABLE 2025

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Cavalla	$12,804	$113,594	$—	$—	$—	$—	$126,398
Tom Ellithorpe	26,798	132,278	—	—	—	—	159,076
Jagroop “Jay” Gill	11,736	65,602	—	—	—	—	77,338
Heather Hammack	14,833	68,041	—	—	—	—	82,874
Nabeel Mahmood	22,296	78,020	—	—	—	—	100,316
Kenneth D. Newby	17,835	120,299	—	—	—	—	138,134
Susan Quigley	17,582	119,973	—	—	—	—	137,555
Brian C. Tkacz	15,292	68,655	—	—	—	—	83,947
Dora Westerlund	46,114	54,760	—	—	—	—	100,874
(1) Board members received 50% of their 2025 monthly director fees in the form of stock awards on January 28, 2025 and October 28, 2025. The shares awarded on January 28, 2025, vested on May 28, 2025. The shares awarded October 28, 2025, will vest on May20, 2026.
(2) Fair market value upon grant dates of January 28, 2025 and October 28, 2025.
(3) On January 28, 2025, directors received stock awards with a fair value of $24,125 for Ms. Westerlund, $48,250 for Mr. Gill, Ms.Hammack, Mr. Mahmood, and Mr. Tkacz, and $96,500 for Mr. Cavalla, Mr. Ellithorpe, Mr. Newby, and Ms. Quigley. These stock awards vested 50% at December 1, 2025. The remainder will vest on December 1, 2026.

Director Emeritus Plans

In 1995, the Bank established the Directors Emeritus Plan I, which was amended in May 2000. Those directors who (i) retired as directors of the Bank prior to 2015 or (ii) retired as directors of Golden Oak Bank and Legacy Bank and who signed a shareholder’s agreement were eligible to participate in the Directors Emeritus Plan I. Directors Emerita under Directors Emeritus Plan I receive a monthly fee of $400, and receive preferential deposit and customer service with free checking as long as they serve as a Director Emeritus. Director Emeritus benefits terminate upon (i) the sale of a majority of the Director Emeritus’ shares of the Company’s common stock originally held, or (ii) the finding by the Company’s board of directors that the Director Emeritus is engaging in activities or making statements which are detrimental to the Company or the Company’s public image. At December 31, 2025, there were nine participants in the Directors Emeritus Plan. A total of $44,400 was paid under the Directors Emeritus Plan I in 2025.

In 2015, the Company established the Directors Emeritus Plan II. The new plan resets monthly fees every five years for directors retiring during that five-year period. Directors retiring during 2015-2019 receive $600 per month for life and will receive preferential deposit and customer service with free checking as long as they serve as a Director Emeritus. Directors retiring between 2020-2024 will receive $700 per month. To qualify, the retiring director must have served as a director for at least five years prior to retirement; and to continue receiving benefits the Director Emeritus must continue to own at least 25,000 shares of the Company’s common stock and not engage in activities or speech detrimental to the Company or the Bank. At December 31, 2025, there were four participants in the Directors Emeritus Plan II. A total of $32,200 was paid under the Directors Emeritus Plan II in 2025.

Both Director Emeritus Plans terminate if the Company is merged, acquired, or dissolved. Directors who retire after December 31, 2024, will no longer be included in the Director Emeritus Plan II. In January 2025, in lieu of participation in a Director Emeritus Plan, current directors received restricted stock awards based on their years of service to the Bank. Mr Woods, Mr. Cavalla, Mr. Ellithorpe, Mr. Newby, and Ms. Quigley each received 10,000 shares with grant-date fair values of $96,500. Mr. Gill, Ms. Hammack, Mr. Mahmood, and Mr. Tkacz each received 5,000 shares with grant-date fair values of $48,250. Ms. Westerlund received a cash payment of $25,000 and 2,500 shares with a grant-date fair value of $24,125. The shares awarded to Mr. Cavalla, Mr. Ellithorpe, Mr. Mahmood, Mr. Newby, Ms. Quigley, Mr. Tkacz, and Mr. Woods vest over two years with 50% vesting on December 1, 2025, and 50% on December 1, 2026. The shares awarded to Ms. Hammack and Ms. Westerlund vest over three years with 33.3% vesting on December 1, 2025, 33.3% on December 1, 2026, and 33.4% on December 1, 2027. Mr. Gill’s shares vest over five years at 20% per year beginning December 1, 2025.

Corporate Governance Guidelines

The Company is committed to having sound corporate governance principles that are important to the way the Company manages its business and to maintaining the Company’s integrity in the marketplace. The Company’s Corporate Governance Principles are available at www.unitedsecuritybank.com within the Investor Relations section.

Board of Directors and Committees of the Company

The Board of Directors of the Company oversees its business and monitors the performance of management. In accordance with Corporate Governance Principles, our Board of Directors does not involve itself in day-to-day operations. The directors keep themselves informed through, among other things, discussions with the Chief Executive Officer, other key executives, and our principal outside advisers (legal counsel, outside auditors, and other consultants), by reading reports and other materials provided by the Company, and by participating in board and committee meetings.

During 2025, the Board of Directors held ten meetings. No director attended less than 75% of all Board of Directors meetings and the meetings of any committee of the Board of Directors on which he or she served.

In 2025, the Board of Directors had the following committees: ALCO, Audit Committee, Compensation Committee, Corporate Governance/Nominating Committee, IT Committee, Loan Committee, and 401K Committee.

Attendance at Annual Meetings

The Company does not have a policy regarding director attendance at each Annual Meeting of Shareholders. The 2025 Annual Meeting of Shareholders was attended by Tom Ellithorpe, Ken Newby, and Dennis Woods.

Shareholder Communications with the Board

Shareholders who wish to communicate with the Board of Directors as a whole, or with an individual director, may do so by emailing the Board of Directors at roberg@unitedsecuritybank.com.

Selection and Evaluation of Director Nominees

The Corporate Governance/Nominating Committee is responsible for identifying and presenting nominees for membership on the Board, as needed, by the following process:

•The Corporate Governance/Nominating Committee identifies nominees by first evaluating the qualifications and willingness to continue in service of current members of the Board of Directors.
•The Corporate Governance/Nominating Committee identifies if the Board of Directors needs to add new members with specific skills or to fill a vacancy on the Board.
•The Corporate Governance/Nominating Committee initiates a search, working with staff support and seeking input from the members of the Board and executive management for nominee(s) including existing members that are willing to continue to serve as directors. The Corporate Governance/Nominating Committee also considers any nominee(s) recommended by shareholders.
•The Corporate Governance/Nominating Committee identifies a potential slate of nominee(s), after taking into account the criteria discussed in the next section below.
•The Corporate Governance/Nominating Committee determines if any Board members have contacts with the potential nominee(s).
•The Corporate Governance/Nominating Committee interviews prospective nominee(s) other than existing board members.
•The Corporate Governance/Nominating Committee keeps the Board informed of the selection progress.
•The Corporate Governance/Nominating Committee meets to consider and approve its slate of recommended nominee(s) also using the criteria discussed in the next section below. The Corporate Governance/Nominating Committee, in evaluating existing directors as nominees and non-directors as nominees, balances the value of continuity of service by existing members of the Board with that of obtaining a new perspective.
•The Corporate Governance/Nominating Committee presents its slate of recommended nominees to the Board and seeks the Board’s endorsement of such nominee(s).
•There is no third party that is currently paid to assist in identifying or evaluating potential director nominees, although the Corporate Governance/Nominating Committee has sole authority to retain or terminate the services of a third-party search firm to identify director nominees. The Corporate Governance/Nominating Committee’s process for identifying and evaluating nominees for directors will not materially differ based on whether or not the nominee is recommended by a shareholder.

Director Independence
It is the policy of the Board of Directors that a significant majority of its members be independent from management, and the Board has adopted director independence standards that meet the listing standards and applicable rules of The “NASDAQ Stock Market, LLC” (NASDAQ). These independence standards are included in our Corporate Governance Principles which can be found on the Company’s website at www.unitedsecuritybank.com within the Investor Relations section.
In accordance with our Corporate Governance Principles, the Board undertook its annual review of director independence. During this review, the Board considered any and all commercial and charitable relationships of directors, including transactions and relationships between each director or any member of his or her immediate family and the Company and the Bank. Following the review, the Board affirmatively determined, by applying the director independence standards contained in the Corporate Governance Principles, that each of our directors nominated for election at this Meeting (Stanley J. Cavalla, Tom Ellithorpe, Jay Gill, Heather Hammack, Nabeel Mahmood, Kenneth D. Newby, Susan Quigley, Brian Tkacz, and Dora Westerlund) is independent of the Company and its management in that none has a direct or indirect material relationship with the Company, with the exception of Dennis R. Woods, who is considered an inside director because of his employment as President and CEO of the Company. In addition, all members of the Audit Committee, the Compensation Committee and the Corporate Governance / Nominating Committee satisfy the standards of independence applicable to members of such committees established under applicable law, the listing standards and applicable rules of NASDAQ, and the director independence standards set forth in the Company’s Corporate Governance Principles.

Nomination of Directors

The Board of Directors maintains a Corporate Governance/Nominating Committee, which is responsible for assisting the Board of Directors in director selection, as well as review and consideration of developments in corporate governance practices. This committee consists solely of independent directors. This committee will also review director nominees submitted by shareholders. The Corporate Governance/Nominating Committee is responsible for annually reviewing and evaluating, in conjunction with the Board of Directors, the appropriate skills and characteristics required for Board of Directors members in the context of the current composition of the Board of Directors and goals for nominees to the Board of Directors, including nominees who are current directors.

The Board of Director’s policies with respect to director nominees have been to consider, among other factors: (a) the business experience of the nominee; (b) his or her reputation and influence in the community and standards of moral and ethical responsibility; (c) availability and willingness to devote time to fully participate in the work of the Board of Directors and its committees; and (d) commitment to the Company as evidenced by personal investment. Directors are expected to have demonstrated notable achievement in business, education, or public service; possess the education and experience to make a significant contribution to the Board of Directors; bring a range of skills, diverse perspective, and background to the Board of Directors; and serve as active resources for referrals and business development.

The Board of Directors will consider properly submitted nominees to the Board of Directors proposed by shareholders, although the Board has no formal policy with regard to shareholder nominees as it considers all nominees on their merits, as discussed above. Any shareholder nominations proposed for consideration by the Board should include the nominee’s name and qualifications for Board membership and should be addressed to:

Dennis R. Woods, Chairman of the Board United Security Bancshares 2126 Inyo Street Fresno, California 93721

In addition, the Bylaws of the Company permit shareholders to nominate directors for consideration at an Annual Meeting of Shareholders. For a description of the process for nominating directors in accordance with the Bylaws, please see the Notice of Annual Meeting of Shareholders accompanying this Proxy Statement.

Board Leadership Structure

Our Board of Directors is led by Dennis Woods, our Chairman of the Board, President, and Chief Executive Officer. The decision as to who should serve as Chairman of the Board, and who should serve as Chief Executive Officer, and whether those offices should be combined or separate, is properly the responsibility of our Board. The members of our Board possess considerable experience and unique knowledge of the challenges and opportunities we face, and are in the best position to evaluate our needs and how best to organize the capabilities of the directors and executive officers to meet those needs. The Board believes that the most effective leadership structure entails Mr. Wood’s continued service as both Chairman of the Board and Chief Executive Officer. Mr. Woods was the founding Chairman of the Bank and has been the Company’s Chairman of the Board and Chief Executive Officer since 2001. The Board of Directors believes that he is uniquely qualified through his experience and expertise to be the person who generally sets the agenda for, and leads discussions of, strategic issues for our Board. He was one of the key individuals behind our formation and his leadership was instrumental in the drafting and implementing of our strategic plan as well as our mission and vision statements. Mr. Woods’ leadership, as both the Chairman of the Board and as the Chief Executive Officer, continues to ensure that we remain dedicated to and focused on our mission.

Like many companies, our Board of Directors has an Executive Committee and other committees through which our Board of Directors accomplishes most of its corporate governance role, including new director and succession planning. Some of the committees are chartered to undertake significant activities and are made up entirely of independent directors.

In addition, our independent directors participated in nine executive sessions during the year, in which our Chairman of the Board and Chief Executive Officer does not participate. Any independent director may request additional executive sessions at any meeting. Our executive sessions are led by our Lead Director, Ken Newby, who is an independent director recommended by our Corporate Governance/Nominating Committee and appointed by our Board. The Lead Director is responsible for setting the agenda for executive sessions and leading them.

Board Role in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. The Company faces a number of risks, including interest rate risk and credit, market, and operational risks, such as the impact of competition. Management is responsible for the day-to-day management of the risks the Company faces, while the Chief Risk Officer and the Board, as a whole and through its committees, have responsibility for the oversight of risk management. In its risk-oversight role, the Board of Directors is responsible for ensuring that the Bank’s risk management policies and procedures are adequate and functioning as designed.

The Audit Committee engages in regular discussions with the Chief Risk Officer, the Company’s executive officers, and other Company officers as the Audit Committee may deem appropriate related to risk management. The committees consider risks within their areas of responsibility; for instance, the Compensation Committee considers risks that may result from changes in compensation programs.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee held one meeting during 2025. During 2025, the committee members were Mr. Ellithorpe, Ms. Hammack, Mr. Tkacz, and Ms. Westerlund, who are all considered independent as defined by the applicable NASDAQ and SEC rules. The charter of the Corporate Governance/Nominating Committee can be found on the Company’s website at www.unitedsecuritybank.com by clicking “About Us” and then “Governance.”

Compensation Committee

The Compensation Committee held three meetings during 2025. The Compensation Committee consists of two directors, both of whom are independent as defined by the applicable NASDAQ and SEC rules. During 2025, the members of the Compensation Committee were Mr. Gill, Ms. Hammack, and Mr. Tkacz. The Compensation Committee reviews human resource policies, establishes the compensation for the Chief Executive Officer and other executive officers, reviews salary recommendations, grants stock based compensation, and approves other personnel matters, which are in excess of management’s authority.

None of the Company’s executive officers served on the Compensation Committee and none of the members of the Compensation Committee serves or has served as an officer or employee of the Company. The charter of the Compensation Committee can be found on the Company’s website at www.unitedsecuritybank.com by clicking “About Us” and then “Governance.”

Audit Committee

During 2025, the Audit Committee met 12 times. During 2025, the Audit Committee consisted of Ms. Quigley (Chairperson), Mr. Newby, and Mr. Ellithorpe, all of whom were independent as defined by the applicable NASDAQ and SEC rules. Ms. Quigley and Mr. Newby are deemed by the Company to be audit committee financial experts pursuant to the applicable rules and regulations of the SEC. Ms. Quigley and Mr. Newby have an understanding of generally accepted accounting principles (GAAP) and have the ability and experience to prepare, audit, evaluate and analyze financial statements which present the breadth and level of complexity of issues that are reasonably expected to be raised by the Company’s financial statements.

The Audit Committee oversees the Company’s corporate accounting and reporting practices and the quality and integrity of the Company’s financial statements and reports; selects, hires, oversees and terminates the Company’s independent auditors; monitors the Company’s independent auditors’ qualifications, independence and performance; monitors the Company and its affiliates’ compliance with legal and regulatory requirements; and oversees all internal auditing functions and controls. The Audit Committee also oversees the risk management functions of the Bank.

The Board of Directors has adopted a written charter for the Audit Committee which is available on the Company’s website at www.unitedsecuritybank.com by clicking “About Us” and then “Governance.”

Audit Committee Report

The Report of the Audit Committee of the Board will not be deemed filed under the Securities Act of 1933, as amended (Securities Act), or under the Exchange Act.

In the performance of its oversight function, the Audit Committee considered and discussed the consolidated, audited financial statements with management and Baker Tilly US, LLP, with, and without, management present. The Audit Committee also discussed with Baker Tilly US, LLP, matters required to be discussed by the Public Company Accounting Oversight Board (PCAOB) “Auditing Standards 1301, Communications with Audit Committees,” as currently in effect. The Audit Committee discussed with management and Baker Tilly US, LLP, the quality and adequacy of the internal controls of the Company. The Audit Committee received written disclosures and a letter from Baker Tilly US, LLP, required by Independence Standards Board Standard No. 1, and has discussed with them their independent status. Baker Tilly US, LLP, did not perform any prohibited services for the Company.

Based on the review and discussions noted above, the Audit Committee recommended to the Board that the Company’s audited, consolidated-financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for filing with the SEC.

The Audit Committee has also confirmed that there have been no new circumstances or developments since their respective appointments to the Audit Committee that would impair any member’s ability to act independently. Respectfully submitted by the members of the Audit Committee:

Dated: March 25, 2026            Audit Committee of the Board of Directors of United Security Bancshares
Susan Quigley, Chairperson
Kenneth Newby,
Tom Ellithorpe

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on its review of the copies of such forms received by it, or written representations from the Reporting Persons that no Forms 4 or 5 were required for those persons, the Company believes that during 2025 the Reporting Persons complied with all filing requirements applicable to them, except for Mr. Ellithorpe, who filed one late Form 4.

Item 11 - Executive Compensation

Introduction
This Compensation Discussion and Analysis (CD&A) explains our executive compensation program for our named executive officers (NEOs) listed below. The CD&A also describes the process followed by the Compensation Committee of the Board of Directors (the “Committee”) for making pay decisions, as well as its rationale for specific decisions related to 2025.
The following table sets forth the name, age, and position, as of February 1, 2026, of the Company’s NEOs. None of the executive officers was selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Company acting within their capacities as such.

NEO	Age	Position and Principal Occupation For the Past Five Years
Dennis R. Woods	79	President and Chief Executive Officer of United Security Bancshares and United Security Bank since 1993.
David A. Kinross	61	Senior Vice President and Chief Financial Officer of United Security Bancshares and United Security Bank since 2022.
Kevin J. Williams	51	Senior Vice President and Chief Banking Officer of United Security Bancshares and United Security Bank since 2025.

Executive Summary

2025 Executive Compensation Highlights

Our executive compensation program is designed to align the interests of our NEOs with those of our shareholders. Based on our performance, and consistent with our desire to place greater emphasis on variable pay elements in our executive compensation program going forward, the Committee made the following executive compensation decisions for 2025:

•Base Salaries: The Committee approved base salary adjustments of 3.50% for Mr. Woods and Mr. Kinross, effective January 2025. Mr. Williams was hired on May 30, 2025, at a base salary of $295,000 per annum.

•2025 Short-Term Incentives: Based on our 2025 financial performance, Mr. Woods, Mr. Kinross, and Mr. Williams earned incentives of 24.6%, 21.3%, and 14.4%, respectively, of their base salaries, or approximately 32% to 55% of their respective maximum incentive opportunity. For details, please refer to “2025 Executive Compensation Program in Detail” discussion below.

Summary of Executive Compensation Practices

Our executive compensation program includes the following practices and policies, which we believe promote sound compensation governance and are in the best interests of our shareholders:

What we do	What we don’t do
Pay for performance and allocate individual awards based on actual results and how results were achieved.	No employment arrangements that provide for guaranteed salary increases, non-performance based bonuses or equity compensation for executive officers.
Restricted stock unit and restricted stock awards that are aligned with the long-term creation of shareholder value.	No severance benefits to our executive officers exceeding three times base salary and bonus.
Engage independent, external compensation consultants.	No excise tax gross-ups upon a change in control.
Clawback features incorporated into our executive employment agreements.	No repricing, buyout or exchange of underwater stock options.
Use of multiple performance measures and caps on potential incentive payments.	No excessive executive perquisites.
Annual review of executive incentive compensation programs.	No single trigger acceleration of vesting in the event of a change-in-control.

What Guides Our Program

Compensation Philosophy

Our executive compensation program is designed to achieve the following objectives:

•Attract and retain the most qualified and experienced individuals available to further the Company’s success.
•Align the interests of executives and shareholders by linking a significant portion of executive compensation to the Company’s financial performance.
•Reward and motivate appropriate executive behavior that produces strong financial results, while managing risks and promoting safety and soundness.
•Provide compensation opportunities competitive with those offered by our peers and consistent with the Company’s level of performance.

Elements of the Executive Compensation Program

The three main elements of the Company’s executive compensation program are base salary, short-term incentives, and long-term incentives, each of which is described below:

Compensation Element	Fixed or Variable	Annual or Long Term	Cash or Equity	Purpose
Base Salary	Fixed	Annual	Cash	To attract and retain the best talent.
Annual Short-Term Incentive Award	Variable	Annual	Cash	To motivate and maximize performance over a one-year period.
Restricted Stock Units and Restricted Stock Awards	Variable	Long- Term	Equity	To motivate and incent sustained performance over the long-term. Aligns interests of our NEOs with those of our shareholders. Also supports our leadership retention objectives.

The Decision-Making Process

The Role of the Compensation Committee. The Committee oversees the executive compensation program for our NEOs. The Committee works with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program annually. Details of the Committee’s authority and responsibilities are specified in the Committee’s charter, which may be accessed at our website, www.unitedsecuritybank.com.

The Committee makes recommendations to the Board regarding the structure of incentive-based compensation plans and equity based plans, both of which require Board approval. Operating within the plans approved by the Board, the Committee makes all final compensation and equity award decisions regarding our NEOs.

Role of the CEO. The CEO provides recommendations to the Committee on compensation for NEOs other than himself. The CEO does not provide recommendations concerning his own compensation, nor is he present during discussions of the Committee about his compensation.

Use of Independent Consultants and Advisors. The Committee engaged the services of Pearl Meyer & Partners (Pearl Meyer) as its outside independent compensation consultant during 2022. Pearl Meyer advises the Compensation Committee on a range of executive and director compensation matters including plan design, competitive market assessments, trends, and best practices. Pearl Meyer does not provide any other services to the Company.

The Role of Benchmarking and Market Data. The companies comprising the comparator peer group are reviewed and selected by the Committee to ensure relevance, with data and recommendations provided to the Committee by Pearl Meyer. The companies comprising the 2025 peer group were selected based on the following considerations:

•Size Characteristics: Assets, operating revenue, and market capitalization approximately two-thirds to twice the size of the Company;
•Geography: Headquartered in California, Nevada, or Washington;
•Operations: Commercial banks with reasonably similar loan mix and ratio of non-interest income to operating revenue as the Company.

The 2025 peer group approved by the Committee consisted of the following companies:

American Riviera Bancorp	Plumas Bancorp
California BanCorp	Provident Financial Holdings, Inc.
Community West Bancshares	Riverview Bancorp, Inc.
FFB Bancorp	Sound Financial Bancorp, Inc.
First Northern Community Bancorp	Summit State Bank
Oak Valley Bancorp	Timberland Bancorp, Inc.

The Committee engaged Pearl Meyer in 2022 to review the compensation of the NEOs and provide the Committee with an analysis of competitive pay practices for senior executives at the peer-group companies listed above. The Committee established base salaries, variable cash incentive awards, and long-term, equity-based incentive awards on a case-by-case basis for each NEO taking into account, among other things, individual and company performance, length of service, market data, advancement potential, recruiting needs, internal equity, retention requirements, succession planning, and best compensation governance practices. While the Committee used the Pearl Meyer analysis to help inform its compensation decisions, it does not target individual compensation levels to specific market pay percentiles.

2025 Executive Compensation Program in Detail

Base Salary
Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. In making base salary decisions, the Committee considers the CEO’s feedback as it relates to NEO performance, as well as each NEO’s position and level of responsibility within the Company. The Committee takes into account factors such as relevant market data, individual performance and contributions, and length of service. The Committee initially determined the appropriate annual base salary rate for each NEO as follows:

NEO	2024 Base Salary	2025 Base Salary	% Adjustment
Dennis R. Woods	$664,521	$687,779	3.50%
David A. Kinross	$288,558	$298,657	3.50%
Kevin J. Williams (1)	$—	$295,000	—%

(1) Mr. Williams began employment with the Company on May 30, 2025.

Short-term (Annual) Incentives
All of our NEOs are eligible to receive annual incentive awards, which are designed to focus executives on short-term financial and strategic goals that contribute to long-term value.

The NEOs are eligible to participate in the Annual Incentive Plan, which provides an opportunity to receive an annual incentive award that is contingent on achieving pre-defined annual corporate objectives, as well as individual goals.

Annual Incentive Plan. The 2025 Annual Incentive Plan provided our NEOs the opportunity to earn a performance-based annual cash incentive award. Actual bonus payouts depend on the achievement of pre-established performance objectives. Maximum annual incentive opportunities are expressed as a percentage of base salary, and were established by the Committee based on the NEO’s level of responsibility and his ability to impact overall results. The 2025 maximum award opportunities for the NEOs were as follows:

NEO	Maximum Opportunity as % of Base Salary
Dennis R. Woods	45%
David A. Kinross	45%
Kevin J. Williams (1)	26%
(1) Mr. Williams’ 2025 Annual Incentive was prorated as he began employment with the Company on May 30, 2025.
Performance Metrics and Assigned Weights. At the beginning of each year, the Committee approves the corporate financial measures, goals and assigned weights for each NEO. For 2025 the Committee selected the following performance metrics:
•Core Net Income Before Tax (CNIBT): Core net income is defined as pretax income less gain or loss on sales, OREO expenses, provision for loan loss, bonus expense, merger expenses, and gain or loss on fair value of financial liability.
•Deposit Growth: Deposit growth is defined as growth in average deposit balances over the prior year.
•Non-performing Assets (NPA) Ratio: NPA is defined as total nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned as a percentage of total assets.
•Regulatory Results: This metric is based on regulatory examination results.
The following table shows the performance measures and assigned weights for 2025:

NEO	CNIBT	NPA Ratio	Regulatory Results	Deposit Growth
Dennis R. Woods	53%	13%	13%	21%
David A. Kinross	52%	19%	19%	10%
Kevin J. Williams	53%	13%	13%	21%

The following table shows the performance requirements assigned for each measure and 2025 results:

Performance Measure	Threshold	Maximum	Results
CNIBT Growth	(7.57)%	12.44%	(4.41)%
NPA Ratio	1.65%	1.00%	1.11%
Regulatory Results (1)	--	--	--
Deposit Growth	(1.97)%	10.04%	2.54%
(1)Regulatory results cannot be publicly disclosed, but the outcome resulted in an earned payout.

Annual incentive awards are calculated based on actual performance as compared to the goals set forth. Performance below the threshold requirement results in non-payment for the respective measure. The Committee has the discretion to reduce or increase the payouts to the extent it determines appropriate to reflect the business environment and market conditions that may affect the Company’s financial and stock price performance. No such discretion was exercised by the Committee for payouts earned in 2025.

2025 Annual Incentive Plan Results. Based on the corporate results and individual performance achievements described above, the Committee approved the following Annual Incentive Plan incentive award payouts:

NEO	Earned Payout as a % of Base Salary	Actual Payout ($)
Dennis R. Woods	24.6%	$169,366
David A. Kinross	21.3%	63,465
Kevin J. Williams (1)	14.4%	42,376
1) Mr. Williams’ 2025 Annual Incentive was prorated as he began employment with the Company on May 30, 2025.
The following table details the recommended long-term incentive values.

Executive	2025 Salary	Long-Term Target Percentage	Long-Term Incentive Value
Dennis Woods	$687,779	15%	$103,167
Dave Kinross	298,657	10%	29,866
Kevin J. Williams	295,000	10%	29,500
Actual values of the awards totaled $104,061 for Mr. Woods, $30,127 for Mr. Kinross, and $29,760 for Mr. Williams based on the grant date fair value at January 27, 2026, resulting from a closing stock price of $10.49 on that day. Shares granted totaled 9,920 shares, 2,872 shares, and 2,837 shares for Mr, Woods, Mr. Kinross, and Mr. Williams, respectively.
Pay versus Performance

The Securities and Exchange Commission (SEC) requires that “pay versus performance” detail, as codified in the Dodd-Frank Act of 2010, be provided by companies filing proxy and information statements regarding executive compensation. The rules require a disclosure of what is “actually paid” to the PEO (principal executive officer) and NEOs (named executive officers), as well as total shareholder return for the company and its peers, net income, and a company-selected measure. Adjustments made to the summary compensation of the PEO and NEOs in order to determine what is “actually paid” are included in footnote 4 to the following table.

The following table sets forth pay versus performance information:

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (4)	Average Summary Compensation Table Total for Non-PEO NEOs (1)	Average Compensation Actually Paid to non-PEO NEOs (4)	Total Shareholder Return (2)	Peer Group Total Shareholder Return (2)	Net Income	Growth of Core Net Income before Taxes (year over year) (3)
2025	$1,284,384	$1,298,658	$758,623	$776,454	$104.46	$111.38	$14,783,000	(4.41)%
2024	1,140,887	1,114,342	971,835	960,952	121.33	109.38	19,796,000	12.70%
(1) For 2025, the PEO (Principal Executive Officer) is Dennis Woods, President & CEO of the Company. The NEOs (Named Executive Officers) are David A. Kinross, the Company’s SVP & Chief Financial Officer, and Kevin J. Williams, the Company’s SVP & Chief Banking Officer. For 2024, the PEO (Principal Executive Officer) is Dennis Woods, President & CEO of the Company. The NEOs (Named Executive Officers) are David A. Kinross, the Company’s SVP & Chief Financial Officer, and Porsche Saunders, the Company’s SVP & Chief Lending Officer.
(2) Total shareholder return represents the cumulative change in the value of a $100 investment based on the value of common stock as measured at December 31, 2025, through and including the fiscal year-end for each reported period and dividend reinvestment during the period. Peer group includes the peers listed previously in the CD&A.
(3) Core net income before taxes is a non-GAAP financial number calculated by combing consolidated pretax earnings with incentive payments, OREO expenses, provisions for loan loss, and gains/losses on equity securities, sale of assets, merger expenses, and fair value of junior subordinated debt.
(4) The following table sets forth a reconciliation of summary compensation to compensation “actually paid” to the PEO and NEOs:

	2025		2024
Adjustments	PEO ($)	Average of Other NEOs ($)	PEO ($)		Average of Other NEOs ($)
Total Compensation from Summary Compensation Table	$1,284,384	$758,623	$1,140,887		$971,835
Adjustments for defined benefit pension plan:
Subtraction: Aggregate change in actuarial present value of accumulated benefit plan during year	13,369	—	24,480		11,423
Adjustment for stock awards:
Subtraction: Fair value of awards granted during the year	228,715	419,934	132,385		540,715
Addition: Fair value of equity awards granted during year that are outstanding and unvested at year end	155,501	429,019	86,880		436,598
Addition (subtraction): Year-over-year change in fair value of awards granted in prior years for which vesting conditions were satisfied during the year	(258)	(159)	—	$(1,800)	4,552
Addition (subtraction): Year-over-year change in fair value of awards granted in prior years that are outstanding and unvested at year end	(129)	(1,079)	—		11,871
Addition: Fair value at end-of-year of awards granted and vested during the year	101,244	9,984	43,440		88,234
Compensation actually paid (as calculated)	$1,298,658	$776,454	$1,114,342		$960,952

The following tables set forth the weighting of performance objectives for incentive payout calculations:

2025 Incentive Payments
Growth of Core Net Income before Taxes	Incentive Payout	Non-Performing Assets/Total Assets	Incentive Payout	Regulatory Issues	Incentive Payout	Deposit Growth	Incentive Payout
>12.44%	45%	< 1.00%	45%			>10.04%	45%
9.94 - 12.44%	40%	1.00 - 1.10%	40%			8.54 - 10.04%	40%
7.44 - 9.94%	35%	1.10 - 1.25%	35%	0	35%	7.04 - 8.54%	35%
4.94 - 7.44%	30%	1.25 - 1.35%	30%			5.54 - 7.04%	30%
2.44 - 4.94%	25%	1.35 - 1.45%	25%	1	25%	4.04 - 5.54%	25%
(2.56) - 2.44%	15%	1.45 - 1.55%	15%			1.04 - 4.04%	15%
(7.56) - (2.56)%	5%	1.55% - 1.65%	5%	2	5%	(1.96) - 1.04%	5%
< (7.56)%	—	> 1.65%	—	3	—	< (1.96)%	—

2024 Incentive Payments
Growth of Core Net Income before Taxes	Incentive Payout	Non-Performing Assets/Total Assets	Incentive Payout	Regulatory Issues	Incentive Payout	Deposit Growth	Incentive Payout
> (7.0)%	45%	< 1.10%	45%			> (3.25)%	45%
(7.0) - (9.5)%	40%	1.10 - 1.20%	40%			(3.25) - (4.75)%	40%
(9.5) - (12)%	35%	1.20 - 1.35%	35%	0	35%	(4.75) - (6.25)%	35%
(12) - (14.5)%	30%	1.35 - 1.45%	30%			(6.25) - (7.75)%	30%
(14.5) - (17)%	25%	1.45 - 1.55%	25%	1	25%	(7.75) - (9.25)%	25%
(17) - (22)%	15%	1.55 - 1.65%	15%			(9.25)-(12.25)%	15%
(22) - (27)%	5%	1.65% - 1.75%	5%	2	5%	(12.25)-(15.25)%	5%
< (27)%	—	> 1.75%	—	3	—	< (15.25)%	—

Supplemental Executive Retirement Plan

The Company has established and sponsors a supplemental executive retirement plan in order to appropriately incent key employees, including the NEOs, to remain with the Company and become long-term loyal leaders. For more information on the Company’s supplemental executive retirement plan and the benefits payable to the NEOs thereunder, please see “Narrative Disclosure Regarding Retirement Benefits and Change in Control Benefits - Supplemental Executive Retirement Plan” below.

Other Benefits and Perquisites

Group insurance premiums, including, medical, disability, dental, and vision are paid for by the Company for NEOs and their families. These benefits are common in the industry for similar positions. The Company pays these insurance benefits for all other employees, and employees may elect to pay for the cost of insurance for their families. The Company has also established a contributory 401(k) defined contribution plan that allows eligible employees to contribute a portion of their income to a trust on a tax-favored basis. The Company matches participant contributions up to 4% of their eligible annual compensation. For more information on the Company’s 401(k) plan, please see “Narrative Disclosure Regarding Retirement Benefits and Change in Control Benefits - 401(k) Plan,” below.

The Chief Executive Officer is provided with a Company-owned vehicle and given reimbursement for membership dues in a country club. The Chief Financial Officer and Chief Banking Officer receive monthly car allowances. See “All Other Compensation” in the Summary Compensation Table below. The Company provides these perquisites to certain of its NEOs because these perquisites are offered by many of its peers, and therefore, the Compensation Committee believes that providing these perquisites to these NEOs is necessary for their retention and for the recruitment of new executive officers.

Employment Agreements and Executive Change in Control Agreements

The Bank has employment agreements in place with Mr. Woods, Mr. Kinross, and Mr. Williams. For more information on the employment agreements and executive change in control agreements, please see “Narrative Disclosure Regarding Retirement Benefits and Change in Control Benefits” below.

Other Practices, Policies and Guidelines

Clawback Policy

The Company’s “Clawback Policy” details procedures providing for the recovery of incentive-based compensation erroneously received by current or former executive officers during the three completed fiscal years immediately preceding the year in which the company is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements. The policy requires that erroneous payments are recovered even if there is no misconduct or failure of oversight on the part an individual executive officer. The policy is included as an exhibit to our 2024 Annual Report on Form 10-K.

Our executive employment agreements contain a provision that, in the event of a material restatement of financial results, the Board of Directors, based on available remedies, may seek recovery or forfeiture from any executive officer of the portion of incentive compensation that was received by, or vested in, the executive officer prior to the determination that a restatement was required and that would not have been earned had performance been measured on the basis of the restated results where the Board of Directors reasonably determines that the executive engaged in knowing or intentional fraudulent or illegal conduct that materially contributed to the need for the restatement.

Compensation Risk Assessment

It is our belief that a material portion of our executives’ total compensation should be variable compensation, tied to the Company’s financial performance. However, we strive to ensure that incentives do not result in actions that may conflict with the long-term interests of the Company, our shareholders, or our customers. The Committee reviews an evaluation of all of our plans covered under the “Sound Incentive Compensation Policies” for attributes that could cause excessive risk-taking or unethical sales practices. We concluded that our programs and practices do not encourage excessive risk-taking nor do they encourage unethical sales practices which would potentially cause harm to the Company or our customers.

Insider Trading Policies and Procedures

The Company has adopted an insider trading policy (the “Insider Trading Policy”) that applies to all (i) directors, (ii) executive officers and (iii) employees who are exposed to insider information (together, the “Covered Persons”). The Insider Trading Policy prohibits the use of material non-public information obtained by Covered Persons through their involvement with the Company when making decisions to purchase, sell, give away, or otherwise trade in the Company’s securities or to provide such information to others outside the organization. Further, we have established black-out periods to which all Covered Persons are subject, including quarterly black-out periods, which commence up to two weeks before the end of each quarter and continue until the quarterly earnings results are disclosed on Form 8-K. The Company may impose black-out periods from time to time as other types of material non-public information occur when material non-public events or disclosures are pending. If the Company imposes a special black-out period, the Company will notify Covered Persons accordingly.

Stock Option Grant Timing Policy
The Company has not granted stock options in more than 10 years. Accordingly, the Company has not adopted policies and practices on the timing of awards of stock options in relation to the disclosure of material nonpublic information of the Company, as contemplated by Item 402(x) of Regulation S-K. However, the United Securities Bancshares 2025 Equity Incentive Award Plan that is the subject of Proposal 2 generally prohibits grants of any equity award within four days before or one day after the planned release of material nonpublic information.

Tax and Accounting Considerations
The Compensation Committee believes that its primary responsibility is to provide a compensation program that attracts, retains, and rewards the executive talent necessary for our success.

Compensation Committee Report
The information contained in this report shall not be deemed to be “soliciting material,” to be “filed” with the SEC, or to be subject to Regulation 14A or Regulation 14C (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in future filings with the SEC except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” with management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in the Proxy Statement.

Dated: March 25, 2026            Compensation Committee of the Board of Directors of United Security Bancshares
Brian C. Tkacz, Chairman
Heather Hammack
Jay Gill
Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2025, and 2024, compensation information for services in all capacities to the Company’s executive officers who served as: (i) the Company’s principal executive officer and (ii) the two most highly compensated executive officers who were serving as executive officers at the end of 2025 and whose total compensation in 2025 exceeded $100,000 (collectively, the “Named Executive Officers”).

Summary Compensation
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)(3)	Non-Equity Incentive Plan Compensation ($) (4)	Non-Qualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($)(6)	Total Compensation ($)
Dennis R. Woods, President & CEO	2025	$742,479	$—	$228,715	$169,366	$13,369	$130,455	$1,284,384
	2024	727,350	—	132,385	147,856	24,480	108,816	1,140,887
David A. Kinross, SVP & CFO	2025	298,657	—	57,408	63,465	—	86,632	506,162
	2024	288,558	—	764,499	64,024	—	68,193	1,185,274
Kevin J. Williams, SVP & CBO (7)	2025	174,806	—	782,460	42,376	—	11,441	1,011,083
	2024	—	—	—	—	—	—	—

(1) Includes compensation for accrued personal days not used (maximum 10 days) plus imputed income for life insurance provided by the Company in excess of $50,000 of coverage.
(2) Represents the grant-date fair value determined in accordance with FASB ASC Topic 718, using the valuation assumptions described in the Notes to the Consolidated Financial Statements. On January 28, 2025, Mr. Woods and Mr. Kinross were granted RSAs totaling 13,701 shares and 5,949 shares, respectively. 33.3% of the shares vested on December 1, 2025, with future future vesting of 33.3% on December 1, 2026, and 33.4% on December 1, 2027. On September 23, 2025, Mr. Williams was granted 81,000 RSAs with a fair value of $782,460 at grant date. The shares vest at 10% over 10 years, beginning on May 30, 2026.
(3) Reflects the dollar amount recognized for financial statement report purposes for the fiscal years ended December 31, in accordance with FAS 123(R), of awards pursuant to the Company’s Equity Incentive Award Plan. Assumptions used in the calculation of these amounts are included in the Company’s audited consolidated financial statements for the fiscal years ended December 31.
(4) The amounts shown reflect payments made under the terms of the Annual Incentive Plan for performance, and in each case are paid in the first quarter of the following year.
(5) The amounts shown represent only the aggregate change in the actuarial present value of the accumulated benefit under each NEO’s supplemental executive retirement plan salary continuation agreement for the given years. The amounts are established by the Company determined using interest rate assumptions consistent with those used in the Company’s financial statements.
(6) See following table for details of All Other Compensation column amounts.
(7) Mr. Williams began employment with the Company on May 30, 2025.

All Other Compensation

Name and Principal Position	Year	Auto ($)	Club Membership ($)	401(k) ($)	Health Insurance ($)	Director Fees ($) (1)	Total ($)
Dennis R. Woods, President & CEO	2025	$26,320	$3,600	$14,000	$57,340	$29,195	$130,455
	2024	24,592	3,600	13,800	42,393	24,431	108,816
David A. Kinross, SVP & CFO	2025	12,000	—	14,000	60,632	—	86,632
	2024	12,000	—	13,800	42,393	—	68,193
Kevin J. Williams, SVP & CBO (2)	2025	7,000	—	3,933	508	—	11,441
	2024	—	—	—	—	—	—
(1) Mr. Woods received 50% of his 2025 monthly director fees in the form of restricted stock awards on January 28, 2025 and October 28, 2025, for a total of 1,795 shares of restricted stock with a total grant-date fair value of $16,694. He received 50% of his 2024 monthly director fees in the form of stock awards on February 27, 2024, June 25, 2024, September 24, 2024, and December 17, 2024, for a total of 1,565 shares of restricted stock with a total grant date fair value of $12,717.
(2) Mr. Williams began employment with the Company on May 30, 2025.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding the holdings of all equity awards by the Company’s NEOs as of December 31, 2025.

	Option Awards					Stock Awards and Units
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of securities Underlying Unexercised Unearned Options (#)	Option exercise price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#) (1)		Market Value of Shares of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dennis R. Woods	—	—	—	—	—	19,743		$198,812	—	—
David A. Kinross	—	—	—	—	—	84,582		851,741	—	—
Kevin J. Williams	—	—	—	—	—	81,000	(2)	815,670	—	—
(1) On December 1, 2023, Mr. Kinross received an RSA of 14,435 shares which will vest 20% per year over five years beginning December 1, 2024, and ending December 1, 2028. On December 17, 2024, Mr. Woods and Mr. Kinross were granted RSAs totaling 12,903 shares and 5,603 shares, respectively, with immediate vesting of 33.3% of the shares and future vesting of 33.3% on December 1, 2025, and 33.4% on December 1, 2026. On January 28, 2025, Mr. Woods and Mr. Kinross were granted RSAs totaling 13,701 shares and 5,949 shares, respectively, with vestings of 33.3% of the shares on December 1, 2025, 33.3% on December 1, 2026, and 33.4% on December 1, 2027. Mr. Woods was granted an additional 10,000 in RSAs on January 28, 2025 with 50% vesting on December 1, 2025 and 50% on December 1, 2026.

(2) The value of shares underlying unvested RSAs is based on the closing price of the Company’s common stock on December 31, 2025.

Grant of Plan-Based Awards

The following table sets forth certain information regarding the granting of plan-based awards to the Company’s NEOs during 2025.

Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
NEO	Grant Date	Threshold Level $	Target Level $	Maximum Level $	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Stock Awards: Number of Securities Underlying Options (#)	Grant Date Fair Value of Stock Awards
Dennis R. Woods	01/28/2025	—	—	$147,856	12,903	—	$132,385
David A. Kinross	01/28/2025	—	—	64,024	5,603	—	57,847
(1) Of the shares granted January 28, 2025, 33.3% vested on December 1, 2025, with future vestings of 33.3% on December 1, 2026 and 33.4% on December 1, 2027.

Stock Vesting

The following table presents information about the restricted stock that vested for each of the NEOs during 2025.

	Option Awards		Stock Awards and Units
NEO	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1) (2) (3)
Dennis Woods (2)	—	—	14,355	$141,778
David A. Kinross (3)	—	—	17,999	178,137
(1) The aggregate dollar value realized represents the value of shares received upon vesting of a restricted stock unit or restricted stock award.
(2) Mr. Woods received 50% of his monthly director fees for January through May 2025, in the form of restricted stock awards on January 28, 2025, for a total of 487 shares with a total grant-date fair value of $4,700. He received an award on October 28 2025, of 1,308 shares of restricted stock with a grant-date fair value of $11,994, for 50% of his director fees from June 2025 through May 2026. A total of 4,301 shares, 4,567 shares, and 5,000 shares of restricted stock awards with fair values of $42,666, $45,305 and $49,600, respectively, vested on December 1, 2025.
(3) Mr. Kinross’s 2,500 restricted stock units with a fair value of $25,175 vested on December 31, 2025. A total of 8,761 shares of a restricted stock award vested on January 2, 2025 with a fair value of $86,121. A total of 2,887 shares, 1,868 shares, and 1,983 shares of restricted stock awards with fair values of $28,639, $18,531, and $19,671, respectively, vested on December 1, 2025.

Narrative Disclosure Regarding Retirement Benefits and Change in Control Benefits

401(k) Plan

The Company has established a contributory 401(k) defined contribution plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows eligible employees to contribute a portion of their income to a trust on a tax-favored basis. All employees of the Company and/or the Bank are eligible to participate in the 401(k) Plan upon the first day of the month after completing three months of service. Participants are automatically vested 100% in all participant contributions which may be invested in any of several authorized investments. The Company also matches participant contributions up to 4% of their eligible annual compensation. During 2025, the Company reserved $394,000 to match all employee contributions to the 401(k) Plan, of which $31,933 was reserved to match contributions of the Company’s Named Executive Officers and is included as “All Other Compensation” in the Summary Compensation Table above.

Potential Payment upon Change in Control

The following table reflects the estimated amounts of compensation that would be paid to each NEO in the event of a change in control of United Security Bank as of December 31, 2025.

Name and Principal Position	Voluntary Termination Prior to Change in Control	Potential Payment Post Change in Control (1)	Potential Gain from Acceleration of Unvested-Unexercised Equity Awards ($) (2)	Total Potential Income Triggered by a Change in Control ($)
Dennis R. Woods, President & CEO	$—	$2,210,923	$198,812	$2,409,735
David A. Kinross, SVP & CFO	—	661,338	851,741	1,513,079
Kevin J. Williams, SVP & CBO	—	295,000	815,670	1,110,670
(1) The Change in Control (CIC) agreement provides a lump sum payment to each executive based on the executive’s base salary and bonus for such year. Mr. Woods would receive a payment of three year’s base salary plus bonus, Mr. Kinross would receive two year’s base salary plus bonus, and Mr. Williams would receive one year’s base salary plus bonus.
(2) The calculation assumes the event triggering payments occurred on December 31, 2025.

Supplemental Executive Retirement Plan

As part of its incentives, the Company established and sponsored a supplemental executive retirement plan (SERP) pursuant to which the Company agreed to provide supplemental retirement income to key employees, including certain NEOs and their beneficiaries, if certain agreed upon eligibility and vesting conditions were met. The primary condition to the vesting of benefits under the Company’s SERP was long-term service to the Company. Therefore, vesting was set pro-rata for each year over the term of the SERP. Prior service credit for any newly hired executive was not permitted, except at the discretion of the Compensation Committee, which oversees the management of the SERP. While the expected annual payment under the SERP was limited to not more than 50% of the annual base salary of the executive officer at the commencement of the SERP, the Compensation Committee may increase the annual payment amount of the SERP to 50% of the annual base salary averaged over the last five years of the executive officer’s employment with the Company. The Compensation Committee may also approve a split-dollar agreement related to the SERP of an executive officer, and determine the terms of such split-dollar agreement including the treatment of imputed income of such split-dollar agreement to the executive officer and any gross up of taxes associated with the imputed income.

Dennis R. Woods, the Company’s President and CEO, commenced participation in the Company’s SERP in June 1996, and by June 2007, all benefits under his SERP were fully vested and could be drawn upon by Mr. Woods upon his retirement. Under the terms of his SERP, Mr. Woods will be entitled to compensation for 15 years at $100,000 per year.

The SERP also provided that benefits be paid to the executive officers’ beneficiaries in the event of their deaths. The Company’s obligation to pay begins in the month following death. The Company purchased single-premium life insurance policies for each SERP issued to protect the Company for this eventuality. The life insurance policies accrue tax-free income to the Company. The policies can remain in effect until the executive is deceased, even after all benefits under the SERP have been paid or can be liquidated at the option of the Company at the cash surrender value. The death benefit is designed to return to the Company the cost of the SERP expense. The cash value of the insurance is carried on its books as an asset.

In recent years, the Company has not offered such plans to new executive officers; therefore, Messrs. Kinross and Williams are not participants.

The following table provides certain information regarding the retirement benefits for the NEOs.

Pension Benefits
NEO	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Dennis R. Woods	SERP	29	$1,081,444	$—
(1) Present value of benefit earned in accordance with FAS 106. (See Note 13 to the Company’s financial statements).

Employment Agreements

On April 28, 2015, the Company entered into an employment agreement with Mr. Dennis R. Woods for his service as President and Chief Executive Officer with an annual base salary of $499,392. The term of the employment agreement originally terminated on December 31, 2017, but, subject to early termination, renews annually for successive three-year terms unless prior notice of non-renewal is given by either party on an annual basis. Accordingly, Mr. Woods’ employment agreement now terminates on December 31, 2026. The Board of Directors may from time to time review Mr. Woods’ base salary and, at its sole discretion, may increase the base salary. Mr. Woods may also receive discretionary bonuses, if any, as determined by the Board of Directors and is eligible to earn incentive bonuses pursuant to any programs developed and implemented. The employment agreement provides that, in the event of involuntary termination without cause or voluntary termination for “Good Cause” (as defined), Mr. Woods would continue to receive his then current base salary for 24 months after such event, plus continuation of his group medical insurance benefits or payment of COBRA continuation benefits for 24 months. If Mr. Woods is terminated within one year following a change in control (as defined), he would be entitled to receive a lump sum payment equal to 36 months’ then current base salary plus continuation of group medical insurance benefits or payment of COBRA continuation benefits for 36 months. Payments made in connection with a change in control would be reduced, if necessary, to ensure that no payments constitute an excess parachute payment under Internal Revenue Code Section 280G.

On November 1, 2022, the Company entered into an employment agreement with Mr. David A. Kinross for his service as Senior Vice President and Chief Financial Officer with an annual base salary of $275,000. The term of the employment agreement originally terminated on December 31, 2024 but, subject to early termination, renews annually for successive two-year terms unless prior notice of non-renewal is given by either party on an annual basis. Accordingly, Mr. Kinross’s employment agreement now terminates on December 31, 2026. The Board of Directors may from time to time review Mr. Kinross’ base salary and, in its sole discretion, may increase the base salary. Mr. Kinross may also receive discretionary bonuses, if any, as determined by the Board of Directors and is eligible to earn incentive bonuses pursuant to any programs developed and implemented. The employment agreement provides that, in the event of involuntary termination without cause or voluntary termination for “Good Cause” (as defined), Mr. Kinross would continue to receive his then current base salary for 12 months after such event plus continuation of his group medical insurance benefits or payment of COBRA continuation benefits for 12 months. If Mr. Kinross is terminated within one year following a change in control (as defined), he would be entitled to receive a lump sum payment equal to 24 months’ then current base salary plus continuation of group medical insurance benefits or payment of COBRA continuation benefits for 24 months. Payments made in connection with a change in control would be reduced, if necessary, to ensure that no payments constitute an excess parachute payment under Internal Revenue Code Section 280G.

On May 30, 2025, the Company entered into an employment agreement with Mr. Kevin J. Williams for his service as Senior Vice President and Chief Banking Officer with an annual base salary of $295,000. The term of the employment agreement originally will terminate on May 29, 2026, but renew annually for successive one-year terms unless prior notice of non-renewal is given by either party on an annual basis. The Board of Directors may from time to time review Mr. William’s base salary and, at its sole discretion, may increase the base salary. Mr. Williams may also receive discretionary bonuses, if any, as determined by the Board of Directors and is eligible to earn incentive bonuses pursuant to any programs developed and implemented. The employment agreement provides that, in the event of involuntary termination without cause or voluntary termination for “Good Cause” (as defined), Mr. Williams would continue to receive his then current base salary for 12 months after such event plus continuation of his group medical insurance benefits, or payment of COBRA continuation benefits, for 12 months. If Mr. Williams is terminated within one year following a change in control (as defined), he would be entitled to receive a lump sum payment equal to 12 months’ then current base salary plus continuation of group medical insurance benefits or payment of COBRA continuation benefits for 12 months. Payments made in connection with a change in control would be reduced, if necessary, to ensure that no payments constitute an excess parachute payment under Internal Revenue Code Section 280G.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Management knows of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of the Company’s Common Stock, except as set forth in the table below. The following table sets forth, as of February 1, 2026, the number and percentage of shares of the Company’s outstanding Common Stock beneficially owned, directly or indirectly, by each the Company’s directors and nominees, Named Executive Officers (as defined below), principal shareholders, and by the directors and executive officers of the Company as a group. As used herein, the term “Executive Officers” refers to the Company’s President and Chief Executive Officer, the Senior Vice President and Chief Banking Officer, the Senior Vice President and Chief Financial Officer, the Senior Vice President and Chief Credit Officer, Senior Vice President and Chief Lending Officer, and the Senior Vice President and Chief Risk Officer. See “Compensation of Executive Officers and Directors of the Company - Executive Officers” herein. The shares “beneficially owned” are determined under Rule 13d-3 of the Securities Exchange Act of 1934, as amended, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of February 1, 2026. Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned. On

December 16, 2025, the Company announced the signing of an Agreement and Plan of Merger with Community West Bancshares (NASDAQ: CWBC), headquartered in Fresno, California, together with its banking subsidiary, Community West Bank, pursuant to which the companies will combine in an all-stock merger transaction. Under the terms of the agreement, United Security Bancshares will merge with and into Community West Bancshares and United Security Bank will merge with and into Community West Bank. The United Security Bancshares and Community West Bancshares Boards of Directors have unanimously approved the transaction. The merger is expected to be completed during the second quarter of 2026 which, if completed, will result in a change of control of the Company.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Executive Officers:
Stanley J. Cavalla	679,723	(2)	3.9%
Director
Tom Ellithorpe	187,534	(3)	1.1%
Director
Jagroop “Jay” Gill	1,289,973	(4)	7.3%
Director
Heather Hammack	28,398	(5)	0.2%
Director
David A. Kinross	123,969	(6)	0.7%
Senior Vice President and Chief Financial Officer
Nabeel Mahmood	38,827	(7)	0.2%
Director
Kenneth D. Newby, CPA	55,500	(8)	0.3%
Director
Robert Oberg	24,385	(9)	0.1%
Senior Vice President and Chief Risk Officer
Susan Quigley	39,887	(10)	0.2%
Director
Porsche Saunders	69,834	(11)	0.4%
Senior Vice President and Chief Lending Officer
Brian C. Tkacz	31,871	(12)	0.2%
Director
Dora Westerlund	30,770	(13)	0.2%
Director
Kevin J. Williams	83,837	(14)	0.5%
Senior Vice President and Chief Banking Officer
Dennis R. Woods	1,189,857	(15)	6.8%
Chairman, Nominee, President and Chief Executive Officer
William Yarbenet	76,244	(16)	0.4%
Senior Vice President and Chief Credit Officer
All Directors and Executive Officers as a Group
(15 in total)	3,950,609	(17)	22.4%

5% Stockholders:
Bridgewealth Advisory Group, LLC	1,218,400	(18)	6.9%
Dimensional Fund Advisors, LP	920,293	(19)	5.2%

(1)Includes shares subject to stock options that are exercisable within 60 days of February 1, 2026. These are treated as issued and outstanding for the purpose of computing the percentage of each director, Named Executive Officer and for All Directors and Executive Officers as a Group, but not for the purpose of computing the percentage of class owned by any other person.
(2)Mr. Cavalla has shared voting and investment powers as to 501,311 of these shares held in his wife’s IRA or in a trust with Mr. Cavalla as a co-trustee. Mr. Cavalla disclaims ownership of 270 shares which are held in his wife’s IRA.
(3)Mr. Ellithorpe has sole voting and investment powers in all shares owned.
(4)Mr. Gill has shared voting and investment powers in all shares held jointly with his wife.
(5)Ms. Hammack has sole voting and investment power in all shares owned. Ms. Hammack has 12,000 shares subject to stock options that are exercisable within 60 days of February 1, 2026.
(6)Mr. Kinross has shared voting and investment powers in all shares held jointly with his wife.
(7)Mr. Mahmood has 15,000 shares subject to stock options that are exercisable within 60 days of February 1, 2026.
(8)Mr. Newby has shared voting and investment powers as to 152 shares held jointly with his wife.
(9)Mr. Oberg has sole voting and investment powers in all shares owned.
(10)Ms. Quigley has shared voting and investment powers as to 24,887 shares held in a trust with Ms. Quigley as a co-trustee. Ms. Quigley has 15,000 shares subject to stock options that are exercisable within 60 days of February 1, 2026.
(11)Ms. Saunders has sole voting and investment powers in all shares owned.
(12)Mr. Tkacz has 15,000 shares subject to stock options that are exercisable within 60 days of February 1, 2026.
(13)Ms. Westerlund has shared voting and investment powers in all shares owned. Ms. Westerlund has 12,000 shares subject to stock options that are exercisable within 60 days of February 1, 2026.
(14)Mr. Williams has sole voting and investment powers in all shares owned.
(15)Mr. Woods has shared voting and investment powers as to 920,512 of these shares held in a trust with Mr. Woods as a co-trustee or in his wife’s IRA. Mr. Woods disclaims ownership of 43,258 shares which are held in his wife’s IRA.
(16)Mr. Yarbenet has sole voting and investment powers in all shares owned.
(17)Includes 69,000 shares that are subject to stock options which are exercisable and subject to vesting within 60 days of February 1, 2026.
(18)Based solely on a Schedule 13F-HR filed with the SEC on February 4, 2026 by Bridgewealth Advisory Group, LLC, 986 West Alluvial Ave., Suite 101, Fresno, CA 93711. This Schedule 13G/A reports that Bridgewealth Advisory Group, LLC has sole voting power with respect to 1,218,400 shares and sole dispositive power with respect to 1,218,400 shares beneficially owned as of December 31, 2025.
(19)Based solely on a Schedule 13F-HR filed with the SEC on February 12, 2026 by Dimensional Fund Advisors, LP, 6300 Bee Cave Road, Austin, TX 78746. This Schedule 13G/A reports that Dimensional Fund Advisors, LP, has sole voting power with respect to 920,293 shares and sole dispositive power with respect to 920,293 shares beneficially owned as of December 31, 2025.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

During 2025, there were no existing or proposed, material transactions between the Company and its executive officers, directors, or principal shareholders (beneficial owners of 5% or more of the Company’s Common Stock), or the immediate family or associates of any of the foregoing persons, except as indicated below.

Some of the Company’s directors and executive officers, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of its business, and the Bank expects to have such ordinary banking transactions with such persons in the future. During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates, collateral and repayment terms, as those prevailing at the same time with unrelated parties, and do not involve more than the normal risk of collectability or represent other unfavorable features. See “Note 3 - Loans” in the audited consolidated financial statements in the Company’s Annual Report for detail on outstanding loans and commitments to related parties. The Company may also engage in banking (non-lending) transactions with corporations of which the Company’s directors or officers may own a controlling interest, or also serve as directors or officers. These transactions are made in the ordinary course of business, on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with persons not related to the Company, do not involve more than the normal risk of collectability or present other unfavorable features, and comply with the provisions of applicable federal and state law.

Item 14 - Principal Accounting Fees and Services

Aggregate fees billed by the Company’s independent registered public accounting firm during 2025 and 2024, respectively, are as follows:

	2025 (4)	2024
Audit Fees (1)	$498,000	$463,117
Audit-Related Fees (2)	61,000	28,700
Tax Fees (3)	89,000	48,500
Total Fees	$648,000	$540,317
(1) Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings.
(2) Audit-related fees represent fees for professional services such as the audit of the Company’s employee benefit plan, consent related procedures, and technical accounting, consulting, and research.
(3) Tax fees relate to professional services rendered in connection with tax compliance and preparation relating to tax return and tax audits, as well as for tax consulting and planning services.
(4) Moss Adams LLP served as our independent registered public accounting firm until its merger with and into Baker Tilly US LLP in June 2025. Baker Tilly US LLP has served as our independent registered public accounting firm since the merger.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements

The following Consolidated Financial Statements are set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2025, and 2024

Consolidated Statements of Income - Years Ended December 31, 2025, and 2024

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2025, and 2024

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2025, and 2024

Consolidated Statements of Cash Flows - Years Ended December 31, 2025, and 2024

Notes to Consolidated Financial Statements

(a)(2)           Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.1.1	Amended Articles of Incorporation

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (2)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (4)

10.3	USB 2005 Stock Option Plan (3)

10.4	United Security Bancshares 2015 Equity Incentive Award Plan (4)

10.5	Executive Salary Continuation Agreement for William Yarbenet (5)

10.6	Employment Agreement for William Yarbenet (5)

10.7	Change in Control Agreement for Robert Oberg (6)

10.8	Executive Salary Continuation Agreement for Robert Oberg (6)

10.9	Employment Agreement for David Kinross (7)

10.10	Employment Agreement for Porsche Saunders

10.11	Change in Control Agreement for Porsche Saunders

10.12	First Amendment to Employment Agreement for Porsche Saunders

10.13	United Security Bancshares 2025 Equity Incentive Award Plan (9)

10.14	Employment Agreement for Kevin Williams

11.1	Computation of earnings per share. See Note 17 to Consolidated Financial Statements set forth in “Item 8. Financial Statements and Supplementary Data” of this Report.

19.1	Insider Trading Policy

21.1	Subsidiaries of the Company

23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97.1	Clawback Policy, dated November 28, 2023 (8)

101	Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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
(9) Previously filed on April 7, 2025 as Exhibit B to the Company’s 2025 Schedule 14A Definitive Proxy (file number 000-32897).

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

United Security Bancshares

March 25, 2026	/s/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 25, 2026	/s/ David A. Kinross
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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 25, 2026	/s/ Stanley J. Cavalla
Director

Date:	March 25, 2026	/s/ Tom Ellithorpe
Director

Date:	March 25, 2026	/s/ Jay Gill
Director

Date:	March 25, 2026	/s/ Heather Hammack
Director

Date:	March 25, 2026	/s/ Nabeel Mahmood
Director

Date:	March 25, 2026	/s/ Kenneth D. Newby
Director

Date:	March 25, 2026	/s/ Sue Quigley
Director

Date:	March 25, 2026	/s/ Brian Tkacz
Director

Date:	March 25, 2026	/s/ Dora Westerlund
Director